Form 10-K/A
period 2020-12-31
NavSight Holdings, Inc.
filed 2021-05-12
CIK 1816017

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

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

As of March 29, 2021, the Registrant had 23,000,000 of its Class A common stock, $0.0001 par value per share, and 5,750,000 of its Class B common stock $0.0001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

NavSight Holdings, Inc. (the “Company,” “we”, “our” or “us”) is filing this Annual Report on Form 10-K/A (Amendment No. 1), or this Annual Report, to amend our Annual Report on Form 10-K for the period ended December 31, 2020, originally filed with the Securities and Exchange Commission, or the SEC, on March 29, 2021, or the Original Filing, to restate our financial statements for the period ended December 31, 2020. We are also restating the financial statements as of December 31, 2020 in the accompanying financial statements included in this Annual Report, including describing the restatement and its impact on previously reported amounts.

The restatement results from the Company’s prior accounting for its outstanding warrants issued in connection with its initial public offering in September 2020 as components of equity instead of as derivative liabilities. The warrant agreement governing the warrants includes a provision that provides for potential changes to the settlement amounts dependent upon the characteristics of the holder of the warrant. In addition, the warrant agreement includes a provision that in the event of a tender or exchange offer made to and accepted by holders of more than 50% of the outstanding shares of a single class of common shares, all holders of the warrants would be entitled to receive cash for their warrants (the “tender offer provision”). In other words, in the event of a qualifying cash tender offer (which could be outside the control of the Company), all warrant holders would be entitled to cash, while only certain of the holders of the underlying common shares would be entitled to cash.

In connection with the audit of the Company’s financial statements for the period ended December 31, 2020, the Company’s management further evaluated the warrants under Accounting Standards Codification (“ASC”) Subtopic 815-40, Contracts in Entity’s Own Equity. ASC Section 815-40-15 addresses equity versus liability treatment and classification of equity-linked financial instruments, including warrants, and states that a warrant may be classified as a component of equity only if, among other things, the warrant is indexed to the issuer’s common stock. Under ASC Section 815-40-15, a warrant is not indexed to the issuer’s common stock if the terms of the warrant require an adjustment to the exercise price upon a specified event and that event is not an input to the fair value of the warrant. Based on management’s evaluation, the Company’s audit committee, in consultation with management and after discussion with the Company’s independent registered public accounting firm, concluded that the Company’s warrants are not indexed to the Company’s common shares in the manner contemplated by ASC Section 815-40-15 because the holder of the instrument is not an input into the pricing of a fixed-for-fixed option on equity shares. In addition, based on management’s evaluation, the Company’s audit committee, in consultation with management and after discussion with the Company’s independent registered public accounting firm, concluded the tender offer provision included in the warrant agreement fails the “classified in shareholders’ equity” criteria as contemplated by ASC Section 815-40-25.

As a result of the above, the Company should have classified the warrants as derivative liabilities in its previously issued financial statements. Under this accounting treatment, the Company is required to measure the fair value of the warrants at the end of each reporting period and recognize changes in the fair value from the prior period in the Company’s operating results for the current period.

i

The Company’s accounting for the warrants as components of equity instead of as derivative liabilities did not have any effect on the Company’s previously reported operating expenses, cash flows or cash.

In connection with the restatement, the Company’s management reassessed the effectiveness of its disclosure controls and procedures for the periods affected by the restatement. As a result of that reassessment, the Company’s management determined that its disclosure controls and procedures for such periods were not effective with respect to the classification of the Company’s warrants as components of equity instead of as derivative liabilities. For more information, see Item 9A included in this Annual Report on Form 10-K/A.

The Company has not amended its previously filed Current Report on Form 8-K Annual Report on Form 10-K or Quarterly Reports on Form 10-Q for the period affected by the restatement. The financial information that has been previously filed or otherwise reported for these periods is superseded by the information in this Annual Report on Form 10-K/A, and the financial statements and related financial information contained in such previously filed reports should no longer be relied upon.

The restatement is more fully described in Note 2 of the notes to the financial statements included herein.

Internal Control Considerations

In connection therewith, the Company’s management identified a material weakness in its internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the financial statements will not be prevented or detected and corrected on a timely basis. For a discussion of management’s consideration of the material weakness identified, see Item 9A. Controls and Procedures included in this Amendment.

Items Amended

The following items are amended in this Amendment: (i) Part I, Item 1A. Risk Factors; (ii) Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations; (iii) Part II, Item 8. Financial Statements and Supplementary Data; (iv) Part II, Item 9A. Controls and Procedures; and (v) Part IV, Item 15. Exhibits, Financial Statement Schedules. Additionally, in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the Company is including with this Amendment currently dated certifications from our principal executive officer and principal financial officer. These certifications are filed or furnished, as applicable, as Exhibits 31.1, 31.2, 32.1 and 32.2.

Except as described above, this Amendment does not amend, update or change any other disclosures in the Original 10-K. In addition, the information contained in this Amendment does not reflect events occurring after the filing of the Original 10-K and does not modify or update the disclosures therein, except as specifically identified above. Among other things, forward-looking statements made in the Original 10-K have not been revised to reflect events, results or developments that occurred or facts that became known to us after the date of the Original 10-K, other than the restatement, and such forward-looking statements should be read in conjunction with our filings with the SEC, including those subsequent to the filing of the Original 10-K.

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

Simultaneously with the consummation of the Public Offering, we consummated the private sale of an aggregate of 6,600,000 warrants, each exercisable to purchase one Class A common stock at $11.50 per share, to the Sponsor at the time of the Public Offering (and/or one or more of their estate planning vehicles) at a price of $1.00 per warrant, generating gross proceeds, before expenses, of $6,600,000 (the “Private Placement”). The warrants sold in the Private Placement, or the private placement warrants, are identical to the warrants included in the units sold in the Public Offering, except that, so long as they are held by their initial purchasers or their permitted transferees, (i) they will not be redeemable by the Company, (ii) they (including the Class A common stock issuable upon exercise of these warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold until 30 days after the Company completes its initial business combination, (iii) they may be exercised by the holders on a cashless basis and (iv) they will be entitled to registration rights.

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

The Transaction Agreement contains customary representations and warranties of the parties thereto and the closing is subject to certain conditions as further described in the Transaction Agreement.

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

If the anticipated benefits of the Business Combination do not meet the expectations of investors or securities analysts, the market price of NavSight’s securities may decline.

If the perceived benefits of the Business Combination do not meet the expectations of investors or securities analysts, the market price of NavSight’s securities prior to the Closing may decline. The market values of NavSight’s securities at the time of the Business Combination may vary significantly from their prices on the date the Business Combination Agreement was executed, the date of the proxy statement/prospectus/information statement, or the date on which NavSight’s stockholders vote on the Business Combination.

In addition, following the Business Combination, fluctuations in the price of NavSight’s securities could contribute to the loss of all or part of your investment. Prior to the Business Combination, there has not been a public market for Spire’s capital stock. Accordingly, the valuation NavSight has ascribed to Spire in the Business Combination may not be indicative of the price that will be implied in the trading market for NavSight’s securities following the Business Combination. If an active market for NavSight’s securities develops and continues after the Business Combination, the trading price of such securities could be volatile and subject to wide fluctuations in response to various factors, some of which are beyond Navsight’s control. Any of the factors listed below could have a material adverse effect on your investment in NavSight’s securities and NavSight’s securities may trade at prices significantly below the price you paid for them or that were implied by the conversion of Spire Capital Stock you owned into NavSight’s securities as a result of the Business Combination. In such circumstances, the trading price of NavSight’s securities may not recover and may experience a further decline.

Factors affecting the trading price of NavSight’s securities may include:

•	actual or anticipated fluctuations in NavSight’s quarterly financial results or the quarterly financial results of companies perceived to be similar to it;

•	changes in the market’s expectations about NavSight’s operating results;

•	success of competitors;

•	NavSight’s operating results failing to meet the expectation of securities analysts or investors in a particular period;

•	changes in financial estimates and recommendations by securities analysts concerning NavSight or the satellite data and analytics industry in general;

•	operating and share price performance of other companies that investors deem comparable to NavSight;

•	NavSight’s ability to bring its services and technologies to market on a timely basis, or at all;

•	changes in laws and regulations affecting NavSight’s business;

•	NavSight’s ability to meet compliance requirements;

•	commencement of, or involvement in, litigation involving NavSight;

•	changes in NavSight’s capital structure, such as future issuances of securities or the incurrence of additional debt;

•	the volume of NavSight’s shares of common stock available for public sale;

•	any major change in the NavSight Board or management;

•	sales of substantial amounts of NavSight’s shares of common stock by NavSight’s directors, executive officers, or significant stockholders or the perception that such sales could occur; and

•	general economic and political conditions such as recessions, interest rates, fuel prices, international currency fluctuations, and acts of war or terrorism.

Broad market and industry factors may materially harm the market price of NavSight’s securities irrespective of NavSight’s operating performance. The stock market in general, and the NYSE in particular, have experienced price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the particular companies affected. The trading prices and valuations of these stocks, and of NavSight’s securities, may not be predictable. A loss of investor confidence in the market for retail stocks or the stocks of other companies which investors perceive to be similar to NavSight or Spire could depress NavSight’s share price regardless of NavSight’s or Spire’s prospects, business, financial conditions, or results of operations. A decline in the market price of NavSight’s securities also could adversely affect NavSight’s ability to issue additional securities and NavSight’s ability to obtain additional financing in the future.

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

Of the net proceeds of the Public Offering, only approximately $2,000,000 was made available to us initially outside Trust Account to fund our working capital requirements. We believe that the funds available to us outside of the Trust Account will be sufficient to allow us to operate at least until September 14, 2022; however, we cannot assure you that our estimate is accurate. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent or merger agreements designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent or merger agreement where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.

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

In no event will we be required to net cash settle any warrant, or issue securities (other than upon a cashless exercise as described above) or other compensation in exchange for the warrants in the event that we are unable to register or qualify the shares underlying the warrants under the Securities Act or applicable state securities laws. If the issuance of the shares upon exercise of the warrants is not so registered or qualified or exempt from registration or qualification, the holder of such warrant shall not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In such event, holders who acquired their warrants as part of a purchase of units will have paid the full unit purchase price solely for the shares of Class A common stock included in the units. There may be a circumstance where an exemption from registration exists for holders of our private placement warrants to exercise their warrants while a corresponding exemption does not exist for holders of the public warrants included as part of units sold in the Initial Public Offering. In such an instance, our sponsor and its permitted transferees (which may include our directors and executive officers) would be able to exercise their warrants and sell the common stock underlying their warrants while holders of our public warrants would not be able to exercise their warrants and sell the underlying common stock. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying shares of Class A common stock for sale under all applicable state securities laws. As a result, we may redeem the warrants as set forth above even if the holders are otherwise unable to exercise their warrants.

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

Our amended and restated certificate of incorporation authorizes the issuance of up to 100,000,000 Class A shares of common stock, par value $0.0001 per share, 10,000,000 Class B shares of common stock, par value $0.0001 per share, and 1,000,000 preferred shares, par value $0.0001 per share. There are 77,000,000 and 14,250,000 authorized but unissued Class A shares of common stock and Class B shares of common stock, respectively, available for issuance, which amount does not take into account shares reserved for issuance upon exercise of outstanding warrants or shares issuable upon conversion of the Class B shares of common stock. The Class B shares of common stock are automatically convertible into Class A shares of common stock concurrently with or immediately following the consummation of our initial business combination, initially at a one-for-one ratio but subject to adjustment as set forth herein and in our amended and restated certificate of incororpation, including in certain circumstances in which we issue Class A shares of common stock or equity-linked securities related to our initial business combination. Immediately after the Public Offering, there will be no preferred shares issued and outstanding.

We may issue a substantial number of additional Class A common stock or preferred shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue Class A common stock upon conversion of the Class B common stock at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions as set forth therein. However, our amended and restated certificate of incorporation provides, among other things, that prior to our initial business combination, we may not issue additional shares that would entitle the holders thereof to (i) receive funds from the Trust Account or (ii) vote on any initial business combination. These provisions of our amended and restated certificate of incorporation, like all provisions of our amended and restated certificate of incorporation, may be amended with a shareholder vote. The issuance of additional common or preferred stock:

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

We may amend the terms of the public warrants in a manner that may be adverse to holders of public warrants with the approval by the holders of at least 50% of the then outstanding public warrants. As a result, the exercise price of your public warrants could be increased, the exercise period could be shortened and the number of Class A common stock purchasable upon exercise of a public warrant could be decreased, all without your approval.

Our public warrants were issued in registered form under a warrant agreement between American Stock Transfer & Trust Company, LLC, as warrant agent, and us. The warrant agreement provides that the terms of the public warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision but requires the approval by the holders of at least 50% of the then outstanding public warrants to make any change that adversely affects the interests of the registered holders of public warrants and, solely with respect to any amendment to the terms of the private placement warrants or working capital warrants or any provision of the warrant agreement with respect to the private placement warrants or working capital warrants, 50% of the number of the then outstanding private placement warrants or working capital warrants, as applicable. Accordingly, we may amend the terms of the public warrants in a manner adverse to a holder if holders of at least 50% of the then outstanding public warrants approve of such amendment. Although our ability to amend the terms of the public warrants with the consent of at least 50% of the then outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash or stock, shorten the exercise period, or decrease the number of shares of Class A common stock issuable upon exercise of a warrant.

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

Each unit contains one-half of one warrant. Pursuant to the warrant agreement, no fractional warrants were issued upon separation of the units, and only whole units can trade. If, upon exercise of the warrants, a holder would be entitled to receive a fractional interest in a share, we will, upon exercise, round down to the nearest whole number the number of Class A common stock to be issued to the warrant holder. This is different from other offerings similar to ours whose units include one share of common stock and one warrant to purchase one whole share of common stock. We have established the components of the units in this way in order to reduce the dilutive effect of the warrants upon completion of a business combination since the warrants will be exercisable in the aggregate for one-half of the number of shares compared to units that each contain a whole warrant to purchase one share, thus making us, we believe, a more attractive merger partner for target businesses. Nevertheless, this unit structure may cause our units to be worth less than if it included a warrant to purchase one whole share.

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

This Management’s Discussion and Analysis of Financial Condition and Results of Operations has been amended and restated to give effect to the restatement and revision of our financial statements as more fully described in the Explanatory Note and in “Note 2—Restatement of Previously Issued Financial Statements” to our accompanying financial statements. For further detail regarding the restatement adjustments, see Explanatory Note and Item 9A: Controls and Procedures, both contained herein.

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

For the period from May 29, 2020 (inception) through December 31, 2020, we had a net loss of $8,871,171, which consists of operating costs of $1,040,966, a non-cash charge for the change in the fair value of warrant liabilities of $7,257,000, transaction costs of $580,529, and offset by interest earned on marketable securities held in the Trust Account of $7,324.

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

For the period from May 29, 2020 (inception) through December 31, 2020, cash used by operating activities was $421,474. Net loss of $8,871,171 was affected by interest earned on marketable securities held in the Trust Account of $7,324, a non-cash charge for the change in the fair value of warrant liabilities of $7,257,000, $580,529 of transaction costs incurred in connection with the IPO, and changes in operating assets and liabilities, which provided $619,492 of cash from operating activities.

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

Warrant Liability

We account for the warrants issued in connection with our Initial Public Offering in accordance with the guidance contained in ASC 815-40-15-7D under which the warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the warrants as liabilities at their fair value and adjust the warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The fair value of the warrants was estimated using a Monte Carlo simulation approach.

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

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. In connection with this Amendment, our management re-evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2020, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, solely due to the Company’s restatement of its financial statements to reclassify the Company’s Public Warrants and Private Placement Warrants as described in the Explanatory Note to this Amendment, a material weakness existed and our disclosure controls and procedures were not effective as December 31, 2020.

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

Restatement of Previously Issued Financial Statements

On May 10, 2021, we revised our prior position on accounting for warrants and concluded that our previously issued financial statements as of December 31, 2020 and for the period from May 29, 2020 (inception) through December 31, 2020 should not be relied on because of a misapplication in the guidance on warrant accounting. However, the non-cash adjustments to the financial statements do not impact the amounts previously reported for our cash, total assets, operating expenses or cash flows.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.) In light of the restatement of our financial statements included in this Amendment, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

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

We have adopted an audit committee charter, which details the principal functions of the audit committee, including:

•

assisting board oversight of (1) the integrity of our financial statements, (2) our compliance with legal and regulatory requirements, (3) our independent registered public accounting firm’s qualifications and independence, and (4) the performance of our internal audit function and independent registered public accounting firm; the appointment, compensation, retention, replacement, and oversight of the work of the independent registered public accounting firm and any other independent registered public accounting firm engaged by us;

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

•

setting clear policies for audit partner rotation in compliance with applicable laws and regulations; obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing (1) the independent auditor’s internal quality-control procedures and (2) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities, within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;

•

meeting to review and discuss our annual audited financial statements and quarterly financial statements with management and the independent auditor, including reviewing our specific disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

•

reviewing with management, the independent registered public accounting firm, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

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

	Class A Common Stock		Class B Common Stock
Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	% of Class	Number of Shares Beneficially Owned	% of Class
5% Holders
Six4 Holdings, LLC(1)			5,667,500	98.6
Soroban Opportunities Master Fund LP(2)	2,131,322	9.3
Entities affiliated with Millennium(3)	1,803,272	7.8
Entities affiliated with Linden(4)	1,500,000	6.5
Directors and Executive Officers
Robert Coleman(5)			5,667,500	98.6
Jack Pearlstein(6)			5,667,500	98.6
William P. Crowell			25,000	*
Henry A. Crumpton			25,000	*
Gilman Louie			32,500	*
All NavSight directors and executive officers as a group (5 individuals)			5,750,000	100

*	Less than one percent
(1)

Consists of shares of Class B Common Stock held by Six4 Holdings, LLC (the “Sponsor”). RLM2 LLC and JIMI, LLC are the comanaging members of the Sponsor. Mr. Coleman is the sole member and manager of RLM2 LLC and Mr. Pearlstein is the sole member and manager of JIMI, LLC and each shares voting and dispositive power over the shares held by the Sponsor.

(2)

Based solely on the Schedule 13G filed with the SEC on March 22, 2021, consists of shares of Class A Common Stock held by Soroban Opportunities Master Fund LP. Soroban Capital Partners GP LLC is the general partner of Soroban Capital Partners LP, which is an investment adviser to Soroban Opportunities Master Fund LP. The managing partner of Soroban Capital Partners GP LLC is Eric W. Mandelblatt. The address of Soroban Capital Partners GP LLC, Soroban Capital Partners LP and Soroban Capital GP LLC is 55 West 46th Street, 32nd Floor, New York, NY 10036. The address of Soroban Opportunities Master Fund LP is c/o Walkers Corporate Limited, Cayman Corporate Centre, 27 Hospital Road, George Town, Grand Cayman KY1-9008, Cayman Islands.

(3)

Based solely on the Schedule 13G filed with the SEC on February 4, 2021, consists of (i) 353,272 shares of Class A Common Stock held by Integrated Core Strategies (US) LLC (“ICS US”), (ii) 900,000 shares of Class A Common Stock held by Riverview Group LLC (“Riverview”), and (iii) 550,000 shares of Class A Common Stock held by ICS Opportunities, Ltd. (“ICS Opportunities”). Millennium International Management LP (“Millennium International”), Millennium Management LLC (“Millennium Management”), Millennium Group Management LLC (“Millennium Group”) and Israel A. Englander, each of which share voting and dispositive power with respect to certain of the reported shares shown above. Millennium International is the investment manager to ICS Opportunities. Millennium Management is the general partner of the managing member of ICS US and Riverview and the general partner of the owner of ICS US and ICS Opportunities. Millennium Group is the managing member of Millennium Management and the general partner of Millennium International. The managing member of the Millennium Group is a trust of which Israel A. Englander, a United States citizen (“Mr. Englander”), currently serves as the sole voting trustee. The business address of the individual and entities identified in this footnote is 666 Fifth Avenue, New York, NY 10103.

(4)

Based solely on the Schedule 13G filed with the SEC on February 5, 2021, consists of (i) 1,341,716 shares of Class A Common Stock held by Linden Capital L.P. (“Linden Capital”) and (ii) 158,284 shares of Class A Common Stock held by one or more separately managed accounts (“Managed Accounts”). Linden GP LLC (“Linden GP”) is the general partner of Linden Capital and, in such capacity, may be deemed to beneficially own the shares held by Linden Capital. Linden Advisors LP (“Linden Advisors”) is the investment manager of Linden Capital and trading advisor or investment advisor for the Managed Accounts. Siu Min Wong is the principal owner and controlling person of Linden Advisors and Linden GP. In such capacities, Linden Advisors and Mr. Wong may each be deemed to beneficially own the shares held by each of Linden Capital and the Managed Accounts. The principal business address for Linden Capital is Victoria Place, 31 Victoria Street, Hamilton HM10, Bermuda. The principal business address for each of Linden Advisors, Linden GP, and Mr. Wong is 590 Madison Avenue, 15th Floor, New York, NY 10022.

(5)

Consists of shares of Class A Common Stock held by the Sponsor identified in footnote (1) above. RLM2 LLC and JIMI, LLC are the co-managing members of the Sponsor. Mr. Coleman is the sole member and manager of RLM2 LLC and Mr. Pearlstein is the sole member and manager of JIMI, LLC and each shares voting and dispositive power over the shares held by the Sponsor.

(6)

Consists of shares of Class A Common Stock held by the Sponsor identified in footnote (1) above. RLM2 LLC and JIMI, LLC are the co-managing members of the Sponsor. Mr. Coleman is the sole member and manager of RLM2 LLC and Mr. Pearlstein is the sole member and manager of JIMI, LLC and each shares voting and dispositive power over the shares held by the Sponsor.

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

Private Placement Warrants

The Sponsor purchased an aggregate of 6,600,000 private placement warrants, each exercisable to purchase one share of Class A common stock at $11.50 per share, at a price of $1.00 per warrant, or $6,600,000 in the aggregate, in connection with the Public Offering. The private placement warrants are identical to the warrants sold in the Public Offering except that the private placement warrants, so long as they are held by the Sponsor or its permitted transferees, (i) are not be redeemable by the Company, (ii) may not (including the Class A common stock issuable upon exercise of these warrants), subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of our initial business combination, (iii) may be exercised by the holders on a cashless basis and (iv) are entitled to registration rights.

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

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees billed by Marcum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the period from May 29, 2020 (inception) through December 31, 2020 totaled approximately $74,160. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Marcum for consultations concerning financial accounting and reporting standards for the period from May 29, 2020 (inception) through December 31, 2020.

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

Item 16. Form 10-K Summary

None.

Exhibit Index

Exhibit Number	Description

2.1	Business Combination Agreement, dated as of February 28, 2021, by and among the Company, NavSight Merger Sub Inc. and Spire Global, Inc. (3)

3.1	Certificate of Incorporation (2)

3.2	Form of Amended and Restated Certificate of Incorporation (2)

3.3	Form of Amended and Restated Bylaws (2)

4.1	Specimen Unit Certificate (2)

4.2	Specimen Class A Common Stock Certificate (2)

4.3	Specimen Warrant Certificate (2)

4.4	Warrant Agreement, dated September 9. 2020, between American Stock Transfer & Trust Company, LLC and the Company (1)

4.5	Description of Securities (4)

10.1	Registration Rights Agreement, dated September 9, 2020, among the Company and certain security holders. (1)

10.2	Indemnity Agreement, dated September 9. 2020, between the Company and Robert Coleman (1)

10.3	Indemnity Agreement, dated September 9. 2020, between the Company and Jack Pearlstein (1)

10.4	Indemnity Agreement, dated September 9. 2020, between the Company and Gilman Louie (1)

10.5	Indemnity Agreement, dated September 9. 2020, between the Company and William Crowell (1)

10.6	Indemnity Agreement, dated September 9. 2020, between the Company and Henry Crumpton (1)

10.7	Securities Subscription Agreement, dated June 16, 2020, between the Company and Six4 Holdings LLC (2)

10.8	Letter Agreement, dated September 9, 2020, between the Company and Six4 Holdings LLC (1)

10.9	Letter Agreement, dated September 9, 2020, between the Company and Robert Coleman (1)

10.10	Letter Agreement, dated September 9, 2020, between the Company and Jack Pearlstein (1)

10.11	Letter Agreement, dated September 9, 2020, between the Company and Gilman Louie (1)

10.12	Letter Agreement, dated September 9, 2020, between the Company and William Crowell (1)

10.13	Letter Agreement, dated September 9, 2020, between the Company and Henry Crumpton (1)

10.14	Investment Management Trust Agreement, dated September 9, 2020, between American Stock Transfer & Trust Company, LLC and the Company (1)

10.15	Private Placement Warrants Purchase Agreement, dated September 9, 2020, between the Company and Six4 Holdings LLC (1)

10.16	Administrative Services Agreement, dated September 9, 2020, between the Company and an affiliate of Six4 Holdings LLC (1)

10.17	Promissory Note, dated June 16, 2020, issued to Six4 Holdings LLC (2)

10.18	Form of Voting and Support Agreement (3)

10.19	Form of Voting and Non-Redemption Agreement (3)

10.20	Investors’ Rights Agreement, dated as of February 28, 2021, by and among the Company, the Sponsors and the Target Parties (each as defined in the Investors’ Rights Agreement (3)

10.21	Form of Subscription Agreement (3)

10.22	Form of Waiver Agreement (3)

14.1	Form of Code of Ethics (2)

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
(1)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the Commission on September 18, 2020 reporting for September 14, 2020.
(2)	Incorporated by reference to the Company’s Amendment No. 2 to Form S-1, filed with the Commission on September 8, 2020.
(3)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the Commission on March 1, 2021
(4)	Incorporated by reference to the Company’s 10-K, filed with the Commission on March 29, 2021

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 12, 2021

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

Name	Title	Date

/s/ Robert A. Coleman	Chief Executive Officer and Chairman of the Board of Directors	May 12, 2021
Robert A. Coleman

/s/ Jack Pearlstein	Chief Financial Officer and Director	May 12, 2021
Jack Pearlstein	(Principal Executive Officer and Principal Financial and Accounting Officer)

/s/ William P. Crowell	Director	May 12, 2021
William P. Crowell

/s/ Henry A. Crumpton	Director	May 12, 2021
Henry A. Crumpton

/s/ Gilman Louie	Director	May 12, 2021
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

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the financial statements, the Company’s business plan is dependent on the completion of a business combination and the Company’s cash and working capital as of December 31, 2020 are not sufficient to complete its planned activities. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Restatement of 2020 Financial Statements

As discussed in Note 2 to the financial statements, the accompanying financial statements as of December 31, 2020 and for the period from May 29, 2020 (inception) through December 31, 2020 have been restated.

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

Melville, NY

March 29, 2021, except for the effects of the restatement discussed in Notes 2 and 10 as to which the date is May 12, 2021

NAVSIGHT HOLDINGS, INC.

BALANCE SHEET

DECEMBER 31, 2020 (As Restated)

ASSETS
Current Assets
Cash	$1,323,425
Prepaid expenses and other current assets	279,762

Total Current Assets	1,603,187
Marketable securities held in Trust Account	230,007,324

TOTAL ASSETS	$231,610,511

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$899,254
Accrued offering costs	126,844

Total Current Liabilities	1,026,098
Deferred underwriting fee payable	8,050,000
Warrant liability	23,366,000

Total Liabilities	32,442,098

Commitments
Class A common stock subject to possible redemption 19,416,841 shares at redemption value	194,168,410

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 3,583,159 issued and outstanding (excluding 19,416,841 shares subject to possible redemption)	358
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 5,750,000 shares issued and outstanding	575
Additional paid-in capital	13,870,241
Accumulated deficit	(8,871,171)

Total Stockholders’ Equity	5,000,003

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$231,610,511

The accompanying notes are an integral part of the financial statements.

NAVSIGHT HOLDINGS, INC.

STATEMENT OF OPERATIONS

FOR THE PERIOD FROM MAY 29, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020 (As Restated)

Formation and operating costs	$1,040,966

Loss from operations	(1,040,966)
Other income:
Interest earned on marketable securities held in Trust Account	7,324
Change in fair value of warrant liability	(7,257,000)
Transaction costs attributable to warrants	(580,529)

Other income (loss), net	(7,830,205)

Loss before provision for income taxes	(8,871,171)

Net loss	$(8,871,171)

Basic and diluted weighted average shares outstanding, Class A Common stock subject to possible redemption	20,212,072

Basic and diluted net loss per share, Class A Common stock subject to possible Redemption	$0.00

Basic and diluted weighted average shares outstanding, Class A and B Non-redeemable common stock	6,920,082

Basic and diluted net loss per share, Class A and B Non-redeemable common stock	$(1.28)

The accompanying notes are an integral part of the financial statements.

NAVSIGHT HOLDINGS, INC.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM MAY 29, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020 (As Restated)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance – May 29, 2020 (Inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B common stock	—	—	5,750,000	575	24,425	—	25,000
Sale of 23,000,000 Units, net of underwriting discounts	23,000,000	2,300	—	—	207,286,284	—	207,288,584
Excess of purchase price paid over fair value of private placement warrants	—	—	—	—	726,000	—	726,000
Class A common stock subject to possible redemption	(20,206,199)	(2,021)	—	—	(202,059,969)	—	(202,061,990)
Change in value of common stock subject to redemption	789,358	79			7,893,501		7,893,580
Net loss	—	—	—	—	—	(8,871,171)	(8,871,171)

Balance – December 31, 2020	3,583,159	$358	5,750,000	$575	$13,870,241	$(8,871,171)	$5,000,003

The accompanying notes are an integral part of the financial statements.

NAVSIGHT HOLDINGS, INC.

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM MAY 29, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020 (AS RESTATED)

Cash Flows from Operating Activities:
Net loss	$(8,871,171)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(7,324)
Change in fair value of Warrants	7,257,000
Transaction costs attributable to Warrants	580,529
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(279,762)
Accounts payable and accrued expenses	899,254

Net cash used in operating activities	(421,474)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(230,000,000)

Net cash used in investing activities	(230,000,000)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	25,000
Proceeds from sale of Units, net of underwriting discounts paid	225,400,000
Proceeds from sale of Private Placement Warrants	6,600,000
Proceeds from promissory note – related party	119,156
Repayment of promissory note – related party	(119,156)
Payment of offering costs	(280,101)

Net cash provided by financing activities	231,744,899

Net Change in Cash	1,323,425
Cash – Beginning of period	—

Cash – End of period	$1,323,425

Non-Cash investing and financing activities:
Initial classification of Class A common stock subject to possible redemption	$202,458,400

Initial measurement of warrants issued in connection with initial public offering accounted for as a liability	$16,109,000

Change in value of Class A common stock subject to possible redemption	$(8,289,990)

Deferred underwriting fee payable	$8,050,000

Offering costs included in accrued offering costs	$126,844

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

The Company has one subsidiary, NavSight Merger Sub Inc., a direct wholly owned subsidiary of the Company incorporated in Delaware on February 22, 2021 (“Merger Sub”) (see Note 11).

As of December 31, 2020, the Company had not commenced any operations. All activity for the period from May 29, 2020 (inception) through December 31, 2020 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, identifying a target company for a Business Combination and activities in connection with the proposed acquisition of Spire Global, Inc., a Delaware corporation (“Spire”) (see Note 11). The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

The registration statement for the Company’s Initial Public Offering was declared effective on September 9, 2020. On September 14, 2020, the Company consummated the Initial Public Offering of 23,000,000 units (the “Units” and, with respect to the shares of Class A common stock included in the Units sold, the “Public Shares”), which includes the full exercise by the underwriter of the over-allotment option to purchase an additional 3,000,000 Units, at $10.00 per Unit, generating gross proceeds of $230,000,000, which is described in Note 4.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 6,600,000 warrants (each, a “Private Placement Warrant” and, collectively, the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant in a private placement to Six4 Holdings, LLC (the “Sponsor”), generating gross proceeds of $6,600,000, which is described in Note 5.

Transaction costs amounted to $13,056,945, consisting of $4,600,000 of underwriting fees, $8,050,000 of deferred underwriting fees and $406,945 of other offering costs. Total transaction costs were allocated to a component of equity and a component of the public company warrant liability (see Note 2) based on an allocated proceeds model. $580,529 was allocated to the warrant liability component and immediately expensed.

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

NAVSIGHT HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

The Company will provide its holders of the outstanding Public Shares (the “public stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially $10.00 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to public stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriter (as discussed in Note 7). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants.

The Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law or stock exchange requirements and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Company’s Sponsor has agreed to vote their Founder Shares (as defined in Note 6) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction.

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

The Sponsor has agreed to waive its right to liquidating distributions from the Trust Account with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor acquires Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriter has agreed to waive its rights to the deferred underwriting commission (see Note 7) held in the Trust Account in

NAVSIGHT HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

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

NAVSIGHT HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

NOTE 2 — RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company previously accounted for its outstanding Public Warrants (as defined in Note 8) and Private Placement Warrants issued in connection with its Initial Public Offering as components of equity instead of as derivative liabilities. The warrant agreement governing the warrants includes a provision that provides for potential changes to the settlement amounts dependent upon the characteristics of the holder of the warrant. In addition, the warrant agreement includes a provision that in the event of a tender or exchange offer made to and accepted by holders of more than 50% of the outstanding shares of a single class of common shares, all holders of the warrants would be entitled to receive cash for their warrants (the “tender offer provision”).

In connection with the audit of the Company’s financial statements for the period ended December 31, 2020, the Company’s management further evaluated the warrants under Accounting Standards Codification (“ASC”) Subtopic 815-40, Contracts in Entity’s Own Equity. ASC Section 815-40-15 addresses equity versus liability treatment and classification of equity-linked financial instruments, including warrants, and states that a warrant may be classified as a component of equity only if, among other things, the warrant is indexed to the issuer’s common stock. Under ASC Section 815-40-15, a warrant is not indexed to the issuer’s common stock if the terms of the warrant require an adjustment to the exercise price upon a specified event and that event is not an input to the fair value of the warrant. Based on management’s evaluation, the Company’s audit committee, in consultation with management and after discussion with the Company’s independent registered public accounting firm, concluded that the Company’s Private Placement Warrants are not indexed to the Company’s common shares in the manner contemplated by ASC Section 815-40-15 because the holder of the instrument is not an input into the pricing of a fixed-for-fixed option on equity shares. In addition, based on management’s evaluation, the Company’s audit committee, in consultation with management and after discussion with the Company’s independent registered public accounting firm, concluded the tender offer provision included in the warrant agreement fails the “classified in shareholders’ equity” criteria as contemplated by ASC Section 815-40-25.

As a result of the above, the Company should have classified the warrants as derivative liabilities in its previously issued financial statements. Under this accounting treatment, the Company is required to measure the fair value of the warrants at the end of each reporting period and recognize changes in the fair value from the prior period in the Company’s operating results for the current period.

The Company’s accounting for the Warrants as components of equity instead of as derivative liabilities did not have any effect on the Company’s previously reported operating expenses, cash flows or cash.

NAVSIGHT HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

The following tables summarize the effect of the restatement on each financial statement line item as of the dates, and for the period, indicated:

	As Previously Reported	Adjustment	As Restated
Balance Sheet as of September 14, 2020 (Audited)
Warrant liabilities	$—	$16,109,000	$16,109,000
Total liabilities	8,462,795	16,109,000	24,571,795
Class A common stock subject to possible redemption	218,567,400	(16,109,000)	202,458,400
Class A common stock	114	161	275
Additional paid-in capital	4,999,966	580,358	5,580,324
Accumulated deficit	(646)	(580,529)	(581,175)

Balance Sheet as of September 30, 2020 (Unaudited)
Warrant liabilities	$—	$16,471,000	$16,471,000
Total liabilities	8,231,430	16,471,000	24,702,430
Class A common stock subject to possible redemption	218,532,990	(16,471,000)	202,061,990
Class A common stock	115	165	280
Additional paid-in capital	5,034,375	942,364	5,976,739
Accumulated deficit	(35,063)	(942,529)	(977,592)
Total stockholders’ equity	5,000,002	—	5,000,002

Balance Sheet as of December 31, 2020 (Audited)
Warrant liabilities	$—	$23,366,000	$23,366,000
Total liabilities	9,076,098	23,366,000	32,442,098
Class A common stock subject to possible redemption	217,534,410	(23,366,000)	194,168,410
Class A common stock	125	233	358
Additional paid-in capital	6,032,945	7,837,296	13,870,241
Accumulated deficit	(1,033,642)	(7,837,529)	(8,871,171)
Total stockholders’ equity	5,000,003	—	5,000,003

Statement of Operations for the Period From May 29, 2020 (Inception) through September 30, 2020 (Unaudited)
Other income (expense), net
Interest earned on marketable securities in Trust Account	$200	$—	$200
Change in fair value of Warrants	—	(362,000)	(362,000)
Transaction costs attributable to Warrants	—	(580,529)	(580,529)
Other income (expense), net	200	(942,529)	(942,329)
Net loss	(35,063)	(942,529)	(977,592)
Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	21,856,740	(1,610,900)	20,245,840
Basic and diluted weighted average shares outstanding, Non-redeemable common stock	5,283,104	240,883	5,523,987
Basic and diluted net loss per share, Non-redeemable common stock	$(0.01)	$(0.17)	$(0.18)

Statement of Operations for the Period From May 29, 2020 (Inception) through December 31, 2020 (Audited)
Other income (expense), net
Interest earned on marketable securities in Trust Account	$7,324	$—	$7,324
Change in fair value of Warrants	—	(7,257,000)	(7,257,000)
Transaction costs attributable to Warrants	—	(580,529)	(580,529)
Other income (expense), net	7,324	(7,837,529)	(7,830,205)
Net loss	(1,033,642)	(7,837,529)	(8,871,171)
Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	21,853,909	(1,641,837)	20,212,072
Basic and diluted weighted average shares outstanding, Non-redeemable common stock	6,029,089	890,993	6,920,082
Basic and diluted net loss per share, Non-redeemable common stock	$(0.17)	$(1.11)	$(1.28)

Statement of Cash Flows for the Period From May 29, 2020 (Inception) through September 30, 2020
Cash Flows from Operating Activities
Net loss	$(35,063)	$(942,529)	$(977,592)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrant liabilities	—	(362,000)	(362,000)
Transaction costs attributable to Warrants	—	(580,529)	(580,529)
Non-Cash investing and financing activities:
Initial classification of Class A common stock subject to possible redemption	218,567,400	(16,109,000)	202,458,400
Initial measurement of warrants issued in connection with the Initial Public Offering accounted for as liabilities	—	16,109,000	16,109,000
Additional non-cash activity:
Change in value of Class A common stock subject to redemption	$(34,410)	$(362,000)	$(396,410)

Statement of Cash Flows for the Period From May 29, 2020 (Inception) through December 31, 2020 (Audited)
Cash Flows from Operating Activities:
Net loss	$(1,033,642)	$(7,837,529)	$(8,871,171)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrant liability	—	(7,257,000)	(7,257,000)
Transaction costs attributable to Warrants	—	(580,529)	(580,529)
Non-Cash Investing and Financing Activities:
Initial classification of Class A common stock subject to possible redemption	218,567,400	(16,109,000)	202,458,400
Initial measurement of warrants issued in connection with the Initial Public Offering accounted for as liabilities	—	16,109,000	16,109,000
Additional non-cash activity:
Change in value of Class A common stock subject to redemption	$(1,032,990)	$(7,257,000)	$(8,289,990)

NAVSIGHT HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Warrant Liability

The Company evaluated the Public Warrants and Private Placement Warrants (collectively, “Warrants”, which are discussed in Note 4, Note 5, Note 8 and Note 10) in accordance with ASC 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity”, and concluded that a provision in the Warrant Agreement related to certain tender or exchange offers precludes the Warrants from being accounted for as components of equity. As the Warrants meet the definition of a derivative as contemplated in ASC 815, the Warrants are recorded as derivative liabilities on the Balance Sheet and measured at fair value at inception (on the date of the IPO) and at each reporting date in accordance with ASC 820, “Fair Value Measurement”, with changes in fair value recognized in the Statement of Operations in the period of change.

NAVSIGHT HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

Components of Equity

Upon the IPO, the Company issued Class A common stock and Warrants. The Company allocated the proceeds received from the issuance using the with-and-without method. Under that method, the Company first allocated the proceeds to the Warrants based on their initial fair value measurement of $16,109,000 and then allocated the remaining proceeds, net of underwriting discounts and offering costs of $8,456,945, to the Class A common stock. A portion of the 23,000,000 Class A common stock are presented within temporary equity, as certain shares are subject to redemption upon the occurrence of events not solely within the Company’s control.

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

NAVSIGHT HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

For the Period From May 29, 2020 (Inception) through December 31, 2020
Class A Common stock subject to possible redemption
Interest earned on marketable securities held in Trust Account	$7,324
Less: interest available to be withdrawn for payment of taxes	(7,324)

Net income allocable to Class A Common Stock subject to possible redemption	$—
Denominator: Weighted Average Class A Common stock subject to possible redemption	20,212,072

Basic and diluted net income per share	$0.00

Class A and B Common stock not subject to redemption
Numerator: Net Loss minus Net Earnings
Net loss	$(8,871,171)
Net income allocable to Class A Common stock subject to possible redemption	—

Non-Redeemable Net Loss	$(8,871,171)

Denominator: Weighted Average Non-Redeemable Common Stock
Basic and diluted weighted average shares outstanding, Class A and B Common stock not subject to redemption	6,920,082

Basic and diluted net loss per share, Class A and B Common stock not subject to redemption	$(1.28)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage of $250,000. The Company has not experienced losses on this account.

NAVSIGHT HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

NOTE 4. PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 23,000,000 Units, which includes the full exercise by the underwriter of its option to purchase an additional 3,000,000 Units, at a purchase price of $10.00 per Unit. Each Unit consists of one share of Class A common stock and one-half of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 8).

NOTE 5. PRIVATE PLACEMENT

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

NOTE 6. RELATED PARTY TRANSACTIONS

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

Administrative Support Agreement

The Company entered into an agreement, commencing on September 9, 2020 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor a total of $10,000 per month for office space, and administrative support services. For the period from May 29, 2020 (inception) through December 31, 2020, the Company incurred and paid $40,000 in fees for these services.

NAVSIGHT HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

NOTE 7. COMMITMENTS

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

NOTE 8. STOCKHOLDERS’ EQUITY

Preferred Stock— The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock— The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At December 31, 2020, there were 3,853,159 shares of Class A common stock issued and outstanding, excluding 19,416,841 shares of Class A common stock subject to possible redemption

Class B Common Stock— The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At December 31, 2020, there were 5,750,000 shares of Class B common stock issued and outstanding.

Holders of Class B common stock will have the right to elect all of the Company’s directors prior to a Business Combination. Holders of Class A common stock and Class B common stock will vote together as a single class on all other matters submitted to a vote of stockholders except as required by law.

NAVSIGHT HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

NAVSIGHT HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

NAVSIGHT HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

NOTE 9. INCOME TAX

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

A reconciliation of the federal income tax rate to the Company’s effective tax rate is as follows:

December 31, 2020
Statutory federal income tax rate	21.0%
State taxes, net of federal tax benefit	0.0%
Change in fair value of Warrants (see Note 2)	(17.2%)
Transaction costs attributable to Warrants	(1.4%)
Valuation allowance	(2.4%)

Income tax provision	0.0%

NAVSIGHT HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

The Company files income tax returns in the U.S. federal jurisdiction and is subject to examination by the various taxing authorities. The Company’s tax returns since inception remain open to examination by the taxing authorities. The Company considers Virginia to be a significant state tax jurisdiction.

NOTE 10. FAIR VALUE MEASUREMENTS

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2020, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2020
Assets:
Marketable securities held in Trust Account(1)	1	$230,007,324
Liabilities:
Private Placement Warrants(2)	2	$8,646,000
Public Warrants(2)	1	$14,720,000

(1)	The fair value of the marketable securities held in Trust account approximates the carrying amount primarily due to their short-term nature.
(2)	Measured at fair value on a recurring basis.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

Warrants

The Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the Balance Sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the Statement of Operations.

Initial Measurement

The Company established the initial fair value for the Warrants on September 14, 2020, the date of the Company’s Initial Public Offering, using a Monte Carlo simulation model for the Private Placement Warrants and the Public Warrants. The Company allocated the proceeds received from (i) the sale of Units (which is inclusive of one share of Class A common stock and one-half of one Public Warrant), (ii) the sale of Private Placement Warrants, and (iii) the issuance of Class B common stock, first to the Warrants based on their fair values as determined at initial measurement, with the remaining proceeds allocated to Class A common stock subject to possible redemption (temporary equity), Class A common stock (permanent equity) and Class B common stock (permanent equity) based on their relative fair values at the initial measurement date. The Warrants were classified as Level 3 at the initial measurement date due to the use of unobservable inputs.

NAVSIGHT HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

The key inputs into the Monte Carlo simulation model for the Private Placement Warrants and Public Warrants were as follows at initial measurement:

Input	September 14, 2020 (Initial Measurement)
Risk-free interest rate	0.4%
Expected term (years)	1
Expected volatility	16.5%
Exercise price	$11.50
Fair value of Units	$10.01

The Company’s use of a Monte Carlo simulation model required the use of subjective assumptions:

•

The risk-free interest rate assumption was based on the five-year U.S. Treasury rate, which was commensurate with the contractual term of the Warrants, which expire on the earlier of (i) five years after the completion of the initial business combination and (ii) upon redemption or liquidation. An increase in the risk-free interest rate, in isolation, would result in an increase in the fair value measurement of the warrant liabilities and vice versa.

•

The expected term was determined to be one year, as the Warrants become exercisable on the later of (i) 30 days after the completion of a business combination and (ii) 12 months from the Initial Public Offering date. An increase in the expected term, in isolation, would result in an increase in the fair value measurement of the warrant liabilities and vice versa.

•

The expected volatility assumption was based on the implied volatility from a set of comparable publicly-traded warrants as determined based on the size and proximity of other similar business combinations. An increase in the expected volatility, in isolation, would result in an increase in the fair value measurement of the warrant liabilities and vice versa.

•

The fair value of the Units, which each consist of one share of Class A common stocks and one-half of one Public Warrant, represents the closing price on the measurement date as observed from the ticker NSH.U.

Based on the applied volatility assumption and the expected term to a business combination noted above, the Company determined that the risk-neutral probability of exceeding the $18.00 redemption value by the start of the exercise period for the Warrants resulted in a nominal difference in value between the Public Warrants and Private Placement Warrants across the valuation dates utilized in the Monte Carlo simulation model. Therefore, the resulting valuations for the two classes of Warrants were determined to be equal. On September 14, 2020, the Private Placement Warrants and Public Warrants were determined to have aggregate values of $5.9 million and $10.2 million, respectively.

Subsequent Measurement

The Warrants are measured at fair value on a recurring basis. The subsequent measurement of the Public Warrants as of December 31, 2020 is classified as Level 1 due to the use of an observable market quote in an active market under the ticker NSH.WS. As the transfer of Private Placement Warrants to anyone outside of a small group of individuals who are permitted transferees would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant, with an insignificant adjustment for short-term marketability restrictions. As such, the Private Placement Warrants are classified as Level 2.

NAVSIGHT HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

As of December 31, 2020, the aggregate values of the Private Placement Warrants and Public Warrants were $8.6 million and $14.7 million, respectively.

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of May 29, 2020	$—	$—	$—
Initial measurement on September 14, 2020	5,899,000	10,210,000	16,109,000
Change in valuation inputs or other assumptions(1)(2)	2,747,000	4,510,000	7,257,000

Fair value as of December 31, 2020	$8,646,000	$14,720,000	$23,366,000

(1)	Changes in valuation inputs or other assumptions are recognized in change in fair value of warrant liabilities in the Statement of Operations.
(2)

Due to the use of quoted prices in an active market (Level 1) and the use of observable inputs for similar assets or liabilities (Level 2) to measure the fair values of the Public Warrants and Private Placement Warrants, respectively, subsequent to initial measurement, the Company had transfers out of Level 3 totaling $10.2 million during the period from September 14, 2020 through December 31, 2020.

NOTE 11. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

On February 28, 2021, the Company entered into a Business Combination Agreement (the “Transaction Agreement”) by and among the Company, Merger Sub, Spire, and certain of Spire’s stockholders (the “Founders”). Merger Sub will be merged with and into Spire (the “Merger” and together with the other transactions contemplated by the Transaction Agreement, the “Transactions”), with Spire surviving the Merger. As a result of the Transactions, as further described below, it is expected that the equityholders of Spire, as of immediately prior to the Merger, will hold approximately 65.7% of the fully diluted outstanding equity interests of the Company.

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