Form 10-Q
period 2021-03-31
NavSight Holdings, Inc.
filed 2021-05-24
CIK 1816017

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2021

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

As of May 24, 2021, there were 23,000,000 shares of Class A common stock, par value $0.0001 per share, and 5,750,000 shares of Class B common stock, par value $0.0001 per share, issued and outstanding.

NAVSIGHT HOLDINGS, INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2021

PART I - FINANCIAL INFORMATION

NAVSIGHT HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current Assets
Cash	$851,069	$1,323,425
Prepaid expenses and other current assets	233,304	279,762
Total Current Assets	1,084,373	1,603,187
Marketable securities held in Trust Account	230,018,086	230,007,324
TOTAL ASSETS	$231,102,459	$231,610,511

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expenses	$1,330,067	$899,254
Accrued offering costs	126,844	126,844
Total Current Liabilities	1,456,911	1,026,098
Deferred underwriting fee payable	8,050,000	8,050,000
Warrant liability	28,598,000	23,366,000
TOTAL LIABILITIES	38,104,911	32,442,098
Commitments (Note 6)
Class A common stock subject to possible redemption, 18,799,754 and 19,416,481 Shares at redemption value at March 31, 2021 and December 31, 2020, respectively	187,997,547	194,168,410
Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 4,200,246 and 3,583,159 issued and outstanding (excluding 18,799,754 and 19,416,481 shares subject to possible redemption at March 31, 2021 and December 31, 2020, respectively)	420	358
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 5,750,000 shares issued and outstanding, at March 31, 2021 and December 31, 2020	575	575
Additional paid-in capital	20,041,042	13,870,241
Accumulated deficit	(15,042,036)	(8,871,171)
Total Stockholders’ Equity	5,000,001	5,000,003
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$231,102,459	$231,610,511

See accompanying notes to the unaudited condensed consolidated financial statements.

NAVSIGHT HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

For the Three Months Ended March 31, 2021

(UNAUDITED)

Formation and operational costs	$949,627
Loss from operations	$(949,627)

Other:
Interest earned on marketable securities held in Trust Account	10,762
Change in fair value of warrant liability	(5,232,000)
Other (loss), net	(5,221,238)
Loss before benefit from income taxes	(6,170,865)
Net Loss	$(6,170,865)
Basic and diluted weighted average shares outstanding, Class A Common stock subject to possible redemption	19,416,841
Basic and diluted net loss per share, Class A Common stock subject to possible redemption	$0.00
Basic and diluted weighted average shares outstanding, Class A and B Non-redeemable common stock	9,333,159
Basic and diluted net loss per share, Class A and B Non-redeemable common stock	$(0.66)

See accompanying notes to the unaudited condensed consolidated financial statements.

NAVSIGHT HOLDINGS, INC.

CONDENSED CONSOLATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Three Months Ended March 31, 2021

(UNAUDITED)

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance – December 31, 2020	3,583,159	$358	5,750,000	$575	$13,870,241	$(8,871,171)	$5,000,003
Change in value of common stock subject to redemption	617,086	62	-	-	6,170,801	-	6,170,863
Net loss	-	-	-	-	-	(6,170,865)	(6,170,865)
Balance – March 31, 2021	4,200,245	$420	5,750,000	$575	$20,041,042	$(15,042,036)	$5,000,001

See accompanying notes to the unaudited condensed consolidated financial statements.

NAVSIGHT HOLDINGS, INC.

CONDENSED STATEMENT OF CASH FLOWS

For The Three Months Ended March 31, 2021

(UNAUDITED)

Cash Flows from Operating Activities:
Net loss	$(6,170,865)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(10,762)
Change in fair value of Warrants	5,232,000
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	46,458
Accounts payable and accrued expenses	430,813
Net cash (used in) operating activities	(472,356)

Net Change in Cash	(472,356)
Cash - Beginning of period	1,323,425
Cash - End of period	$851,069
Non-cash financing activities:
Change in value of Class A common stock subject to possible redemption	$(6,170,863)

See accompanying notes to the unaudited condensed consolidated financial statements.

NAVSIGHT HOLDINGS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

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

As of March 31, 2021, the Company had not commenced any operations. All activity for the period from May 29, 2020 (inception) through March 31, 2021 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

NAVSIGHT HOLDINGS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

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

NAVSIGHT HOLDINGS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

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

Proposed Business Combination

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

Liquidity and Going Concern

As of March 31, 2021, the Company had $851,069 in its operating bank accounts and negative working capital of $203,909, which excludes franchise and income taxes payable, as such amounts can be paid from the interest earned in the Trust Account. Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination. Further, the Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans.

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

Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern through one year and one day from the date of issuance of these

NAVSIGHT HOLDINGS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

financial statements. These conditions raise substantial doubt about our ability to continue as a going concern. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The accompanying unaudited condensed financial statements are presented in in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC, and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for the fair presentation of the financial position as of March 31, 2021 and the results of operations and cash flows for the period presented and should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on September 11, 2020, as well as the Company’s Current Reports on Form 8-K, as filed with the SEC on September 14, 2020 and September 18, 2020, the Company’s annual report on Form 10-K as filed with the SEC on March 29, 2021, and the Company’s amended annual report on Form 10-K/A as filed with the SEC on May 12, 2021. The interim results for the period ended March 31, 2021 are not necessarily indicative of the results to be expected for the year ended December 31, 2021 or for any future periods.

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

MARCH 31, 2021

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2021.

Marketable Securities Held in Trust Account

At March 31, 2021, substantially all of the assets held in the Trust Account were held in money market funds which are invested primarily in U.S. Treasury Securities.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage amount of $250,000. At March 31, 2021, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Derivative Warrant Liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

The 11,500,000 Public Warrants issued in connection with the Initial Public Offering and the 6,600,000 Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The fair value of warrants issued in connection with our initial public offering and private placement were initially measured at fair value using the Black Sholes method for Private Warrants and a Monte Carlo simulation model for Public Warrants. Subsequent to being publicly traded, we use the publicly traded warrant price for Public Warrants and the Black Sholes method to estimate fair value at each measurement date (see Note 8).

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

NAVSIGHT HOLDINGS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The effective tax rate differs from the statutory tax rate of 21% for the three months ended March 31, 2021 and for the period from May 29, 2020 (inception) through December 31, 2020, due to the valuation allowance recorded on the Company’s net operating losses.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

NAVSIGHT HOLDINGS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

Class A and B Common shares not subject to redemption includes Founder Shares and non-redeemable shares of common stock as these shares do not have any redemption features. Non-redeemable common stock participates in the income or loss on marketable securities based on non-redeemable shares’ proportionate interest.

For the Period From January 1, 2021 through March 31, 2021
Class A Common stock subject to possible redemption
Numerator: Earnings allocable to Common stock subject to possible redemption
Interest earned on marketable securities held in Trust Account	$10,762
Less: interest available to be withdrawn for payment of taxes	(10,762)
Net income	$-
Denominator: Weighted Average Class A Common stock subject to possible redemption
Basic and diluted weighted average shares outstanding	19,416,841
Basic and diluted net income per share	$0.00
Class A and B Common shares not subject to redemption
Numerator: Net Loss minus Net Earnings
Net loss	$(6,170,865)
Net income allocable to Class A Common Stock subject to possible redemption	-
Non-Redeemable Net Loss	$(6,170,865)
Denominator: Weighted Average Non-Redeemable Common Stock
Basic and diluted weighted average shares outstanding, Class A and B Common shares not subject to redemption	9,333,159
Basic and diluted net loss per share, Class A and B Common shares not subject to redemption	$(0.66)

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

NAVSIGHT HOLDINGS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

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

Administrative Support Agreement

The Company entered into an agreement, commencing on September 9, 2020 through the earlier of the Company's consummation of a Business Combination and its liquidation, to pay the Sponsor a total of $10,000 per month for office space, and administrative support services. For the three months ended March 31, 2021, the Company incurred $30,000 in fees for these services, of which such amount is included in accrued expenses in the accompanying condensed balance sheet at March 31, 2021.

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

NAVSIGHT HOLDINGS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock— The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock— The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At March 31, 2021, there were 4,200,246 shares of Class A common stock issued and outstanding, excluding 18,799,754 shares of Class A common stock subject to possible redemption

Class B Common Stock— The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At March 31, 2021, there were 5,750,000 shares of Class B common stock issued and outstanding.

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

NAVSIGHT HOLDINGS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

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

If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement. The exercise price and number of shares of Class A common stock issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a stock dividend, or recapitalization, reorganization, merger or consolidation. However, except as described below, the warrants will not be adjusted for issuances of Class A common stock at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the warrants in the event the Company is unable to register or qualify the Class A common stock underlying the Public Warrants under the Securities Act or applicable state securities laws and there is no exemption available. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless.

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

NAVSIGHT HOLDINGS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2021 and December 31, 2020, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Fair Value Measured as of December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities held in Trust Account	$230,007,324	$-	$-	$230,007,324
	$230,007,324	$-	$-	$230,007,324

Liabilities:
Private Placement warrants	$-	$8,646,000	$-	$8,646,000
Public warrants	$14,720,000	$-	$-	$14,720,000
	$14,720,000	$8,646,000	$-	$23,366,000

	Fair Value Measured as of March 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities held in Trust Account	$230,018,086	$-	$-	$230,018,086
	$230,018,086	$-	$-	$230,018,086

Liabilities:
Private Placement warrants	$-	$10,428,000	$-	$10,428,000
Public warrants	$18,170,000	$-	$-	$18,170,000
	$18,170,000	$10,428,000	$-	$28,598,000

NAVSIGHT HOLDINGS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

The Warrants are accounted for as liabilities pursuant to ASC 815-40 and are measured at fair value as of each reporting period. Changes in the fair value of the Warrants are recorded in the statement of operations each period.

As of March 31, 2021 and December 31, 2020, the estimated fair value of the Public Warrants was determined by their public trading price and the estimated fair value of the Private Placement Warrants was determined using a Black Sholes valuation model using Level 2 inputs. Significant inputs to the valuation are as follows:

	As of December 31, 2020	As of March 31, 2021
Exercise price	$11.50	$11.50
Stock price	$10.01	$10.02
Expected Volatility	18.42%	21.07%
Expected Term (years)	1	1
Risk-free rate	0.40%	1.04%
Dividend yield	0.00%	0.00%

The following table presents a summary of the changes in the fair value of the Public Warrants, a Level 1 liability, and the Private Placement Warrants, a Level 2 liability, measured on a recurring basis.

	Private Warrants	Public Warrants	Warrant Liabilities
Fair value as of December 31, 2020	$8,646,000	$14,720,000	$23,366,000
Change in fair value of warrant liabilities	1,782,000	3,450,000	5,232,000
Warrant liabilities at March 31, 2021	$10,428,000	$18,170,000	$28,598,000

The non-cash loss on revaluation of the Warrants is included in change in warrant liability on the statement of operations.

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through March 31, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, after our Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2021, we had a net loss of $6,170,865, which consists of operating costs of $949,627, a $5,232,000 change in the fair value of warrant liability, offset by interest income on marketable securities held in the Trust Account of $10,762.

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

For the three months ended March 31, 2021, cash used in operating activities was $472,356. Net loss of $6,170,865 was affected by interest earned on marketable securities held in the Trust Account of $10,762, and a change in the fair value of warrant liability of $5,232,000, offset by changes in operating assets and liabilities, which provided $477,271 of cash from operating activities.

As of March 31, 2021, we had cash and marketable securities held in the trust account of $230,018,086. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less deferred underwriting commissions and income taxes payable), to complete our Business Combination. We may withdraw interest to pay franchise and income taxes. During the period ended March 31, 2021, we did not withdraw any interest earned on the Trust Account. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2021, the Company had $851,069 in its operating bank accounts and negative working capital of $203,909, which excludes franchise and income taxes payable, as such amounts can be paid from the interest earned in the Trust Account. Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2021.

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

For the Period From January 1, 2021 through March 31, 2021
Class A Common stock subject to possible redemption
Numerator: Earnings allocable to Common stock subject to possible redemption
Interest earned on marketable securities held in Trust Account	$10,762
Less: interest available to be withdrawn for payment of taxes	(10,762)
Net income	$-
Denominator: Weighted Average Class A Common stock subject to possible redemption
Basic and diluted weighted average shares outstanding	19,416,841
Basic and diluted net income per share	$0.00
Class A and B Common shares not subject to redemption
Numerator: Net Loss minus Net Earnings
Net loss	$(6,170,865)
Net income allocable to Class A Common Stock subject to possible redemption	-
Non-Redeemable Net Loss	$(6,170,865)
Denominator: Weighted Average Non-Redeemable Common Stock
Basic and diluted weighted average shares outstanding, Class A and B Common shares not subject to redemption	9,333,159
Basic and diluted net loss per share, Class A and B Common shares not subject to redemption	$(0.66)

Recent accounting standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2021, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Under the supervision and with the participation of our management we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation and in light of the SEC Staff Statement, our Certifying Officers concluded that, solely due to the Company’s restatement of its financial statements to reclassify the Company’s warrants as described in the 10-K/A filed May 12, 2021, a material weakness existing and our disclosure controls and procedures were not effective as of March 31, 2021.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the first fiscal quarter of 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Except as set forth below, as of the date of this Quarterly Report, there have been no material changes with respect to those risk factors previously disclosed in our Registration Statement and our Amendment No.1 to our From 10-K filed with the filed with the SEC on May 12, 2021. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

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

NAVSIGHT HOLDINGS, INC.

Date: May 24, 2021	By:	/s/ Robert A. Coleman
	Name:	Robert A. Coleman
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 24, 2021	By:	/s/ Jack Pearlstein
	Name:	Jack Pearlstein
	Title:	Chief Financial Officer
(Principal Accounting Officer and Financial Officer)