Form 10-Q
period 2021-06-30
NavSight Holdings, Inc.
filed 2021-08-12
CIK 1816017

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2021

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

As of August 12, 2021, there were 23,000,000 shares of Class A common stock, par value $0.0001 per share, and 5,750,000 shares of Class B common stock, par value $0.0001 per share, issued and outstanding.

NAVSIGHT HOLDINGS, INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2021

TABLE OF CONTENTS

Page
Part I. Financial Information
Item 1. Financial Statements (Unaudited)
Condensed Consolidated Balance Sheets as of June 30, 2021 (unaudited) and December 31, 2020	1
Condensed Statements of Operations for the Three and Six Months Ended June 30, 2021 and for the period from May 29, 2020 (inception) through June 30, 2020 (unaudited)	2
Condensed Statements of Changes in Stockholders’ Equity for the Three and Six Months Ended June 30, 2021 and for the period from May 29, 2020 (inception) through June 30, 2020 (unaudited)	3
Condensed Statements of Cash Flows for the Six Months Ended June 30, 2021 and for the period from May 29, 2020 (inception) through June 30, 2020 (unaudited)	4
Notes to Consolidated Unaudited Condensed Financial Statements	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	21
Item 4. Controls and Procedures	21
Part II. Other Information	22
Item 1. Legal Proceedings	22
Item 1A. Risk Factors	22
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	22
Item 3. Defaults Upon Senior Securities	22
Item 4. Mine Safety Disclosures	22
Item 5. Other Information	22
Item 6. Exhibits	23
Part III. Signatures	24

PART I - FINANCIAL INFORMATION

NAVSIGHT HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current Assets
Cash	$401,595	$1,323,425
Prepaid expenses and other current assets	186,846	279,762
Total Current Assets	588,441	1,603,187
Marketable securities held in Trust Account	230,026,433	230,007,324
TOTAL ASSETS	$230,614,874	$231,610,511

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expenses	$1,955,535	$899,254
Accrued offering costs	51,844	126,844
Total Current Liabilities	2,007,379	1,026,098
Deferred underwriting fee payable	8,050,000	8,050,000
Warrant liability	31,232,000	23,366,000
TOTAL LIABILITIES	41,289,379	32,442,098
Commitments (Note 6)
Class A common stock subject to possible redemption, 18,432,549 and 19,416,481 Shares at redemption value at June 30, 2021 and December 31, 2020, respectively	184,325,491	194,168,410
Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 4,567,451 and 3,583,159 issued and outstanding (excluding 18,432,549 and 19,416,481 shares subject to possible redemption at June 30, 2021 and December 31, 2020, respectively)	457	358
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 5,750,000 shares issued and outstanding, at June 30, 2021 and December 31, 2020	575	575
Additional paid-in capital	23,713,061	13,870,241
Accumulated deficit	(18,714,089)	(8,871,171)
Total Stockholders’ Equity	5,000,004	5,000,003
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$230,614,874	$231,610,511

See accompanying notes to the unaudited condensed consolidated financial statements.

NAVSIGHT HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,	For the Period from May 29, 2020 (Inception) through June 30,	Six Months Ended June 30,	For the Period from May 29, 2020 (Inception) through June 30,
	2021	2020	2021	2020
Formation and operating costs	$1,046,400	$1,000	$1,996,027	$1,000
Loss from operations	(1,046,400)	(1,000)	(1,996,027)	(1,000)

Other income (loss):
Interest earned on marketable securities held in Trust Account	8,347	—	19,109	—
Change in fair value of warrant liability	(2,634,000)	—	(7,866,000)	—
Other loss, net	(2,625,653)	—	(7,846,891)	—

Loss before provision for income taxes	(3,672,053)	(1,000)	(9,842,918)	(1,000)
Benefit (provision) for income taxes	—	—	—	—
Net loss	$(3,672,053)	$(1,000)	$(9,842,918)	$(1,000)

Basic and diluted weighted average shares outstanding, Class A Common stock subject to possible redemption	18,799,755	—	19,106,593	—

Basic and diluted net loss per share, Class A Common stock subject to possible redemption	—	—	—	—

Basic and diluted weighted average shares outstanding, Class A and B Non-redeemable common stock	9,950,245	5,000,000	9,643,407	5,000,000

Basic and diluted net loss per share, Class A and B Non-redeemable common stock	(0.37)	—	(1.02)	—

 See accompanying notes to the unaudited condensed consolidated financial statements.

NAVSIGHT HOLDINGS, INC.

CONDENSED CONSOLATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance – December 31, 2020	3,583,159	$358	5,750,000	$575	$13,870,241	$(8,871,171)	$5,000,003

Change in value of common stock subject to redemption	617,086	62	—	—	6,170,801	—	6,170,863

Net loss	—	—	—	—	—	(6,170,865)	(6,170,865)
Balance – March 31, 2021	4,200,245	$420	5,750,000	$575	$20,041,042	$(15,042,036)	$5,000,001

Change in value of common stock subject to redemption	367,206	37	—	—	3,672,019	—	3,672,056

Net loss	—	—	—	—	—	(3,672,053)	(3,672,053)
Balance – June 30, 2021	4,567,451	$457	5,750,000	$575	$23,713,061	$(18,714,089)	$5,000,004

FOR THE PERIOD FROM MAY 29, 2020 (INCEPTION) THROUGH JUNE 30, 2020

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance – May 29, 2020 (inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B common stock to Sponsor	—	—	5,750,000	575	24,425	—	25,000

Net loss	—	—	—	—	—	(1,000)	(1,000)
Balance – June 30, 2020	—	$—	5,750,000	$575	$24,425	$(1,000)	$24,000

See accompanying notes to the unaudited condensed consolidated financial statements.

NAVSIGHT HOLDINGS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,	For the Period from May 29, 2020 (Inception) Through June 30,
	2021	2020
Cash Flows from Operating Activities:
Net loss	$(9,842,918)	$(1,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(19,109)	—
Change in fair value of Warrants	7,866,000	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	92,916	—
Accounts payable and accrued expenses	1,056,281	1,000
Net cash used in operating activities	(846,830)	—

Cash Flows from Financing Activities:
Proceeds from issuance of common stock to Sponsor	—	25,000
Payment of offering costs	(75,000)	—
Net cash (used in) provided by financing activities	(75,000)	25,000

Net Change in Cash	(921,830)	25,000
Cash – Beginning of period	1,323,425	—
Cash – End of period	$401,595	$25,000

Non-Cash investing and financing activities:
Offering costs included in accrued offering costs	$(75,000)	$27,852
Change in value of common stock subject to possible redemption	$(9,842,919)	$—

See accompanying notes to the unaudited condensed consolidated financial statements.

NAVSIGHT HOLDINGS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

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

As of June 30, 2021, the Company had not commenced any operations. All activity for the period from May 29, 2020 (inception) through June 30, 2021 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

JUNE 30, 2021

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

NAVSIGHT HOLDINGS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

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

Liquidity and Going Concern

As of June 30, 2021, the Company had $401,595 in its operating bank accounts and negative working capital of $1,318,938, which excludes franchise and income taxes payable, as such amounts can be paid from the interest earned in the Trust Account. Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination. Further, the Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans.

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

NAVSIGHT HOLDINGS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

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

The accompanying unaudited condensed financial statements are presented in in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC, and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for the fair presentation of the financial position as of June 30, 2021 and the results of operations and cash flows for the period presented and should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on September 11, 2020, as well as the Company’s Current Reports on Form 8-K, as filed with the SEC on September 14, 2020 and September 18, 2020, the Company’s annual report on Form 10-K as filed with the SEC on March 29, 2021, and the Company’s amended annual report on Form 10-K/A as filed with the SEC on May 12, 2021. The interim results for the period ended June 30, 2021 are not necessarily indicative of the results to be expected for the year ended December 31, 2021 or for any future periods.

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

JUNE 30, 2021

(Unaudited)

Use of Estimates

The preparation of the condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Two of the more significant accounting estimates included in these financial statements is the determination of the fair value of the warrant liability and accrued expenses. Such estimates may be subject to change as more current information becomes available and, accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2021 and December 31, 2020.

Marketable Securities Held in Trust Account

At June 30, 2021 and December 31, 2020, substantially all of the assets held in the Trust Account were held in money market funds which are invested primarily in U.S. Treasury Securities.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage amount of $250,000. At June 30, 2021, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets.

NAVSIGHT HOLDINGS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The effective tax rate differs from the statutory tax rate of 21% for the three and six months ended June 30, 2021 and for the period from May 29, 2020 (inception) through December 31, 2020, due to the valuation allowance recorded on the Company’s net operating losses.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

JUNE 30, 2021

(Unaudited)

Class A and B Common shares not subject to redemption includes Founder Shares and non-redeemable shares of common stock as these shares do not have any redemption features. Non-redeemable common stock participates in the income or loss on marketable securities based on non-redeemable shares’ proportionate interest.

	Three Months Ended June 30,	For the Period From May 29, 2020 (inception) through June 30,	Six Months Ended June 30,	For the Period From May 29, 2020 (inception) through June 30,
	2021	2020	2021	2020
Class A Common stock subject to possible redemption
Numerator: Earnings allocable to Common stock subject to possible redemption
Interest earned on marketable securities held in Trust Account	$8,347	$—	$19,109	$—
Less: interest available to be withdrawn for payment of taxes	(8,347)	—	(19,109)
Net income	$—	$—	$—	$—
Denominator: Weighted Average Class A Common stock subject to possible redemption
Basic and diluted weighted average shares outstanding	18,799,755	—	19,106,593	—
Basic and diluted net income per share	$0.00	$0.00	$0.00	$0.00

Class A and B Common shares not subject to redemption
Numerator: Net Loss minus Net Earnings
Net loss	$(3,672,053)	$(1,000)	$(9,842,918)	$(1,000)
Net income allocable to Class A Common Stock subject to possible redemption	—	—	—	—
Non-Redeemable Net Loss	$(3,672,053)	$(1,000)	$(9,842,918)	$(1,000)
Denominator: Weighted Average Non-Redeemable Common Stock
Basic and diluted weighted average shares outstanding, Class A and B Common shares not subject to redemption	9,950,245	5,000,000	9,643,407	5,000,000
Basic and diluted net loss per share, Class A and B Common shares not subject to redemption	$(0.37)	$(0.00)	$(1.02)	$(0.00)

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the condensed balance sheet, primarily due to their short-term nature.

Recent Accounting Standards

In August 2020, the FASB issued ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The Company adopted ASU 2020-06 effective as of January 1, 2021. The adoption of ASU 2020-06 did not have an impact on the Company’s condensed financial statements.

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.

NAVSIGHT HOLDINGS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

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

Administrative Support Agreement

The Company entered into an agreement, commencing on September 9, 2020 through the earlier of the Company's consummation of a Business Combination and its liquidation, to pay the Sponsor a total of $10,000 per month for office space, and administrative support services. For the three and six months ended June 30, 2021, the Company incurred $30,000 and $60,000 in fees for these services, respectively, of which $10,000 is included in accrued expenses in the accompanying condensed balance sheets.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. As of June 30, 2021 and December 31, 2020 there were no working capital loans outstanding.

NAVSIGHT HOLDINGS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

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

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock— The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock— The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At June 30, 2021 and December 31, 2020, there were 4,567,451 and 3,583,159 shares of Class A common stock issued and outstanding, excluding 18,432,549 and 19,416,481 shares of Class A common stock subject to possible redemption respectively

Class B Common Stock— The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At June 30, 2021 and December 31, 2020, there were 5,750,000 shares of Class B common stock issued and outstanding.

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

NOTE 8. WARRANTS

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

NAVSIGHT HOLDINGS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

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

NAVSIGHT HOLDINGS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

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

NAVSIGHT HOLDINGS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2021 and December 31, 2020, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Fair Value Measured as of December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities held in Trust Account	$230,007,324	$-	$-	$230,007,324
	$230,007,324	$-	$-	$230,007,324

Liabilities:
Private Placement warrants	$-	$8,646,000	$-	$8,646,000
Public warrants	$14,720,000	$-	$-	$14,720,000
	$14,720,000	$8,646,000	$-	$23,366,000

	Fair Value Measured as of June 30, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities held in Trust Account	$230,026,433	$-	$-	$230,026,433
	$230,026,433	$-	$-	$230,026,433

Liabilities:
Private Placement warrants	$-	$11,682,000	$-	$11,682,000
Public warrants	$19,550,000	$-	$-	$19,550,000
	$19,550,000	$11,682,000	$-	$31,232,000

The Warrants are accounted for as liabilities pursuant to ASC 815-40 and are measured at fair value as of each reporting period. Changes in the fair value of the Warrants are recorded in the statement of operations each period.

As of June 30, 2021 and December 31, 2020, the estimated fair value of the Public Warrants was determined by their public trading price and the estimated fair value of the Private Placement Warrants was determined using a Black Sholes valuation model using Level 2 inputs as warrants sold in the private placement are identical to the public units as long as they are held by their initial purchasers or permitted transferees. Significant inputs to the valuation are as follows:

	As of December 31, 2020	As of June 30, 2021
Exercise price	$11.50	$11.50
Stock price	$10.01	$9.98
Expected Volatility	18.42%	23.81%
Expected Term (years)	1	1
Risk-free rate	0.40%	0.913%
Dividend yield	0.00%	0.00%

The following table presents a summary of the changes in the fair value of the Public Warrants, a Level 1 liability, and the Private Placement Warrants, a Level 2 liability, measured on a recurring basis.

	Private Warrants	Public Warrants	Warrant Liabilities
Fair value as of December 31, 2020	$8,646,000	$14,720,000	$23,366,000
Change in fair value of warrant liabilities	3,036,000	4,830,000	7,866,000
Warrant liabilities at June 30, 2021	$11,682,000	$19,550,000	$31,232,000

The non-cash loss on revaluation of the Warrants is included in change in warrant liability on the statement of operations. There were no transfers between fair value level measurements during the three and six months ended June 30, 2021.

NAVSIGHT HOLDINGS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through June 30, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, after our Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2021, we had a net loss of $3,672,053, which consists of operating costs of $1,046,400, a $2,634,000 change in the fair value of warrant liability, offset by interest income on marketable securities held in the Trust Account of $8,347.

For the six months ended June 30, 2021, we had a net loss of $9,842,918, which consists of operating costs of $1,996,027, a $7,866,000 change in the fair value of warrant liability, offset by interest income on marketable securities held in the Trust Account of $19,109.

For the period from May 29, 2020 (inception) through June 30, 2020, we had a net loss $1,000, which consisted of formation and operating costs.

Liquidity and Going Concern

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

For the six months ended June 30, 2021, cash used in operating activities was $846,830. Net loss of $9,842,918 was affected by interest earned on marketable securities held in the Trust Account of $19,109, and a change in the fair value of warrant liability of $7,866,000, offset by changes in operating assets and liabilities, which provided $1,149,197 of cash from operating activities.

As of June 30, 2021, we had cash and marketable securities held in the trust account of $230,026,433. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less deferred underwriting commissions and income taxes payable), to complete our Business Combination. We may withdraw interest to pay franchise and income taxes. During the period ended June 30, 2021, we did not withdraw any interest earned on the Trust Account. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2021, the Company had $401,595 in its operating bank accounts and negative working capital of $1,318,938, which excludes franchise and income taxes payable, as such amounts can be paid from the interest earned in the Trust Account. Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2021.

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

Recent accounting standards

In August 2020, the FASB issued ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The Company adopted ASU 2020-06 effective as of January 1, 2021. The adoption of ASU 2020-06 did not have an impact on the Company’s condensed financial statements.

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2021, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Under the supervision and with the participation of our management we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation and in light of the SEC Staff Statement, our Certifying Officers concluded that, solely due to the Company’s restatement of its financial statements to reclassify the Company’s warrants as described in the 10-K/A filed May 12, 2021, a material weakness existing and our disclosure controls and procedures were not effective as of June 30, 2021.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File

*	Filed herewith.
**	Furnished.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NAVSIGHT HOLDINGS, INC.

Date: August 12, 2021	By:	/s/ Robert A. Coleman
	Name:	Robert A. Coleman
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 12, 2021	By:	/s/ Jack Pearlstein
	Name:	Jack Pearlstein
	Title:	Chief Financial Officer
(Principal Accounting Officer and Financial Officer)