Form 10-Q
period 2021-09-30
Spire Global, Inc.
filed 2021-11-10
CIK 1816017

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number:
001-39493

SPIRE GLOBAL, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware	85-1276957
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8000 Towers Crescent Drive Suite 1225 Vienna, Virginia 22182
(Address of principal executive offices)
(202)
301-5127
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, par value of $0.0001 per share	SPIR	New York Stock Exchange
Warrants, each whole warrant exercisable for one share of Class A common stock at an exercise price of $11.50 per share	SPIR.WS	New York Stock Exchan ge
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
(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule
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
of the Exchange Act).    Yes  ☐    No  ☒
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐
The registrant had outstanding 133,830,621 shares of Class A common stock, 12,058,614 shares of Class B common stock, and 18,099,992 warrants as of No vember 10, 2021
.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form
10-Q
contains forward-looking statements within the meaning of the federal securities laws, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “would,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this Quarterly Report on Form
10-Q
include, but are not limited to, statements about:

•	the expected benefits of the Merger and our future performance;

•
the expected impact from Spire and exactEarth Ltd. (TSX: XCT) (“exactEarth”) entering into a definitive arrangement agreement under which Spire will acquire exactEarth and the combined future performance;

•	changes in our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, and plans;

•	the implementation, market acceptance, and success of our business model;

•	the ability to develop new offerings, services, and features and bring them to market in a timely manner and make enhancements to our business;

•	the quality and effectiveness of our technology and our ability to accurately and effectively use data and engage in predictive analytics;

•	overall level of consumer demand for our products and offerings;

•	expectations and timing related to product launches;

•	expectations of achieving and maintaining profitability;

•	projections of total addressable markets, market opportunity, and market share;

•	our ability to acquire data sets, software, equipment, satellite components, and regulatory approvals from third parties;

•	our ability to expand our products and offerings internationally;

•	our ability to acquire new businesses or pursue strategic transactions;

•	our ability to protect patents, trademarks, and other intellectual property rights;

•	our ability to utilize potential net operating loss carryforwards;

•	developments and projections relating to our competitors and industries, such as the projected growth in demand for space-based data;

•	our ability to acquire new customers or obtain renewals, upgrades, or expansions from our existing customers;

•	our ability to compete with existing and new competitors in existing and new markets and offerings;

•	our ability to maintain effective internal control over financial reporting and to remedy identified material weaknesses;

•	the conversion or planned repayment of our debt obligations;

•	our future capital requirements and sources and uses of cash;

•	our ability to obtain funding for our operations;

•	our business, expansion plans, and opportunities;

•	our expectations regarding regulatory approvals and authorizations;

•
the expectations regarding the effects of existing and developing laws and regulations, including with respect to regulations around satellites, intellectual property law, and privacy and data protection;

•	global and domestic economic conditions, including currency exchange rates, and their impact on demand and pricing for our offerings in affected markets; and

•	the impact of the COVID-19 pandemic, or a similar public health threat, on global capital and financial markets, general economic conditions in the United States, and our business and operations.

We caution you that the foregoing list may not contain all of the forward-looking statements made in this Quarterly Report on Form
10-Q.
You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form
10-Q
primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations, and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors, including those described in the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form
10-Q.
Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form
10-Q.
We cannot assure you that the results, events, and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.
Neither we nor any other person assumes responsibility for the accuracy and completeness of any of these forward-looking statements. Moreover, the forward-looking statements made in this Quarterly Report on Form
10-Q
relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Quarterly Report on Form
10-Q
to reflect events or circumstances after the date of this Quarterly Report on Form
10-Q
or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.
In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Quarterly Report on Form
10-Q,
and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
Spire Global, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)
(Unaudited)

	September 30, 2021	December 31, 2020
Assets
Current assets
Cash and cash equivalents	$245,770	$15,571
Accounts receivable, net (including allowance of $389 and $174 as of September 30, 2021 and December 31, 2020, respectively)	6,456	3,738
Contract assets	1,089	853
Restricted cash, current	12,801	—
Other current assets	10,227	2,112

Total current assets	276,343	22,274
Property and equipment, net	25,855	20,458
Other long-term assets, including restricted cash	1,365	1,690
Total assets	$303,563	$44,422

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable	$4,738	$1,775
Accrued wages and benefits	1,865	1,590
Contract liabilities, current portion	10,331	8,110
Warrant liability, current portion	22,582	—
Other accrued expenses	5,967	1,813

Total current liabilities	45,483	13,288
Long-term debt, non-current	45,221	26,645
Contingent earnout liability	77,131	—
Convertible notes payable, net (including related parties of $0 and $7,498 as of September 30, 2021, and December 31, 2020, respectively)	—	48,631
Deferred income tax liabilities	287	338
Warrant liability	30,770	4,007
Other long-term liabilities	1,382	249

Total liabilities	200,274	93,158

Commitments and contingencies (Note 9)
Stockholders’ Equity (Deficit)
Series A preferred stock, $0.0001 par value, none authorized, issued and outstanding at September 30, 2021; 12,671,911 shares authorized, 21,615,723 shares issued and outstanding at December 31, 2020 (liquidation value of $52,809 at December 31, 2020)	—	52,809
Series B preferred stock, $0.0001 par value, none authorized, issued and outstanding at September 30, 2021; 4,869,754 shares authorized, 8,306,818 shares issued and outstanding at December 31, 2020 (liquidation value of $35,228 at December 31, 2020)	—	35,228
Series C preferred stock, $0.0001 par value, none authorized, issued and outstanding at September 30, 2021; 9,126,525 shares authorized, 12,804,176 shares issued and outstanding at December 31, 2020 (liquidation value of $65,222 at December 31, 2020)	—	65,222
Common stock, $0.0001 par value, 1,000,000,000 Class A and 15,000,000 Class B shares authorized, 133,742,534 Class A and 12,058,614 Class B shares issued and outstanding at September 30, 2021; 55,000,000 shares authorize d , 17,664,015 Class A shares issued and outstanding at December 31, 202 0	15	2
Additional paid-in capital	393,872	10,131
Accumulated other comprehensive loss	(191)	(982)
Accumulated deficit	(290,407)	(211,146)
Total stockholders’ equity (deficit)	103,289	(48,736)

Total liabilities and stockholders’ equity (deficit)	$303,563	$44,422

The accompanying notes are an integral p
a
rt of these condensed consolidated financial statements.

Spire Global, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue	$9,561	$7,184	$28,390	$21,221
Cost of revenue	5,338	2,426	12,393	7,821

Gross profit	4,223	4,758	15,997	13,400

Operating expenses
Research and development	7,804	5,231	21,913	14,585
Sales and marketing	5,574	2,294	14,369	7,082
General and administrative	8,217	3,110	23,507	8,854
Loss on satellite deorbit and launch failure	—	666	—	666

Total operating expenses	21,595	11,301	59,789	31,187

Loss from operations	(17,372)	(6,543)	(43,792)	(17,787)

Other income (expense)
Interest income	4	—	6	45
Interest expense	(2,392)	(1,522)	(8,267)	(4,479)
Change in fair value of warrant liabilities	(13,353)	—	(23,529)	—
Other income (expense), net	681	636	(2,710)	181

Total other income (expense), net	(15,060)	(886)	(34,500)	(4,253)

Loss before income taxes	(32,432)	(7,429)	(78,292)	(22,040)
Income tax provision	269	195	969	300

Net loss	$(32,701)	(7,624)	$(79,261)	$(22,340)

Basic and diluted net loss per share (Class A common stock)	$(0.49)	$(0.43)	$(2.12)	$(1.27)

Weighted-average shares of Class A common stock used in computing basic and diluted net loss per share	67,348,269	17,605,469	37,389,424	17,603,874

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Spire Global, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net loss	$(32,701)	$(7,624)	$(79,261)	$(22,340)
Other comprehensive loss:
Foreign currency translation adjustments	324	(94)	791	30

Comprehensive loss	$(32,377)	$(7,718)	$(78,470)	$(22,310)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Spire Global, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
(In thousands, except share amounts)
(Unaudited)

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares (1)	Amount	Shares (1)	Amount	Shares (1)	Amount	Shares (1)	Amount
Balance, June 30, 2021	21,615,723	$52,809	8,306,818	$35,228	12,951,095	$66,113	19,212,323	$2	$23,370	$(515)	$(257,706)	$(80,699)
Exercise of stock options	—	—	—	—	—	—	229,316	—	392	—	—	392
Stock compensation expense	—	—	—	—	—	—	—	—	2,099	—	—	2,099
Issuance of shares to FP Lenders (Note 6)	—	—	—	—	—	—	1,490,769	1	14,803	—	—	14,804
Conversion of warrants to common stock	—	—	—	—	—	—	672,355	—	308	—	—	308
Conversion of Series A preferred stock to common stock upon the reverse recapitalization	(21,615,723)	(52,809)	—	—	—	—	21,615,723	2	52,807	—	—	—
Conversion of Series B preferred stock to common stock upon the reverse recapitalization	—	—	(8,306,818)	(35,228)	—	—	8,306,818	1	35,227	—	—	—
Conversion of Series C preferred stock to common stock upon the reverse recapitalization	—	—	—	—	(12,951,095)	(66,113)	12,951,095	1	66,112	—	—	—
Conversion of convertible notes to common stock upon the reverse recapitalization	—	—	—	—	—	—	37,034,620	4	70,929	—	—	70,933
Issuance of common stock upon the reverse recapitalization and PIPE financing, net of merger costs (2)	—	—	—	—	—	—	44,288,129	4	206,220	—	—	206,224
Contingent earnout liability upon closing of the merger	—	—	—	—	—	—	—	—	(78,395)	—	—	(78,395)
Net loss	—	—	—	—	—	—	—	—	—	—	(32,701)	(32,701)
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	324	—	324

Balance, September 30, 2021	—	$—	—	$—	—	$—	145,801,148	$15	$393,872	$(191)	$(290,407)	$103,289

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares (1)	Amount	Shares (1)	Amount	Shares (1)	Amount	Shares (1)	Amount
Balance, December 31, 2020	21,615,723	$52,809	8,306,818	$35,228	12,804,176	$65,222	17,664,015	$2	$10,131	$(982)	$(211,146)	$(48,736)
Exercise of stock options	—	—	—	—	—	—	799,901	—	1,065	—	—	1,065
Stock compensation expense	—	—	—	—	—	—	—	—	6,600	—	—	6,600
Issuance of shares to FP Lenders (Note 6)	—	—	—	—	—	—	2,468,492	1	22,868	—	—	22,868
Exercise of series C preferred warrants	—	—	—	—	146,919	891	—	—	—	—	—	891
Conversion of warrants to common stock	—	—	—	—	—	—	672,355	—	308	—	—	308
Conversion of Series A preferred stock to common stock upon the reverse recapitalization	(21,615,723)	(52,809)	—	—	—	—	21,615,723	2	52,807	—	—	—
Conversion of Series B preferred stock to common stock upon the reverse recapitalization	—	—	(8,306,818)	(35,228)	—	—	8,306,818	1	35,227	—	—	—
Conversion of Series C preferred stock to common stock upon the reverse recapitalization	—	—	—	—	(12,951,095)	(66,113)	12,951,095	1	66,112	—	—	—
Conversion of convertible notes to common stock upon the reverse recapitalization	—	—	—	—	—	—	37,034,620	4	70,929	—	—	70,933
Issuance of common stock upon the reverse recapitalization and PIPE financing, net of merger costs (2)	—	—	—	—	—	—	44,288,129	4	206,220	—	—	206,224
Contingent earnout liability upon closing of the merger	—	—	—	—	—	—	—	—	(78,395)	—	—	(78,395)
Net loss	—	—	—	—	—	—	—	—	—	—	(79,261)	(79,261)
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	791	—	791

Balance, September 30, 2021	—	$—	—	$—	—	$—	145,801,148	$15	$393,872	$(191)	$(290,407)	$103,289

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Spire Global, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Deficit
(In thousands, except share amounts)
(Unaudited)

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Deficit
	Shares (1)	Amount	Shares (1)	Amount	Shares (1)	Amount	Shares (1)	Amount
Balance, June 30, 2020	21,615,723	$52,809	8,306,818	$35,228	12,804,176	$65,222	17,604,528	$2	$8,276	$(504)	$(193,358)	$(32,325)
Exercise of stock options	—	—	—	—	—	—	2,417	—	4	—	—	4
Stock compensation expense	—	—	—	—	—	—	—	—	531	—	—	531
Net loss	—	—	—	—	—	—	—	—	—	—	(7,624)	(7,624)
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	(94)	—	(94)

Balance, September 30, 2020	21,615,723	$52,809	8,306,818	$35,228	12,804,176	$65,222	17,606,945	$2	$8,811	$(598)	$(200,982)	$(39,508)

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Deficit
	Shares (1)	Amount	Shares (1)	Amount	Shares (1)	Amount	Shares (1)	Amount
Balance, December 31, 2019	21,615,723	$52,809	8,306,818	$35,228	12,804,176	$65,222	17,602,594	$2	$7,354	$(628)	$(178,642)	$(18,655)
Exercise of stock options	—	—	—	—	—	—	4,351	—	6	—	—	6
Stock compensation expense	—	—	—	—	—	—	—	—	1,451	—	—	1,451
Net loss	—	—	—	—	—	—	—	—	—	—	(22,340)	(22,340)
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	30	—	30

Balance, September 30, 2020	21,615,723	$52,809	8,306,818	$35,228	12,804,176	$65,222	17,606,945	$2	$8,811	$(598)	$(200,982)	$(39,508)

(1)
The shares of the Company’s common and convertible preferred stock, prior to the Merger (as d
e
fined in Note 1) have been retroactively restated to reflect the exchange ratio of approximately 1.7058 established in the Merger as described in Note 3.

(2)	Included in the share number is 12,058,614 shares of Class B common stock.
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Spire Global, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities
Net loss	$(79,261)	$(22,340)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,615	3,861
Stock-based compensation	6,600	1,451
Accretion on carrying value of convertible notes	2,103	3,333
Amortization of debt issuance costs	2,617	158
Change in fair value of warrant liability	23,529	—
Change in fair value of contingent earnout liability	(1,265)	—
Deferred income tax liabilities	(47)	193
Loss on extinguishment of debt	2,277	—
Loss on impairment of intangible assets	91	—
Changes in operating assets and liabilities:
Accounts receivable	(2,905)	534
Contract assets	(250)	(575)
Other current assets	(7,381)	(492)
Other long-term assets	213	(152)
Accounts payable	1,118	1,182
Accrued wages and benefits	302	734
Contract liabilities	2,416	3,369
Other accrued expenses	1,536	833
Other long-term liabilities	2,684	(509)

Net cash used in operating activities	(40,008)	(8,420)

Cash flows from investing activities
Purchase of property and equipment	(9,309)	(8,240)
Investment in intangible assets	(140)	(67)

Net cash used in investing activities	(9,449)	(8,307)

Cash flows from financing activities
Proceeds from reverse recapitalization and PIPE financing	264,823	—
Payments of merger costs related to reverse recapitalization	(30,600)	—
Proceeds from long-term debt	70,000	7,592
Proceeds from issuance of convertible notes payable	20,000	250
Payments on redemption of long-term debt	(29,628)	(4,500)
Payment of debt issuance costs	(4,293)	(183)
Proceeds from exercise of stock options	1,065	6

Net cash provided by financing activities	291,367	3,165

Effect of foreign currency translation on cash, cash equivalent and restricted cash	1,071	236

Net increase (decrease) in cash, cash equivalents and restricted cash	242,981	(13,326)
Cash, cash equivalents and restricted cash
Beginning of period	15,986	24,531

End of period	$258,967	$11,205

Supplemental disclosure of cash flow information
Cash paid for interest	$1,431	$878
Cash paid for income taxes	$233	$—
Noncash financing activities
Conversion of Series A, B and C preferred stock to common stock upon the reverse recapitalization	$154,150	$—
Contingent earnout liability recognized upon the closing of the reverse recapitalization	$78,395	$—
Conversion of convertible notes to common stock upon the reverse recapitalization	$70,933	$—
Public and private warrants acquired as part of the merger	$26,707	$—
Issuance of shares to FP (Note 6)	$22,868	$—
Capitalized merger and acquisition costs not yet paid	$2,146	$—
Property and equipment purchased, but not yet paid	$1,924	$—
Exercise of Series C preferred stock warrants	$891	$—
Issuance of stock warrants with long-term debt	$308	$1,806
The accompanying notes are an integral part of these condensed consolidated financial statements.

Spire Global, Inc.
Notes to Condensed Consolidated Financial Statements
(In thousands, except shares and per share data, unless otherwise noted)
(Unaudited)

1.	Nature of Business
Spire Global, Inc. (“Spire” or the “Company”), founded in August 2012, is a global provider of space-based data and analytics that offers its customers unique datasets and insights about earth from the ultimate vantage point. The Company collects this space-based data through its proprietary constellation of multi-purpose nanosatellites. By designing, manufacturing, integrating and operating its own satellites and ground stations, the Company has unique end-to-end
control and ownership over its entire system. The Company offers the following three Data Solutions to customers: Maritime, Aviation and Weather. As a fourth solution, the Company is providing
“space-as-a-service”
through its Space Services solution.
The Company is comprised of Spire Global, Inc. (“United States” or “U.S.”) and its wholly owned subsidiaries: Spire Global Subsidiary, Inc., Spire Global UK Limited (“United Kingdom or U.K”.), Spire Global Luxembourg S.a.r.l. (“Luxembourg”), Spire Global Singapore Pte. Ltd. (“Singapore”) and Spire Global Canada Acquisition Corp. The Company currently operates offices in six locations: San Francisco, Boulder, Washington D.C. (U.S.), Glasgow (U.K.), Luxembourg, and Singapore.
On August 16, 2021 (the “Closing Date”), Spire Global Subsidiary, Inc. (formerly known as Spire Global, Inc.) (“Old Spire”) closed its previously announced merger with NavSight Holdings, Inc. (“NavSight”), a special purpose acquisition company, pursu
a
nt to the terms of the Business Combination Agreement, dated as of February 28, 2021, by and among Spire, NavSight, NavSight Merger Sub, Inc., a wholly owned subsidiary of NavSight (“NavSight Merger Sub”), and Peter Platzer, Theresa Condor, Jeroen Cappaert, and Joel Spark (collectively, the “Old Spire Founders,” and such agreement, the “Merger Agreement”). As a result, NavSight Merger Sub merged with and into Old Spire, the separate corporate existence of NavSight Merger Sub ceased, and Old Spire continued as the surviving corporation and a wholly owned subsidiary of NavSight (the “Merger”). NavSight then changed its name to Spire Global, Inc. (together with its consolidated subsidiary, “New Spire” or “Spire”) and Old Spire changed its name to Spire Global Subsidiary, Inc.
Please refer to Note 3 “Reverse Recapitalization” for further details of the Merger.
On September 13, 2021, the Company entered into a definitive agreement with exactEarth Ltd., a Canadian corporation (“exactEarth”), and leading provider of global maritime vessel data for ship tracking and maritime situational awareness solutions, pursuant to which the Company will acquire exactEarth for an estimated purchase price of approximately $161.2 million, consisting of (i) $103.4 million in cash on hand, and (ii) $57.8 million of shares of the Company’s Class A common stock (or approximately 5,234,857 shares), in each case upon the terms and subject to the conditions of the definitive agreement. The proposed acquisition (the “Proposed Acquisition”) is subject to customary closing conditions, including the receipt of certain regulatory approvals; the approval of the Ontario Superior Court of Justice (Commercial List); the approval by not less than two-thirds of the votes cast at a special meeting of exactEarth shareholders, which will take place on November 18, 2021; no material adverse effect having occurred in respect of either the Company or exactEarth; and dissent rights not having been exercised with respect to more than 10% of exactEarth’s outstanding common shares. The Proposed Acquisition is expected to close in the fourth quarter of 2021 or the first quarter of 2022. On October 15, 2021, the Company and exactEarth amended the definitive agreement to the Plan of Arrangement to cause consideration that is unclaimed after two years to continue to be administered by the depositary, instead of being returned for further administration by the Company.

2.	Summary of Significant Accounting Policies
Basis of Presentation
The condensed consolidated financial statements and accompanying notes are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and regulations of the U.S. Securities and Exchange Commission for interim financial reporting. The condensed consolidated financial statements for the three and nine months ended September 30, 2021 include the accounts of Spire Global, Inc. (i.e. former NavSight) and its wholly-owned subsidiary, Old Spire, following the Reverse Recapitalization as further discussed in Note 3 “Reverse Recapitalization.” For periods prior to the Merger, the reported share and per share amounts have been retroactively converted by applying the Exchange Ratio with the exception of authorized shares. Issued and outstanding shares and warrants as disclosed herein have been adjusted reflecting the Exchange Ratio. All other accompanying financial statements as of December 31, 2020 and for the three and nine months ended September 30, 2020 include only the accounts of Old Spire. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes for the years ended December 31, 2020 and 2019.
The information as of December 31, 2020 included on the condensed consolidated balance sheets was derived from the Company’s audited consolidated financial statements. The unaudited condensed consolidated financial statements were prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, contain all adjustments, consisting of normal recurring adjustments necessary for a fair statement of its financial position, results of operations and cash flows for the periods indicated. All intercompany accounts and transactions have been eliminated in consolidation.
Operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2021.
Liquidity Risks and Uncertainties
The unaudited condensed consolidated financial statements have been prepared on the basis of continuity of operations, the realization of assets, and the satisfaction of liabilities in the ordinary course of business. Since inception, the Company has been engaged in developing its product offerings, raising capital, and recruiting personnel. The Company’s operating plan may change as a result of many factors currently unknown and there can be no assurance that the current operating plan will be achieved in the time frame anticipated by the Company, and it may need to seek additional funds sooner than planned. If adequate funds are not available to the Company on a timely basis, it may be required to delay, limit, reduce, or terminate certain commercial efforts, or pursue merger or acquisition strategies, all of which could adversely affect the holdings or the rights of the Company’s stockholders.

The Company has a history of operating losses and negative cash flows from operations since inception. During the nine months ended September 30, 2021, net loss was $79,261 and cash used in operations was $40,008. During the nine months ended September 30, 2020, net loss was $22,340 and cash used in operations was $8,420. The Company held cash and cash equivalents of $245,770, excluding restricted cash, at September 30, 2021. On August 16, 2021, the Company received net proceeds of approximately $236,632 from Private Investment in Public Equity
(“PIPE”)
investors (the “PIPE Investors”) and the Merger. The Company believes that it will have sufficient working capital to operate for a period of one year from the issuance of the Condensed Consolidated Financial Statements as of and for the nine months ended September 30, 2021 based on the borrowings under the FP Term Loan Agreement (as defined in Note 6) and the additional funds raised associated with the closing of the Merger (the “Closing”) (Note 3).
The Company’s assessment of the period of time through which its financial resources will be adequate to support its operations is a forward-looking statement and involves risks and uncertainties. The Company’s actual results could vary as a result of many factors, including its growth rate, subscription renewal activity, the timing and extent of spending to support its infrastructure and research and development efforts and the expansion of sales and marketing activities. The Company may in the future enter into arrangements to acquire or invest in complementary businesses, services, and technologies, including intellectual property rights. The Company has based its estimates on assumptions that may prove to be wrong, and it could use its available capital resources sooner than it currently expects. The Company may be required to seek additional equity or debt financing. Future liquidity and cash requirements will depend on numerous factors, including market penetration, the introduction of new products, and potential acquisitions of related businesses or technology. In the event that additional financing is required from outside sources, the Company may not be able to raise it on acceptable terms or at all. If the Company is unable to raise additional capital when desired, or if it cannot expand its operations or otherwise capitalize on its business opportunities because it lacks sufficient capital, its business, operating results, and financial condition would be adversely affected.
COVID-19
Impact
In March 2020, the World Health Organization declared the outbreak of
COVID-19
a pandemic, which continues to spread throughout the United States and the world and has resulted in authorities implementing numerous measures to contain the virus, including travel bans and restrictions, quarantines, shelter-in-place
orders, and business limitations and shutdowns. While the Company is unable to accurately predict the full impact that the
COVID-19
pandemic will have on its operating results, financial condition, liquidity and cash flows due to numerous uncertainties, including the duration and severity of the pandemic or any resurgences of the pandemic locally or globally, the Company’s compliance with these measures has impacted its day-to-day
operations and could continue to disrupt its business and operations, as well as that of certain of the Company’s customers whose industries are more severely impacted by these measures, for an indefinite period of time. Through the nine months ended September 30, 2021, the Company has experienced adverse changes in customer buying behavior that began in March 2020 as a result of the impact of the
COVID-19
pandemic, including decreased customer engagement, delayed sales cycles, and deterioration in near-term demand. In 2021, the Delta variant of
COVID-19
has become the dominant strain in numerous countries around the world, including the United States, and is believed to be more contagious than other previously identified
COVID-19
strains. Despite these headwinds, the Company experienced an increase in revenue for the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020. As a result of the impact of the
COVID-19
pandemic, the Company experienced delays and
re-work
due to third party satellite launch providers schedule shifts, delays and increased expenses in its hiring process, some attrition from adjusting company policies due to the
COVID-19
pandemic and additional time and expenses supporting customer contracts.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the dates of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Management’s significant estimates include assumptions in revenue recognition, contingent earnout liability, allowance for doubtful accounts, realizability of deferred income tax assets, equity awards and warrant liabilities. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment. The Company adjusts such estimates and assumptions based on the facts and circumstances. As future events and their effects cannot be determined with precision, actual results could differ from those estimates.
Cash, Cash Equivalents and Restricted Cash
The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.
Restricted cash, current and restricted cash included in Other long-term assets in the Condensed Consolidated Balance Sheets represents amounts pledged as guarantees or collateral for financing arrangements (Note 6 and Note 12) and lease agreements, as contractually required.

The following table shows components of cash, cash equivalents, and restricted cash reported on the Condensed Consolidated Balance Sheets and in the Condensed Consolidated Statements of Cash Flows as of:

	September 30, 2021	December 31, 2020
Cash and cash equivalents	$245,770	$15,571
Restricted cash, current	12,801	—
Restricted cash included in Other long-term assets	396	415

	$258,967	$15,986
Concentrations of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash, cash equivalents and restricted cash, and accounts receivable. The Company typically has cash account balances in excess of Federal Deposit Insurance Corporation insurance coverage. The Company has not experienced any losses on such accounts, and management believes that the Company’s risk of loss is remote.
The Company has a concentration of contractual revenue arrangements with governmental agencies and nongovernmental entities. Entities under common control are reported as a single customer. As of September 30, 2021, the Company had three customers that accounted for 21%, 19% and 12% of the Company’s total account receivable and as of December 31, 2020, the Company had one customer that accounted for 67% of the Company’s total accounts receivable.
The Company had the following customers whose revenue balances individually represented 10% or more of the Company’s total revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Customer A	18%	24%	27%	35%
Customer B	17%	20%	19%	21%
Customer C	*	16%	11%	10%
*
Revenue from these customers were less than 10% of total revenue during the period.
Deferred Offering and Merger Costs
The Company capitalizes within Other current assets on the Condensed Consolidated Balance Sheets certain legal, accounting and other third-party fees that are directly related to the Company’s in-process
equity financing and merger related transactions until such transactions are consummated. After consummation of the equity financing, these costs are recorded as a reduction of the proceeds received from the offering. Should a planned equity financing be abandoned, terminated or significantly delayed, the deferred offering costs are written off to operating expenses. The Company has capitalized $3,871 of such costs as of September 30, 2021. As of the Closing, these capitalized merger costs were recorded to Additional paid-in capital on the Condensed Consolidated Balance Sheet (Note 3).
No costs were capitalized as of December 31, 2020.
During the nine months ended September 30, 2021, the Company incurred an additional $6,591 of costs indirectly related to the Merger, including
 $4,846 for professional services and $1,745
of other merger related costs. These amounts have been included in General and administrative expenses in the Condensed Consolidated Statements of Operations for
the nine months ended September 30, 2021. No such costs were incurred during the nine months ended September 30, 2020.
Related Parties
One of the Company’s stockholders and debtors is also a customer from which the Company generated $606 of revenue for the nine months ended September 30, 2020. No revenue was generated from this customer for the nine months ended September 30, 2021.
The Company borrowed gross proceeds of $1,232 of Convertible notes payable in February 2021 and $6,414 of Convertible notes payable during the year ended December 31, 2019, from certain stockholders (Note 7). Interest expense recognized on related party Convertible notes payable was $89 and $413 for the three and nine months ended September 30, 2021, respectively, and
$139 and $405 for the three and nine months ended September 30, 2020, respectively.
Immediately prior to the effective time of the Merger, the Convertible Notes were automatically converted into shares of common stock of Old Spire (“Old Spire Common Stock”) (Note 3 and Note 7). Total carrying value of the related party balance included as Convertible notes payable, net on the Condensed Consolidated Balance Sheets was
$0 and $7,498 as of September 30, 2021, and December 31, 2020, respectively.

Common Stock Warrants
The Company assumed
11,499,992
publicly-traded warrants (“Public Warrants”) and 6,600,000 private placement warrants issued by NavSight (“Private Warrants” and, together with the Public Warrants, the “Common Stock Warrants”) upon the Merger, all of which were issued in connection with NavSight’s initial public offering and entitled the holder to purchase one share of the Company’s
c
ommon stock, par value $
0.0001
(“Common Stock”) at an exercise price of $
11.50
per share. The Public Warrants are publicly traded and are exercisable for cash unless certain conditions occur, such as the failure to have an effective registration statement related to the shares issuable upon exercise or redemption by the Company under certain conditions, at which time the warrants may be cashless exercised. The Private Warrants are non-redeemable
for cash so long as they are held by the initial purchasers or their permitted transferees. If the Private Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Warrants are redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.
The Company evaluated the Common Stock Warrants and concluded that they do not meet the criteria to be classified within stockholders’ equity. The agreement governing the Common Stock Warrants includes a provision that could result in a different settlement value for the Common Stock Warrants depending on their holder. Because the holder of an instrument is not an input into the pricing of a fixed-for-fixed
option on the Company’s ordinary shares, the Private Warrants are not considered to be indexed to the Company’s own stock. In addition, the provision provides that in the event of a tender or exchange offer accepted by holders of more than
50
% of the outstanding shares of the Company’s ordinary shares, all holders of the Common Stock Warrants would be entitled to receive cash for all of their Common Stock Warrants. Specifically, in the event of a qualifying cash tender offer (which could be outside of the Company’s control), all Common Stock Warrant holders would be entitled to cash, while only certain of the holders of the Company’s ordinary shares may be entitled to cash. These provisions preclude the Company from classifying the Common Stock Warrants in stockholders’ equity. As the Common Stock Warrants meet the definition of a derivative, the Company recorded these warrants as liabilities on the Condensed Consolidated Balance Sheet at fair value (Note 8), with subsequent changes in their respective fair values recognized in the Condensed Consolidated Statements of Operations at each reporting date.
Contingent Earnout Liability
In connection with the Reverse Recapitalization and pursuant to the Merger Agreement, eligible Spire equity holders are entitled to receive additional shares of the Company’s Common Stock upon the Company achieving certain Earnout Triggering Events (as described in the Merger Agreement and Note 3). In accordance with ASC
815-40,
the earnout shares are not indexed to the Common Stock and therefore are accounted for as a liability and an offset to Additional paid-in capital on the Condensed Consolidated Balance Sheet at the reverse recapitalization date and subsequently remeasured at each reporting date with changes in fair value recorded as a component of Other income (expense), net in the Condensed Consolidated Statements of Operations.
The contingent earnout liability is categorized as a Level 3 fair value measurement using the Monte Carlo model (Note 8) because the Company estimates projections during the Earnout Period utilizing unobservable inputs. Contingent earnout payments involve certain assumptions requiring significant judgment and actual results may differ from assumed and estimated amounts.
Accounting Pronouncements Recently Adopted
In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”)
2016-13,
Financial Instruments—Credit Losses (Topic 326)
:
Measurement of Credit Losses on Financial Instruments
, as amended (“ASU 2016-13”), which requires the measurement and recognition of expected credit losses for financial assets not held at fair value. ASU
2016-13
replaces the existing incurred loss impairment model with a forward-looking expected credit loss model which will result in earlier recognition of credit losses. The Company adopted the requirements of ASU
2016-13
effective January 1, 2021 and determined that the financial impact from the adoption of this standard was immaterial to its Condensed Consolidated Financial Statements.
In August 2018, the FASB issued ASU
2018-15,
Intangibles-Goodwill and Other-Internal Use Software
(Subtopic
350-40):
Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (A Consensus of the FASB Emerging Issues Task Force)
(“ASU 2018-15”), which aligns the requirements for capitalizing implementation costs incurred in a cloud computing hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal use software. The Company adopted the requirements of ASU
2018-15
effective January 1, 2021 and determined that the financial impact from the adoption of this standard was immaterial to its Condensed Consolidated Financial Statements.

In March 2020 and January 2021, the FASB issued ASU
2020-04,
Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting
, and ASU
2021-01,
Reference Rate Reform (Topic 848)
, respectively, which refine the scope of ASC Topic 848 and clarify some of its guidance as part of the FASB’s monitoring of global reference rate reform activities. These standards permit entities to elect certain optional expedients and exceptions when accounting for derivative contracts and certain hedging relationships affected by changes in the interest rates used for discounting cash flows, for computing variation margin settlements, and for calculating price alignment interest in connection with reference rate reform activities under way in global financial markets. The amendments in ASU
2020-04
were effective for all entities as of March 12, 2020 through December 31, 2022 and the amendments in ASU
2021-01
are effective immediately for all entities. The Company determined that the financial impact from the adoption of these standards was immaterial to its Condensed Consolidated Financial Statements.
Accounting Pronouncements Not Yet Adopted
In February 2016, the FASB issued ASU
2016-02,
Leases (Topic 842)
, which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). Since this standard was originally issued, there have been improvements and clarification released by the FASB. Under the new standard, a lessee should recognize in the statement of financial position a liability to make lease payments and a right-of-use
asset representing its right to use the underlying asset for the lease term. This standard is effective for fiscal years beginning after December 15, 2021 (January 1, 2022 for the Company), with early adoption permitted. The adoption of this guidance will result in recognition of right of use assets and leases liabilities on the Condensed Consolidated Balance Sheets. The Company is currently evaluating the impact that the adoption of this standard will have on its Condensed Consolidated Financial Statements.
In December 2019, the FASB issued ASU
2019-12,
Income Taxes (Topic 740):
Simplifying the Accounting for Income Taxes
, by removing certain exceptions to the general principles and its intended to improve consistent application. A franchise tax that is partially based on income will be recognized as an income-based tax and any incremental amount will be recognized as non-income-based
tax. This standard is effective for fiscal years beginning after December 15, 2021 (January 1, 2022 for the Company), with early adoption permitted. The Company is currently evaluating the impact that the adoption of this standard will have on its Condensed Consolidated Financial Statements.
In October 2021, the FASB issued ASU 2021-08,
Business Combinations (Topic 805), Accounting for Contract Assets and Contract Liabilities from Contracts with Customers
, to improve the accounting for acquired revenue contracts with customers in a business combination by addressing diversity in practice and inconsistency related to recognition of an acquired contract liability and payment terms and their effect on subsequent revenue recognized by the acquirer. The guidance is effective for annual reporting periods beginning after December 15, 2022, including interim periods within that reporting period. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of this standard will have on its Condensed Consolidated Financial Statements in connection with any future business combinations.

3.	Reverse Recapitalization
Immediately prior to the Closing:

•	All 12,671,911 outstanding shares of Old Spire Series A Convertible Preferred Stock were converted into an equivalent number of shares of Old Spire Common Stock on a one-to-one basis .

•	All 4,869,754 outstanding shares of Old Spire Series B Convertible Preferred Stock were converted into an equivalent number of shares of Old Spire Common Stock on a one-to-one basis .

•	All 7,592,402 outstanding shares of Old Spire Series C Convertible Preferred Stock were converted into an equivalent number of shares of Old Spire Common Stock on a one-to-one basis .

•
Each of the Convertible Notes (as defined in Note 6) automatically converted into shares of Old Spire Common Stock. The conversion ratio for the 2019 and 2020 Convertible Notes (as defined in Note 6) was
2.4808
and the conversion ratio for the 2021 Convertible Notes (as defined in Note 6) was
13.6466.

•
Old Spire Warrants (with the exception of warrants for
 909,798

shares issued to European Investment Bank (“EIB,” and such warrants, the “EIB Warrants”)
)
were exercised in full on a cashless basis into the right to receive shares of Old Spire Common Stock, which was settled on a net-basis. The EIB Warrants remained unexercised as of September 30, 2021.

Pursuant to the Merger Agreement, at the Closing:

•
Each share of outstanding Class A common stock and Class B common stock of NavSight was exchanged for one share of Class A Common Stock of New Spire, par value
$0.0001
per share (“New Spire Class A Common Stock”).

•
Each share of Old Spire Common Stock, including shares of Old Spire Common Stock issued pursuant to the conversion of the Old Spire Preferred Stock, the Convertible Notes and the Old Spire Warrants (excluding the EIB warrants), was converted into a number of shares of New Spire Class A Common Stock equal to the Per Share Closing Consideration (“the exchange ratio”) of
 1.7058,
as defined in the Merger Agreement.

•
Each share of Old Spire
Common
Stock is entitled to the contingent earnout right to receive a number of shares of New Spire Class A Common Stock equal to a Per Share Earnout Consideration of
 0.1236,
as defined in the Merger Agreement, payable in four equal tranches if the trading price of the New Spire Class A Common Stock is greater than or equal to
$13.00, $16.00, $19.00, or $22.00 for any 20 trading days within any 30 consecutive trading day period on or prior to the date that is five years following the Closing Date, as adjusted based on the formula defined in the Merger Agreement with respect to the portion of earnout value allocated to holders of options to purchase shares of Old Spire Common Stock (“Old Spire Options”) assumed by NavSight.

•	All outstanding Old Spire Options were assumed and converted into option awards that are exercisable for shares of New Spire Class A Common Stock pursuant to an o ption exchange ratio of 1.8282.

•	The outstanding EIB Warrants were assumed by New Spire and converted into warrants that are exercisable for a number of shares of New Spire Class A Common Stock equal to the exchange ratio of 1.7058.

•
The Old Spire Founders purchased 12,058,61
4
shares of New Spire Class B Common Stock, which equal the number of shares of New Spire Class A Common Stock that each Founder received at Closing. Shares of New Spire Class B Common Stock carry nine votes per share, do not have dividend rights, are entitled to receive a maximum of
$0.0001 per share of New Spire Class B Common Stock upon liquidation, are subject to certain additional restrictions on transfer, and are subject to forfeiture in certain circumstances.

All fractional shares were rounded down.
On February 28, 2021, concurrently with the execution of the Merger Agreement, NavSight entered into Subscription Agreements with the PIPE Investors, pursuant to which the PIPE Investors collectively subscribed for
24,500,000
shares of New Spire Class A Common Stock for an aggregate purchase price equal to
 $245,000
(the “PIPE Investment”) less approximately
 $7,142
of equity issuance costs associated with the PIPE Investment. The PIPE Investment was consummated immediately prior to the Closing.
The number of shares of Common Stock issued immediately following the Closing was:

Number of Shares
Old Spire Common Stock (excluding Founders)	6,405,302
Old Spire Convertible Preferred Stock	42,873,636
Old Spire Convertible Notes	37,034,620
Old Spire Warrants (excluding EIB warrants)	672,355

Total Class A common shares to Old Spire stockholders (exclud ing Founders)	86,985,913
New Spire Class A Common Stock issued to Old Spire Founders	12,058,614
New Spire Class A Common Stock issued to PIPE Investors	24,500,000
New Spire Class A Common Stock held by public stockholders	1,979,515
New Spire Class A Common Stock issued to FP Lenders	2,468,492
New Spire Class A Common Stock resulting from conversion of NavSight Class B Common Stock	5,750,000

Total Shares of New Spire Class A Common Stock	133,742,534
New Spire Class B Common Stock issued to Old Spire Founders	12,058,614

Total Shares of New Spire Common Stock	145,801,148

The Merger is accounted for as a reverse recapitalization under GAAP. This determination is primarily based on Old Spire stockholders comprising a relative majority of the voting power of New Spire and having the ability to nominate the members of the board of directors of New Spire, Old Spire’s operations prior to the acquisition comprising the only ongoing operations of New Spire, and Old Spire’s senior management comprising a majority of the senior management of New Spire. Under this method of accounting, NavSight is treated as the “acquired” company for financial reporting purposes. Accordingly, for accounting purposes, the financial statements of Spire Global, Inc. represent a continuation of the financial statements of Old Spire with the Merger being treated as the equivalent of Old Spire issuing stock for the net assets of NavSight, accompanied by a recapitalization. The net assets of NavSight are stated at historical costs, with no goodwill or other intangible assets recorded. Operations prior to the Merger are presented as those of Old Spire. All periods prior to the Merger have been retrospectively adjusted using the exchange ratio for the equivalent number of shares outstanding immediately after the Merger to affect the reverse recapitalization.
In connection with the Merger, the Company raised $264,823 of proceeds including the contribution of $230,027 of cash held in NavSight’s trust account from its initial public offering, net of redemptions of NavSight public stockholders of $210,204, and $245,000 of cash in connection with the PIPE Investment. The Company incurred
$38,653
of merger costs, consisting of banking, legal, and other professional fees, of which
$32,062 was recorded as a reduction to additional
paid-in
capital, and the remaining $6,591 was expensed to General and administrative expenses in the Condensed Consolidated Statements of Operations.

4.	Revenue, Contract Assets, Contract Liabilities and Remaining Performance Obligations
Disaggregation of Revenue
For the three an
d
 nine months ended September 30, 2021, revenue from Data Solutions contracts was $4,926 and $13,000 or 51% and 46% of total revenue, respectively. Revenue from Space Services solution contracts was $4,640 and $15,395 or 49% and 54% of total revenue for the three and nine months ended September 30, 2021, respectively. For the three and nine months ended September 30, 2020, revenue from Data Solutions contracts was $1,535 and $5,737, or 21% and 27% of total revenue, respectively and revenue from Space Services so
l
ution contracts was $5,649 and $15,484, 79% or 73% of total revenue for the three and nine months ended September 30, 2020, respectively.
The following revenue disaggregated by geography was recognized:

	Three Months Ended September 30, 2021		Nine Months Ended September 30, 2021

EMEA (1)	$3,514	37%	$13,426	47%
Americas (2)	4,805	50%	10,561	37%
Asia Pacific (3)	1,242	13%	4,403	16%

Total	$9,561	100%	$28,390	100%

	Three Months Ended September 30, 2020		Nine Months Ended September 30, 2020
EMEA (1)	$2,909	41%	$10,149	48%
Americas (2)	2,823	39%	8,038	38%
Asia Pacific (3)	1,452	20%	3,034	14%

Total	$7,184	100%	$21,221	100%

(1)	The Netherlands represented 18% and 26% for the three and nine months ended September 30, 2021, respectively, and 25% and 36% for the three and nine months ended September 30, 2020, respectively.
(2)	U.S. represented 50% and 37% for the three and nine months ended September 30, 2021, respectively, and 39% and 38% for the three and nine months ended September 30, 2020, respectively.
(3)	Australia represented 11% for the nine months ended September 30, 2021, and 17% and 10% for the three and nine months ended September 30, 2020, respectively.
Contract Assets
At September 30, 2021 and December 31, 2020, Contract assets were
$1,089 and $853, respectively, on the Condensed Consolidated Balance Sheets.
Changes in Contract assets for the nine months ended September 30, 2021 were as follows:

Balance at January 1, 2021	$853
Contract assets recorded	900
Reclassified to Accounts receivable	(652)
Other	(12)

Balance at September 30, 2021	$1,089

Contract Liabilities
At September 30, 2021 and December 31, 2020, Contract liabilities were $10,331 and $8,110, respectively, and were reported in the current portion of Contract liabilities on the Company’s Condensed Consolidated Balance Sheets.

Changes in Contract liabilities for the nine months ended September 30, 2021 and 2020 were as follows:

	September 30, 2021	September 30, 2020
Balance at the beginning of the year	$8,110	$4,550
Contract liabilities recorded during the period	9,037	4,645
Revenue recognized during the period	(6,624)	(1,208)
Other	(192)	—

Balance at the end of the period	$10,331	$7,987

Remaining Performance Obligations
The Company has performance obligations associated with commitments in customer contracts for future services that have not yet been recognized as revenue. These commitments for future services exclude (i) contracts with an original term of one year or less, and (ii) cancellable contracts. As of September 30, 2021, the amount not yet recognized as revenue from these commitments is $49,506. The Company expects to recognize 70% of these future commitments over the next 12 months and the remaining 30% thereafter as revenue when the performance obligations are met.

5.	Balance Sheet Components
Other current assets consisted of the following:

	September 30, 2021	December 31, 2020
Prepaid insurance	$6,083	$68
Technology and other prepaid contracts	1,687	767
Deferred contract costs	494	657
Prepaid rent	120	200
Other receivables	886	409
Other current assets	957	11

	$10,227	$2,112

Property and equipment, net consisted of the following:

	September 30, 2021	December 31, 2020
Satellites in-service	$32,076	$26,196
Internally developed software	2,166	2,166
Ground stations in-service	2,084	1,872
Leasehold improvements	1,589	1,589
Machinery and equipment	2,373	1,873
Computer equipment	1,485	1,153
Computer software and website development	472	472
Furniture and fixtures	458	379

	42,703	35,700
Less: Accumulated depreciation and amortization	(28,113)	(23,260)

	14,590	12,440
Satellite, launch and ground station work in progress	11,265	4,934
Finished satellites not in-service	—	3,084

Property and equipment, net	$25,855	$20,458

Other accrued expenses consisted of the following:

	September 30, 2021	December 31, 2020
Professional services	$2,012	$420
Income taxes	709	105
Sales tax	26	122
Software	1,271	470
Satellite/launch/grounds material	829	—
Other	1,120	696

	$5,967	$1,813

Depreciation and amortization expense related to property and equipment for the three and nine months ended September 30, 2021 was $2,075 and $5,615, respectively, including amortization of internal-use
software of $0 and $34, respectively, and for the three and nine months ended September 30, 2020 was $1,265 and $3,861, respectively, including amortization of internal-use
software of $32 and $95, respectively.

6.	Long-Term Debt
Long-term debt consisted of the following:

	September 30, 2021	December 31, 2020
Eastward Loan Facility	$—	$15,000
EIB Loan Facility	—	14,734
PPP Loan	—	1,699
FP Term Loan	71,512	—
Other	—	10

	71,512	31,443
Less: Debt issuance costs	(26,291)	(4,798)

Non-current portion of long-term debt	$45,221	$26,645

The Company recorded interest expense from long-term debt of $2,924 and $4,017 for the three and nine months ended September 30, 2021, respectively and $309 and $1,063 for the three and nine months ended September 30, 2020.
FP Term Loan Facility
The Company entered into a credit agreement with FP Credit Partners, L.P., as agent for several lenders (the “FP Lenders”) on April 15, 2021 and as amended on May 17, 2021 (the “FP Term Loan Agreement”), for a
$70,000
term loan (the “FP Term Loan”). Upon funding in May 2021, the FP Term Loan was used (i) to pay off the Company’s existing credit facilities with Eastward Fund Management, LLC (the “Eastward Loan Facility”) and EIB (the “EIB Loan Facility”) and (ii) to fund working capital and for general corporate purposes. The Company incurred
$12,277
of debt issuance costs relating to the FP Term Loan. As part of the transaction to extinguish the EIB Loan Facility, the Company has reserved
$12,801
in a restricted cash account in the event that EIB elects to redeem their warrants. Prior to the Closing, the FP Term Loan bore interest at a rate of
8.50%
per annum, payable quarterly in arrears, and the Company had the option to elect, upon written notice at least five business days in advance of each quarter end, to add all or a portion of the accrued unpaid interest to the outstanding principal amount of the FP Term Loan. Upon the Closing, this election was no longer available.
The FP Lenders had the option to elect to convert a portion of their specified contractual return into common stock of the Company immediately preceding the Closing, at a conversion price specified in the FP Term Loan Agreement by submitting a notice to convert on or prior to the funding date in May 2021 (the “Conversion Election”). If the FP Lenders had exercised the Conversion Election, and the Company did not elect to repay the outstanding principal amount of the FP Term Loan at the Closing, then the interest rate would have increased to
9%
per annum. However, the FP Lenders did not make the Conversion Election and so the interest rate would have decreased to
4%
per annum upon the Closing under the original terms of the FP Term Loan Agreement.
At the date of the FP Term Loan Agreement, this contingent interest feature was determined to be an embedded derivative asset with an associated debt premium recorded. The fair value of this financial instrument of $8,922 was presented net within Long-term Debt on the Condensed Consolidated Balance Sheet at June 30, 2021. However, because of this interest rate increase under the FP Amendment (as defined below), the contingent interest embedded derivative asset and associated debt premium were derecognized upon the execution of the FP Amendment
.
The FP Term Loan includes covenants that limit the Company’s ability to, among other things, make investments, dispose of assets, consummate mergers and acquisitions, incur additional indebtedness, grant liens, enter into transactions with affiliates, pay dividends or other distributions without preapproval by the FP Lenders. The Company is required to maintain minimum unrestricted cash of at least
 $15,000
as of each fiscal quarter end, except for the quarter immediately following the first quarter where the Company reports positive EBITDA, until the closing of a qualifying IPO, which include
s
the Merger. The Company issued an equity grant of
977,723
shares of New Spire Class A Common Stock with a value of
 $8,065
to the FP Lenders upon funding of the FP Term Loan.
On August 5, 2021, the Company and FP Lenders executed an amendment (the “FP Amendment”) to the FP Term Loan to modify certain terms. Among other things, the FP Amendment waived the instance of the noncompliance with provisions for the timely notification of the Company’s election to add accrued unpaid interest as of June 30, 2021 to the outstanding principal. The FP Lenders also waived any default interest that would have applied as a result of the noncompliance.
The FP Amendment also reinstated the previously expired Conversion Election and served as formal notice of this election by the FP Lenders. As a result, the FP Lenders received
 1,490,769
shares of New Spire Class A Common Stock. In connection with FP’s exercise of the Conversion Election, the interest rate on the FP Term Loan increased to
9%
per annum following the closing of the Closing.
The Company has determined that this FP Amendment represents an accounting modification of the original FP Term Loan. In connection with the debt modification accounting, no gain or loss was recorded related to the FP Amendment, and the Company capitalized the fair value of $14,803 for the

1,490,769
shares of New Spire Class A Common Stock issued to the FP Lenders to be amortized over the remaining life of the FP Term Loan as part of the effective yield of the FP Term Loan beginning in the third quarter of 2021.

The FP Term Loan, plus the applicable contractual returns as defined in the FP Term Loan Agreement, matures on April 15, 2026 and is collateralized by substantially all assets of the Company. The Company has the option to prepay the loan in advance of its final maturity, which was subject to a prepayment penalty under the original terms of the FP Term Loan Agreement that varied between
$17,500 and $49,000 based on the timing and circumstances of the repayment.
On September 24, 2021, EIB submitted a notice of cancellation for 775,966
EIB warrants (Tranche A). The valuation for settlement of these warrants is based on a
20-day volume weighted average price (“VWAP”) valuation method using the Company’s publicly traded stock price as of September 30, 2021.
These warrants were settled subsequent to September 30, 2021 for EUR
 9,670
(Note 12).
D
uring the nine months ended September 30, 2021, the Company recognized within Other income (expense), net on the Condensed Consolidate
d Statement of Operations,
$4,954
as a loss on extinguishment of debt, resulting from paying off the EIB Loan Facility and the Eastward Loan Facility, and
 $1,699
as a gain from extinguishment of debt resulting from the U.S. government’s forgiveness of the Company’s loan under the Paycheck Protection
Program (“PPP”) established as part of the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act.

7.	Convertible Notes
Between July 2019 and October 2020, the Company entered into several subordinated convertible note purchase agreements for gross proceeds totaling $42,884 (the “2019 and 2020 Convertible Notes”). The 2019 and 2020 Convertible Notes accrue interest at 8% per annum, compounded quarterly. In May 2021, the Company and the holders of the 2019 and 2020 Convertible Notes agreed to extend the maturity date of all convertible promissory notes outstanding at December 31, 2020 from January 29, 2022 to July 31, 2022. If not converted, at the option of the holders, all unpaid principal, interest and a balloon payment of 5% of the principal balance is due on the stated maturity date of July 31, 2022. The accretion of the carrying value of the Convertible Notes for the additional balloon payment is recorded as additional interest expense over the term of the 2019 and 2020 Convertible Notes. In connection with securing the 2019 and 2020 Convertible Notes, the Company incurred debt issuance costs of $392 that have been recorded as a deduction of the carrying amount of convertible debt and are being amortized to interest expense over the term of the 2019 and 2020 Convertible Notes. Conversion of the 2019 and 2020 Convertible Notes can be automatic based on events such as an initial public offering (“IPO”) by the Company or voluntary based on events such as a change of control or maturity.
From January 2021 through February 2021, the Company issued and sold several convertible promissory notes in the aggregate amount of
$20,000
(the “2021 Convertible Notes”, and together with the 2019 and 2020 Convertible Notes, the “Convertible Notes”). The 2021 Convertible Notes mature four years
from the date of issuance and accrue interest at
 8%

per annum, compounded quarterly. In connection with securing the 2021 Convertible Notes, the Company incurred debt issuance costs of
$62
that have been recorded as a deduction of the carrying amount of convertible debt and are being amortized to interest expense over the life of the 2021 Convertible Notes. Conversion of the 2021 Convertible Notes can be automatic based on events such as an IPO by the Company or voluntary based on events such as a change of control or maturity.
Immediately prior to the effective time of the Merger, the Convertible Notes were automatically converted into shares of Old Spire Common Stock. The conversion ratio to Old Spire Common Stock for the 2019 and 2020 Convertible Notes was
2.4808
whereas the conversion ratio to Old Spire Common Stock for the 2021 Convertible Notes was
13.6466.
This conversion then gave the right to receive shares of New Spire Class A Common Stock equal to the number of shares of Old Spire Common Stock received from such conversion multiplied exchange ratio of
 1.7058.
Total accrued interest on Convertible Notes was $0 and $5,944 as of September 30, 2021 and December 31, 2020, respectively, and included in Convertible notes payable, net on the Condensed Consolidated Balance Sheet. After the conversion of the Convertible Notes, the balloon interest accrual of $1,698 was reversed in August 2021, which was only payable upon full maturity of the Convertible Notes. The Company recorded a net interest expense reduction of $1,452 and $1,550 of interest expense on the Convertible Notes for the three and nine months ended September 30, 2021, respectively, and recorded
$1,182 and $3,385 of interest expense for the three and nine months ended September 30, 2020, respectively.

8.	Fair Value Measurement
The Company follows the guidance in ASC 820, “Fair Value Measurement” for its liabilities that are re-measured
and reported at fair value at each reporting period.
The fair value of the Company’s common and preferred stock warrant liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

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
The Company classifies financial instruments in Level 3 of the fair value hierarchy when there is reliance on at least one significant unobservable input to the valuation model. In addition to these unobservable inputs, the valuation models for Level 3 financial instruments typically also rely on a number of inputs that ar
e
 readily observable, either directly or indirectly. The Company’s assessment of a particular input to the fair value measurement requires management to make judgments and consider factors specific to the asset or liability. The fair value hierarchy requires the use of observable market data when available in determining fair value. The Company recognizes transfers between levels within the fair value hierarchy, if any, at the end of each period.
The following tables present the Company’s fair value hierarchy for its financial instruments that are measured at fair value on a recurring basis:

	September 30, 2021
	Level 1	Level 2	Level 3	Total
Current Liabilities:
EIB warrants	$—	$22,582	$—	$22,582

Long-term Liabilities:
Public warrants	$19,550	$—	$—	$19,550
Private Placement warrants	—	11,220	—	11,220
Contingent Earnout liability	—	—	77,130	77,130

	$19,550	$11,220	$77,130	$107,900

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Long-term Liabilities:
EIB warrants	$—	$—	$4,007	$4,007

Public Warrants
The fair value of the Public Warrants is based on quoted market process and is classified as a Level 1 financial instrument.
Private Placement Warrants
The fair value of the Private Warrants is estimated using the Black-Scholes model with inputs that include the Company’s stock price in an actively traded market, making this fair value classified as a Level 2 financial instrument. The other significant assumptions used in the model are the exercise price, expected term, volatility, interest rate, and dividend yield.
The table below quantifies the significant inputs used for the Private Warrants:

	September 30, 2021	August 16, 2021
Fair value of the Company’s common stock	$12.53	$9.93
Exercise price	$11.50	$11.50
Risk-free interest rate	0.98%	0.75%
Expected volatility factor	6.0%	22.0%
Expected dividend yield	—	—
Remaining contractual term (in years)	4.88	5.00
EIB Warrant Liabilities
The warrant liability in the tables above consisted of the fair value of warrants to purchase the Company’s common stock at a price of $0.0001 per share (or redeem for cash) and preferred stock and was based on the significant inputs not observable in the market, which prior to the Merger represented a Level 3 measurement within the fair value hierarchy. The Company’s valuation of the stock warrants utilized the Black-Scholes option-pricing model, which incorporates assumptions and estimates to value the stock warrants. Changes in the fair value of the stock warrants are recognized in Other income (expense), net in the Condensed Consolidated Statements of Operations.
The quantitative inputs utilized in the fair value measurement of the stock warrant liability include the fair value per share of the Company’s common stock, the remaining contractual term of the warrants, risk-free interest rate, expected dividend yield and expected volatility of the price of the Company’s common stock. Prior to the Merger, the Company determined the fair value per share of the Company’s common and preferred stock using a hybrid valuation method that utilized a combination of an option pricing model method and the Probability-Weighted Expected Return Method (“PWERM”). The PWERM is a scenario-based methodology that estimates the fair value of equity securities based upon an analysis of future values, assuming various outcomes. As the probability of the Merger closing increased, the fair value of the EIB warrant liability increased as of the date of the exercise. The risk-free interest rate is based on a treasury instrument for which the term is consistent with the expected life of the warrants. As there was no public market for the Company’s common and preferred stock, the Company determined the expected volatility for warrants granted based on an analysis of reported data for a peer group of companies.
After the Merger, the EIB warrant liabilities moved from Level 3 to Level 2, as a result of the Company’s common stock now being traded on the New York Stock Exchange. The Company used a
20-day
VWAP valuation method using the Company’s publicly traded stock price for 1,551,933 warrants as of September 30, 2021 for Tranche A and Tranche B (Note 6 and Note 12).
The table below quantifies the inputs used for the EIB warrants:

	September 30, 2021	December 31, 2020
Fair value of the Company’s common stock	$14.55	$4.19
Exercise price	$0.0001	$0.0001
Risk-free interest rate	0.98%	0.13%
Expected volatility factor	70.0%	68.4%
Expected dividend yield	—	—
Remaining contractual term (in years)	3.9	4.7
Contingent Earnout Liability
The estimated fair value of the contingent earnout liability was determined using a Monte Carlo simulation using a distribution of potential outcomes on a monthly basis over the Earnout Period (Note 3) prioritizing the most reliable information available. The assumptions utilized in the calculation are based on the achievement of certain stock price milestones, including the current price of the Company’s common stock, expected volatility, risk-free rate, expected term and dividend rate.
The table below quantifies the significant inputs used for the Contingent Earnout Liability:

	September 30, 2021	August 16, 2021
Fair value of the Company’s common stock	$12.53	$9.93
Risk-free interest rate	0.98%	0.75%
Expected volatility factor	70.0%	70.0%
Expected dividend yield	—	—
Remaining contractual term (in years)	0.004	0.004
The following tables present the Company’s fair value hierarchy for its warrants classified as equity that are measured at fair value on a nonrecurring basis:

	September 30, 2021
	Level 1	Level 2	Level 3	Total
Equity:
Warrants	$—	$—	$970	$970

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Equity:
Warrants	$—	$—	$970	$970

The warrant liability in the table above classified as equity was recorded at fair value on the date of issuance and is not remeasured. The fair value of warrants was based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. The Company’s valuation of the stock warrants utilized the Black-Scholes option-pricing model, which incorporates assumptions and estimates to value the stock warrants.
The following table presents a summary of the changes in the fair value of the Company’s Level 3 financial instruments that are measured at fair value on a recurring basis:

	Contingent Earnout Liability	Contingent Interest Embedded Derivative	Warrant Liability

Fair value at December 31, 2019	$—	$—	$197
Issuance of warrants to EIB	—	—	1,806
Fair value at September 30, 2020	$—	$—	$2,003

Fair value at December 31, 2020	$—	$—	$4,007
Issuance of warrants to Silicon Valley Bank	—	—	308
Conversion of Silicon Valley Bank warrants to common stock	—	—	(308)
Exercise of series C preferred warrants	—	—	(891)
Contingent interest embedded derivative recognized relating to the FP Term Loan agreement	—	8,922	—
Contingent interest embedded derivative derecognized upon the execution of the FP Amendment	—	(8,922)	—
Contingent earnout liability recognized upon the closing of the reverse recapitalization	77,170	—	—
Change in fair value included in other income (expense), net(1)	—	—	19,466
Transferred to Level 2 upon the closing of the reverse recapitalization	—	—	(22,582)

Fair value at September 30, 2021	$77,170	$—	$—

(1)	Included in the Change in fair value recorded in other income (expense), net was $9,290 and $0 for the three months ended September 30, 2021 and 202 0 , respectively.
During the nine months ended September 30, 2021, the Company issued
 32,412
warrants at a fair value of $308 to Silicon Valley Bank with an exercise price of
$1.60.
The warrants allow the holder to acquire the Company’s common stock. Silicon Valley Bank exercised the Series C warrants and they were converted into common stock upon the Closing.
Certain holders of Series C preferred stock exercised their warrants at a nominal amount to purchase
 146,919
shares of the Company’s common stock at a fair value of $891 during the nine months ended September 30, 2021.
Based on the recent rounds of debt financing during the nine months ended September 30, 2021 and the year ended December 31, 2020 and the terms of those debt agreements, current market conditions and the Company’s financial condition, the carrying amounts for Long-term debt and Convertible notes payable approximate fair value. The carrying amounts reported on the Condensed Consolidated Balance Sheets of other assets and liabilities which are considered to be financial instruments approximate fair value based on their short-term nature and current market indicators and are classified as Level 3.

9.	Commitments and Contingencies
Operating Leases
The Company leases office facilities and sites for its ground stations under noncancelable operating leases. These leases expire at various dates through 2029. Rent expense, including ground station leases, for the three and nine months ended September 30, 202
1
was $876 and $2,355, respectively, and for the three and nine months ended September 30, 202
0
was $313 and $1,684, respectively.
Future minimum lease payments under noncancelable operating leases that have initial or remaining noncancelable lease terms greater than one-year
a
s
 of September 30, 2021 are as follows:

Remainder of 2021	$583
2022	2,372
2023	2,353
2024	2,231
2025	2,202
2026 and thereafter	5,062

$14,803

Litigation
At times, the Company is party to various claims and legal actions arising in the normal course of busi
n
ess. Although the ultimate outcome of these matters is not presently determinable, management believes that the resolution of all such pending matters, will not have a material adverse effect on the Company’s business, results of operations, financial condition or cash flows; however, there can be no assurance that the ultimate resolution of these matters will not have a material impact on the Company’s Consolidated Financial Statements in any period.

10.	Stock-Based Compensation
In December 2012, the Company adopted the 2012 Stock Option and Grant Plan (the “Plan”) under which the Company may grant stock options to purchase shares of its common stock to certain employees and nonemployees of the Company. The 2012 Plan was terminated as of the Closing, and accordingly, no additional awards will be granted under the 2012 Plan thereafter.
In connection with the Closing, the Company adopted the 2021 Equity Incentive Plan (the “2021 Plan”) and the 2021 Employee Stock Purchase Plan (“2021 ESPP”). The number of shares available for issuance under the 2021 Plan will be increased on the first day of each fiscal year, beginning on January 1, 2022, in an amount equal to the lesser of (i)
 23,951,000
shares of New Spire Class A Common Stock, (ii) a number of shares of New Spire Class A Common Stock equal to

5%
of the total number of shares of all of New Spire Class A Common Stock outstanding as of the last day of the immediately preceding fiscal year, or (iii) such number of shares of New Spire Class A Common Stock as the Company’s board of directors or its designated committee may determine no later than the last day of the immediately preceding fiscal year.
The 2021 Plan permits the grant of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock, restricted stock units, and performance awards to employees, directors, or consultants under the 2021 Plan. The 2021 ESPP, the Company can grant stock options to employees to purchase shares of Class A common stock at a purchase price which equals to 85% of the lower of (i) the fair market value of common stock on the first trading day of the offering period or (ii) the fair market value of common stock on the exercise date. As of September 30, 2021, 8,869,629 and 3,194,000 shares were available for grant under the 2021 Plan and 2021 ESPP, respectively.

The following table summarizes stock option activity under the Plan, there were no activities under the 2021 Plan for the period ending September 30, 2021:

	Number of Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)
Stock options outstanding at January 1, 2021	19,618,953	$1.78	7.9
Granted	4,676,898	4.90
Exercised	(799,901)	1.33
Forfeited, canceled, or expired	(1,325,349)	2.50

Stock options outstanding at September 30, 2021	22,170,601	2.42	7.5

Vested and expected to vest at September 30, 2021	22,170,601	2.42	7.5
Exercisable at September 30, 2021	10,895,186	1.81	6.1
The Company’s option award quantities and prices prior to the Merger have been retroactively restated to reflect the exchange ratio of approximately
 1.8282
established in the Merger as described in Note 3.
The weighted-average grant date fair value per share of stock options granted was $2.94 for the nine months ended September 30, 2021. The total grant date fair value of stock options vested was $
1,737
during the nine months ended September 30, 2021.
As of September 30, 2021, there was $17,903 of total unrecognized compensation expense expected to be recognized over a weighted average-period of 2.93 years.
The following table summarizes the components of total stock-based compensation expense based on roles and responsibilities of the employees within the Condensed Consolidated Statements of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Cost of revenue	$31	$9	$75	$26
Research and development	590	225	1,843	668
Sales and marketing	550	74	1,278	219
General and administrative	928	223	3,404	538

	$2,099	$531	$6,600	$1,451

11.	Net Loss per Share
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator:
Net loss attributable to common stockholders	$(32,701)	$(7,624)	$(79,261)	$(22,340)

Denominator:
Weighted-average shares of New Spire Class A Common Stock used in computing basic and diluted net loss per share	67,348,269	17,605,469	37,389,424	17,603,874

Basic and diluted net loss per share (New Spire Class A Common Stock)	$(0.49)	$(0.43)	$(2.12)	$(1.27)

The Company has two types of common stock, Class A and Class B. Class B common stock has no economic rights, therefore has been excluded from the computation of basic and diluted net loss per share. The Company’s potential dilutive securities have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted-average number of common shares outstanding used to calculate both basic and diluted net loss per share is the same. The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share for the nine months ended September 30, because including them would have had an anti-dilutive effect:

	September 30,
	2021	2020
Convertible preferred stock (if-converted)	—	42,726,773
Warrants for the purchase of Series C convertible preferred stock (if-converted)	—	146,919
Warrants for the purchase of common stock	—	1,285,078
Convertible notes (if-converted)	—	34,670,225
Stock options to purchase common stock	22,170,601	13,778,549

	22,170,601	92,607,544

12.	Subsequent Events
The Company has evaluated subsequent events and has determined that no adjustments or additional disclosures are necessary to the amounts reported in the accompanying Unaudited Condensed Consolidated Financial Statements, except as disclosed below:
Redemption of EIB Warrants
On October 18, 2021, EIB submitted a notice of cancellation for the remaining 775,966
 EIB warrants (Tranche B). The valuation for settlement of these warrants is based on the VWAP
20-day
trading price method as of October 14, 2021, as stated in the notice of cancellation.
The settlement amount is EUR
7,595.
Tranche A of the EIB Warrants, in respect of which EIB submitted a notice of cancellation on September 24, 2021 (Note 6), and Tranche B of the EIB Warrants were canceled in full in exchange for a total cash amount of EUR
 17,265
,
which was paid to EIB on November 8, 2021. Upon settlement of the warrants, the cash collateral of

$
12,801
will cease to be restricted.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form
10-Q
and the audited consolidated financial statements included in the Proxy Statement/Prospectus/Registration Statement filed with the Securities and Exchange Commission on July 22, 2021. This discussion contains forward-looking statements that involve risks and uncertainties. Factors that could cause or contribute to such differences include those identified below and those discussed in the section titled “Risk Factors” and other sections of this Quarterly Report on Form
10-Q.
Our historical results are not necessarily indicative of the results that may be expected for any period in the future.
Overview
We are a global provider of space-based data and analytics that offers unique datasets and powerful insights about Earth from the ultimate vantage point—space—so organizations can make decisions with confidence, accuracy, and speed. We use a growing multi-purpose satellite constellation to source hard to acquire, valuable data and enrich it with predictive solutions. We then provide this data as a subscription to organizations around the world so they can improve business operations, decrease their environmental footprint, deploy resources for growth and competitive advantage, and mitigate risk. We give commercial and government organizations the competitive advantage they seek to innovate and solve some of the world’s toughest problems with insights from space.
We collect this space-based data through our proprietary constellation of 120 LEMUR (Low Earth
Multi-Use
Receiver) nanosatellites to deliver proprietary data, insights and predictive analytics to customers as a subscription. In September 2021, our fully deployed satellite constellation covered the earth over 200 times per day on average and our global ground station network performed over 2,100 contacts each day on average, reliably and resiliently collecting data with low latency. Our cloud-based data infrastructure processed over six terabytes of data each day on average in September 2021, in creating our proprietary data analytics solutions. We deliver these solutions through an API infrastructure that delivers approximately two terabytes of data each day to our customers. The global data we collect includes data that can only be captured from space with no terrestrial alternatives. We collect this data once and are able to sell it an unlimited number of times across a broad and growing set of industries, including aviation and maritime, with global coverage and near real-time data that can be easily integrated into customer business operations. Our four main solutions comprise: Maritime, Aviation, Weather, and Space Services.
Our platform applies our
value-add
insights and predictive analytics to this proprietary data to create commercially valuable datasets. We offer three data solutions to our customers, which vary in complexity and price and can be delivered in near real-time via our API that can be easily integrated into our customers’ business operations:

•	Maritime : Precise space-based data used for highly accurate ship monitoring, ship safety and route optimization.

•	Aviation : Precise space-based data used for highly accurate aircraft monitoring, aircraft safety and route optimization.

•	Weather : Precise space-based data used for highly accurate weather forecasting.
For each data solution, we have the capability to offer customers a variety of features and additional value. The three forms of data we monetize are:

•	Clean data : Clean and structured data directly off our proprietary nanosatellites;

•	Smart data : Clean data fused with third-party datasets and proprietary analysis to enhance value and provide insights; and

•	Predictive solutions : Big data, AI, and ML algorithms applied to fused data sets to create predictive analytics and insights.
These
value-add
data features allow customers to solve various use cases and provides a path to expand throughout the customer’s relationship.
As our fourth solution, we are also pioneering an innovative business model through our Space Services solution. We provide multiple deliverables to a customer, most commonly when a contract covers multiple phases of the Space Services solution (e.g. development, manufacturing, launch and satellite operations). Our customers can begin receiving data in less than a year after engaging with us through this business model and then receive updated data by entering into a separate subscription agreement if they choose.
Our four main solutions are offered to customers across numerous industries and we not only have the opportunity to upsell within each one, but we also have the opportunity to cross-sell to customers amongst the four solutions.
We provide our solutions to global customers through a subscription model or project-based deliverables. We currently sell directly to end customers and utilize reseller partners to a limited degree.

Highlights from the Three Months Ended September 30, 2021

•	On August 16, 2021, we completed the Merger with NavSight Holdings and received cash proceeds of $236.6 million.

•	Our revenue was $9.6 million during the three months ended September 30, 2021, an increase of 33% from the three months ended September 30, 2020.

•
We entered into a definitive agreement with exactEarth Ltd., a leading provider of global maritime vessel data for ship tracking and maritime situational awareness solutions (“exactEarth”). For more information on this transaction, see Note 1 to our unaudited condensed consolidated financial statements as of September 30, 2021, and for the three and nine months ended September 30, 2021 included in this Quarterly Report on Form 10-Q.

•	ARR increased $8.7 million or 24% from the six months ended June 30, 2021.

•
Signed a number of significant new contracts for our Weather solution, including with EUMETSAT (European Organization for the Exploitation of Meteorological Satellites) and NOAA (National Oceanic and Atmospheric Administration). This data improves our customers’ weather prediction products that serve almost a billion people in countries that represent nearly half of the world’s GDP.

Highlights from the Nine Months Ended September 30, 2021

•	Our revenue was $28.4 million during the nine months ended September 30, 2021, an increase of 34% from the nine months ended September 30, 2020.

•	ARR as of September 30, 2021 of $45.2 million, an increase of 51% from September 30, 2020. For the definition of ARR, see the section titled “— Key Business Metrics .”

•
We had 206 ARR Customers under contract as of September 30, 2021, a 63% increase from the number of ARR Customers under contract as of September 30, 2020. For the definition of ARR Customers, see the section titled “—
Key Business Metrics
.”

•
We had 225 ARR Solution Customers under contract as of September 30, 2021, a 69% increase from the number of ARR Solution Customers under contract as of September 30, 2020. For the definition of ARR Solution Customers, see the section titled “—
Key Business Metrics
.”

COVID-19
Impact
In March 2020, the World Health Organization declared the outbreak of
COVID-19
a pandemic, which continues to spread throughout the United States and the world and has resulted in authorities implementing numerous measures to contain the virus, including travel bans and restrictions, quarantines, shelter-in-place
orders, and business limitations and shutdowns. While we are unable to accurately predict the full impact that the
COVID-19
pandemic will have on our operating results, financial condition, liquidity and cash flows due to numerous uncertainties, including the duration and severity of the pandemic or any resurgences of the pandemic locally or globally, our compliance with these measures has impacted our day-to-day
operations and could continue to disrupt our business and operations, as well as that of certain of our customers whose industries are more severely impacted by these measures, for an indefinite period of time. Through the nine months ended September 30, 2021, we have experienced adverse changes in customer buying behavior that began in March 2020 as a result of the impact of the
COVID-19
pandemic, including decreased customer engagement, delayed sales cycles, and deterioration in near-term demand. In 2021, the Delta variant of
COVID-19
has become the dominant strain in numerous countries around the world, including the United States, and is believed to be more contagious than other previously identified
COVID-19
strains. Despite these headwinds, we experienced an increase in revenue for the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020. As a result of the impact of the
COVID-19
pandemic, we experienced delays and
re-work
due to third party satellite launch providers schedule shifts, delays and increased expenses in our hiring process, some attrition from adjusting company policies due to the
COVID-19
pandemic and additional time and expenses supporting customer contracts.
To support the health and well-being of our employees, customers, partners and communities, many of our employees continue to work remotely. As of October 31, 2021, our employees are permitted to come into the office on a limited basis in accordance with all applicable local, State and Federal guidelines and regulations. Our offices will only remain open to the extent local, state and federal authorities permit us to do so and our own criteria and conditions to ensure employee health and safety are satisfied, including social distancing and enhanced cleaning protocols. While we have developed plans for our employees to begin safely returning to their respective offices, we cannot predict when or how we will be able to completely lift the work from home requirements or other
COVID-19
related restrictions for geographic areas that continue to be significantly impacted by the pandemic or certain other actions taken as part of our business continuity plans, including travel restrictions. We may also have to reinstate work from home requirements in response to further changes in local regulations in connection with developments in the
COVID-19
pandemic. While the adjustments to our operations may result in inefficiencies, delays and additional costs in our solution development, sales, marketing, and customer support efforts, as of the date of this filing, we do not believe our work from home protocol has materially adversely impacted our internal controls, financial reporting systems or our operations.

In response to the ongoing
COVID-19
pandemic, we initially implemented plans to manage our costs. In fiscal year 2020, for part of the year, we temporarily limited the addition of new employees and third-party contracted services, curtailed most travel expenses except where critical to the business, and acted to limit discretionary spending. As we obtained further visibility on the impact of the
COVID-19
pandemic on our business, we lifted some of these limitations to support our growth. Although we continue to monitor the situation and may adjust our current policies as more information and public health guidance become available, the ongoing effects of the
COVID-19
pandemic and/or the precautionary measures that we, our customers and governmental authorities have adopted have resulted in, and could continue to result in, customers not purchasing or renewing our solutions or services, delays or lengthening of our sales cycles, and reductions in average transaction sizes, and could negatively affect our customer success and sales and marketing efforts, or create operational or other challenges, any of which could harm our business and operating results. Because our solutions have future obligations and a portion of that revenue is recognized over time, the effect of the pandemic may not be fully reflected in our operating results until future periods. Our competitors could experience similar or different impacts as a result of the
COVID-19
pandemic, which could result in changes to our competitive landscape. While we have developed and continue to develop plans to help mitigate the negative impact of the pandemic on our business, these efforts may not be effective, and any protracted economic downturn could significantly affect our business and operating results. We will continue to evaluate the nature and extent of the impact of the
COVID-19
pandemic to our business. For additional information regarding the possible impact of the
COVID-19
pandemic on our business, see the section titled “
Risk Factors
.”
Recent Developments
On September 13, 2021, we entered into a definitive agreement with exactEarth and Spire Global Canada Acquisition Corp., an indirect wholly owned subsidiary of Spire Global, Inc. in the providence of British Columbia, Canada, pursuant to which we will acquire exactEarth for an estimated purchase price of approximately $161.2 million, consisting of (i) $103.4 million in cash on hand, and (ii) $57.8 million of shares of our Class A common stock (or approximately 5,234,857 shares), in each case upon the terms and subject to the conditions of the definitive agreement (the "Proposed Acquisition"). The Proposed Acquisition is subject to customary closing conditions, including the receipt of certain regulatory approvals; the approval of the Ontario Superior Court of Justice (Commercial List); the approval by not less than two-thirds
of the votes cast at a special meeting of exactEarth shareholders, which will take place on November 18, 2021; no material adverse effect having occurred in respect of either us or exactEarth; and dissent rights not having been exercised with respect to more than 10% of exactEarth’s outstanding common shares. The Proposed Acquisition is expected to close in the fourth quarter of 2021 or the first quarter of 2022. On October 15, 2021, we amended the definitive agreement to update the Plan of Arrangement to cause consideration that is unclaimed after two years to continue to be administered by the depositary, instead of being returned for further administration by us.
Key Factors Affecting Our Performance
We believe that our current and future performance are dependent on many factors, including, but not limited to, those described below. While these areas present significant opportunity, they also present risks that we must manage to achieve successful results. For additional information about these risks, see the section titled “
Risk Factors.
” If we are unable to address these risks, our business and operating results could be adversely affected.
Expansion of and Further Penetration of Our Customer Base
We employ a “land and expand” business model that focuses on efficiently acquiring new customers (“land”) and then growing our relationships with these customers over time (“expand”). We have the capability to offer customers additional data sets and a variety of enhanced features that potentially grow the value of the services our customers contract with us. Our future revenue growth and our path to profitability are dependent upon our ability to continue to land new customers and then expand adoption of our solutions within their organizations.
We track our progress landing new customers by measuring the number of ARR Solution Customers we have from one fiscal period to the next. For instance, we increased our number of ARR Solution Customers to 225 as of September 30, 2021, from 133 as of September 30, 2020. We track our progress in expanding our customer relationships by measuring our ARR Net Retention Rate. For the definition of ARR Net Retention Rate, see the section titled “—
Key Business Metrics.
” Our ARR Net Retention Rate was 111% for the three months ended September 30, 2021 compared to 159% for the three months ended September 30, 2020. Our ARR Net Retention Rate was 113% for the nine months ended September 30, 2021 compared to 158% for the nine months ended September 30, 2020.
Expansion into New Industries and Geographies
As our solutions have grown, we continue to focus on further penetration of our initial industries including maritime, aviation, logistics and government (civil and defense/intelligence) among others. We believe our technology and solutions give us the ability to also expand into additional industries, including energy, financial services, agriculture, transportation, and insurance, and geographies, including Latin America, Africa, and the Middle East. Our revenue growth is dependent upon our ability to continue to expand into new industries and geographies. The costs associated with these expansions may adversely affect our operating results.

Investment in Growth
We continue investing in growing our business and capitalizing on our market opportunity while balancing the uncertainties from the
COVID-19
pandemic. We intend to continue to add headcount to our global sales and marketing teams to acquire new customers and to increase sales to existing customers and we intend to continue to add headcount to our research and development teams and otherwise invest to improve and innovate our nanosatellite, ground station and data analytics technologies. For the nine months ended September 30, 2021, our spending in research and development increased by $7.3 million, or 50% from the nine months ended September 30, 2020. For the nine months ended September 30, 2021, our sales and marketing expense increased by $7.3 million, or 103% from the nine months ended September 30, 2020. Our total headcount across all functions has increased from 228 employees as of September 30, 2020, to 331 employees as of September 30, 2021. We believe that these investments will contribute to our long-term growth. The costs of these investments may adversely affect our operating results.
Acquisitions
Our business strategy may continue to include, like our recent announcement on September 13, 2021, where we entered into a definitive agreement to acquire exactEarth Ltd., acquiring other complementary solutions, technologies, or businesses that we believe will allow us to reduce the time or costs required to develop new technologies, incorporate enhanced functionality into and complement our existing solution offerings, augment our engineering workforce, and enhance our technological capabilities.
Impact of Foreign Exchange Rates
We report in U.S. dollars, and the functional currency of our foreign operating subsidiaries is the local currency, including the Euro, the British Pound, and the Singapore Dollar. Many of these currencies have strengthened significantly against the U.S. dollar since the three and nine months periods ended September 30, 2020. For the three months ended September 30, 2021, and the nine months ended September 30, 2021, approximately 37% and 46% of our revenues were generated in
non-U.S.
dollar-denominated currencies respectively. This compares to the three months ended September 30, 2021, and the nine months ended September 30, 2021, where approximately 40% and 47% of our revenues were generated in
non-U.S.
dollar-denominated currencies respectively. The financial statements of these subsidiaries are translated into U.S. dollars using exchange rates in effect at each balance sheet date for assets and liabilities and average exchange rates during the period for revenues and expenses. To the extent we experience significant currency fluctuations, our results of operations may be impacted.
Key Business Metrics
We review the following key business metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans, and make strategic decisions:

•	ARR

•	ARR Customers

•	ARR Solution Customers

•	ARR Net Retention Rate
Annual Recurring Revenue
We define ARR as our expected annualized revenue from customers that are under contract with us at the end of the reporting period with a binding and renewable agreement for our subscription solutions, or a customer that has a binding multi-year contract that can range from components of our Space Services solution to a bespoke customer solution. These customers are considered recurring when they have signed a multi-year binding agreement that has a renewable component in the contract or a customer that has multiple contracts that we continue to have under contract over multiple years.
Our ARR growth in the periods presented has been driven by both landing new ARR Customers along with increasing the amount of business with our existing customers. This is reflected in the increase in the total number of ARR Customers as well as ARR Net Retention Rates that have been over 100% for the periods presented. Due in part to the timing of some of our project-based contracts, including when engagements start and stop, our ARR has fluctuated from period to period in the past, and we expect our ARR to fluctuate from period to period in the future. ARR is a leading indicator and accordingly will tend to outpace the revenue impact as we recognize the contract value over time.

The following table summarizes our ARR for each fiscal period end indicated.

(in thousands)	September 30, 2021	September 30, 2020	% Change
ARR	$45,241	$29,975	51%
Number of ARR Customers and ARR Solution Customers
We define an ARR Customer as an entity that has a contract with us, that is either a binding and renewable agreement for our subscription solutions, or a binding multi-year contract as of the measurement date independent of the number of solutions the entity has under contract. All entities that have customer contracts for data trials are excluded from the calculation of ARR Customers. A single organization with separate subsidiaries, segments, or divisions may represent multiple customers, as we treat each entity that is invoiced separately as an individual customer. In cases where customers subscribe to our platform through our reseller partners, each end customer that meets the above definition is counted separately as an ARR Customer.
We define an ARR Solution Customer similarly to an ARR Customer, but we count every solution the customer has with us separately. As a result, the count of ARR Solution Customers exceeds the count of ARR Customers in each year as some customers contract with us for multiple solutions. Our multiple solutions customers are those customers that are under contract for at least two of our solutions: Maritime, Aviation, Weather, and Space Services.
Our ARR Customer and ARR Solution Customer growth in the periods presented have been driven by landing new ARR Customers across our four solutions (Maritime, Aviation, Weather and Space Services) and expanding our geographical footprint, along with having a low number of customers who have chosen not to renew their contracts with us. We believe that our ability to expand our customer base is a key indicator of our market penetration, the growth of our business, and our future potential business opportunities.
The following table summarizes the number of our ARR Customers and ARR Solution Customers for each fiscal period end indicated:

	September 30, 2021	September 30, 2020	% Change
ARR Customers	206	126	63%
ARR Solution Customers	225	133	69%
ARR Net Retention Rate
We calculate our ARR Net Retention Rate for a particular fiscal period end by dividing (i) our ARR from those ARR Customers that were also customers as of the last day of the prior fiscal period end by (ii) the ARR from all customers as of the last day of the prior fiscal period. This calculation measures the overall impact from increases in customer contract value (upsells), the decreases in customer contract value (downsells), and the decreases in customer value resulting from customers that have chosen not to renew their contracts with us.
The following table summarizes our ARR Net Retention Rate for each fiscal period end indicated:

	Three Months Ended			Nine Months Ended
	September 30, 2021	September 30, 2020	% Change	September 30, 2021	September 30, 2020	% Change
ARR Net Retention Rate	111%	159%	(48)%	113%	158%	(45)%
Our ARR Net Retention Rate can be impacted from period to period by large increases or decreases in customer contract value and large decreases in contract value from customers that have chosen not to renew their contracts with us. An ARR Net Retention Rate greater than 100% is an indication that we are growing the value of the solutions our customers are purchasing from us from a fiscal period end versus the prior fiscal period end. An ARR Net Retention Rate less than 100% is an indication that we are reducing the value of the solutions our customers are purchasing from us from a fiscal period end versus the prior fiscal period end. For the three months ended September 30, 2021, and the nine months ended September 30, 2021, our ARR net retention rate was down 48% and 45% respectively. These reductions were driven by the growth in our ARR renewable base, a higher concentration of new customer ARR versus upsell, and delays in a few space services deals causing the contract value to spread over a longer period.

Components of Results of Operations
Revenue
We derive revenue from providing data, insights, and access to our cloud-based technology platform sold on a subscription basis. Some of our customer arrangements include the delivery of specific performance obligations and subsequent customer acceptance of project-based deliverables, which may impact the timing of revenue recognition. Subscription periods for our solutions generally range from one to two years and are typically non-cancelable,
with customers having the right to terminate their agreements only if we materially breach our obligations under the agreement. Our subscription fees are typically billed either monthly or quarterly in advance.
Cost of Revenue
Cost of revenue consists primarily of personnel costs, depreciation, hosted infrastructure and high-power computing costs, and third-party royalty costs associated with delivering our data and services to our customers. Personnel costs are primarily related to the cost of our employees supporting and managing our constellation operations including satellite operations, ground station control and launch management. Costs associated with the manufacture and launch of our satellites, including personnel costs, are capitalized and depreciated upon placement in service, typically over a three-year expected useful life. As satellites reach their expected end of useful life, they are generally replaced with replenishment satellites to maintain our constellation at optimal performance. Costs associated with the acquisition and development of new ground stations, including the bill of materials and labor to install the ground station, are capitalized and depreciated upon placement in service typically over a four-year expected useful life. We anticipate on-going
capital spending to repair and replenish ground stations as they reach their end of useful life to try to keep our ground station network at optimal performance. Our proprietary ground station network is primarily located in third-party locations where we incur lease and other operational charges. Cost of revenue also includes royalties associated with third-party data sets that we integrate into our data solutions.
Operating Expenses
Research and Development
. Research and development expenses consist primarily of employee-related expenses, third-party consulting fees, and computing costs. Our research and development efforts are focused on improving our satellite technology, developing new data sets, developing new algorithms and enhancing our smart and predictive analytics, and enhancing the ease of use and utility of our space-based data solutions.
Sales and Marketing
. Sales and marketing expenses consist primarily of employee-related expenses, sales commissions, marketing and advertising costs, costs incurred in the development of customer relationships, brand development costs and travel-related expenses. Commission costs on new customer contract bookings are considered costs of obtaining customer contracts. Commission costs for multi-year deals are considered contract acquisition costs and are deferred and then amortized over the period of the contract, excluding the last 12 months which are expensed at the beginning of that final period. Commission costs on contracts completed with a term of twelve months or less are expensed in the period incurred.
General and Administrative
. General and administrative expenses consist of employee-related expenses for personnel in our executive, finance and accounting, facilities, legal, human resources, global supply chain, and management information systems functions, as well as other administrative employees. In addition, general and administrative expenses include fees related to third-party legal counsel, fees related to third-party investor relations, fees related to accounting, tax and audit costs, office facilities costs, software subscription costs, and other corporate costs.
Loss on Satellite Deorbit and Launch Failure
. Loss on Satellite Deorbit and Launch Failure consists of the write-off
of the remaining capitalized costs associated with the manufacture and launch of our satellites prior to the end of the satellite’s useful life. We contract with third-party companies to launch, carry, and deploy our LEMUR satellites into space. A loss could result from a third-party launch or deployer failure, a technical failure of the satellite, or the deorbit of a satellite before the end of the satellite’s useful life. A technical failure could include a satellite that is not able to communicate with our network of ground stations or fulfill its intended technical mission for a duration greater than one month. The loss amount is presented net of any insurance claims received. We did not incur any of these expenses in the nine months ended September 30, 2021. We incurred $0.7 million in expenses in the nine months ended September 30, 2020.
Other Income (Expense)
Interest Income
. Interest Income includes interest earned on our cash balances.

Interest Expense
. Interest Expense includes interest costs associated with our promissory and convertible notes, and amortization of deferred financing and debt issuance costs and could include expense associated with changes in the fair value of the embedded debt derivative.
Change in Fair Value of Warrant Liabilities.
Includes
mark-to-market
adjustments to reflect changes in fair value of warrant liabilities.
Other Income (Expense), Net
. Other Income (Expense), Net consists primarily of tax credits, grant income, the impact of foreign exchange gains and losses, benefit from loan forgiveness, loss on debt extinguishment, earnout consideration mark-to-market adjustments and sales and local taxes. We use the local currency as our functional currency for Luxembourg, United Kingdom, and Singapore.
Income Tax Provision
Provision for income taxes consists of federal and certain state income taxes in the United States and income taxes in certain foreign jurisdictions. We do not provide for income taxes on undistributed earnings of our foreign subsidiaries since we intend to invest these earnings outside of the United States permanently. We account for income taxes using the asset and liability method, whereby deferred tax assets and liabilities are recognized based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted rates and laws that will be in effect when the differences are expected to reverse.
Results of Operations
Three Months Ended September 30, 2021, Compared to Three Months Ended September 30, 2020, and Nine Months ended September 30, 2021, Compared to Nine Months Ended September 30, 2020.
The following tables set forth selected consolidated statement of operations data and such data as a percentage of total revenues for each of the periods indicated:

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Revenue	$9,561	$7,184	$28,390	$21,221
Cost of revenue (1)	5,338	2,426	12,393	7,821

Gross profit	4,223	4,758	15,997	13,400

Operating expenses (1) :
Research and development	7,804	5,231	21,913	14,585
Sales and marketing	5,574	2,294	14,369	7,082
General and administrative	8,217	3,110	23,507	8,854
Loss on satellite deorbit and launch failure	—	666	—	666

Total operating expenses	21,595	11,301	59,789	31,187

Loss from operations	(17,372)	(6,543)	(43,792)	(17,787)

Other income (expense):
Interest income	4	—	6	45
Interest expense	(2,392)	(1,522)	(8,267)	(4,479)
Change in fair value of warrant liabilities	(13,353)	—	(23,529)	—
Other income (expense), net	681	636	(2,710)	181

Total other income (expense), net	(15,060)	(886)	(34,500)	(4,253)

Loss before income taxes	(32,432)	(7,429)	(78,292)	(22,040)
Income tax provision	269	195	969	300

Net loss	$(32,701)	$(7,624)	$(79,261)	$(22,340)

(1)	Includes stock-based compensation as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Cost of revenue	$31	$9	$75	$26
Research and development	590	225	1,843	668
Sales and marketing	550	74	1,278	219
General and administrative	928	223	3,404	538

Total stock-based compensation	$2,099	$531	$6,600	$1,452

Revenue

	Three Months Ended			Nine Months Ended
(in thousands)	September 30, 2021	September 30, 2020	% Change	September 30, 2021	September 30, 2020	% Change
Revenue	$9,561	$7,184	33%	$28,390	$21,221	34%
Three Months Ended September 30, 2021, Compared to Three Months Ended September 30, 2020
Total revenue increased $2.4 million, or 33%, driven primarily by the growth in the number of ARR Customers combined with our ARR Net Retention Rate greater than 100%. Our ARR Customers increased 63%, from 126 as of September 30, 2020, to 206 as of September 30, 2021. Our ARR Net Retention Rate was 111% for the three months ended September 30, 2021, which contributed to an increase in revenue from our existing customer base.
For the three months ended September 30, 2021, we derived 50% of our revenue from the Americas, 37% of our revenue from Europe, Middle East, Africa (“EMEA”), and 13% of our revenue from Asia Pacific (“APAC”). For the three months ended September 30, 2020, we derived 39% of our revenue from the Americas, 41% from EMEA, and 20% of our revenue from APAC. For the three months ended September 30, 2021, we derived 51% of our revenue from subscription arrangements. For the three months ended September 30, 2020, we derived 33% of our revenue from subscription arrangements. This percentage mix can fluctuate significantly from period to period driven primarily by the timing of the recognition of project-based deliverables in our contracts, as well as the timing of historical data buys by customers.
For the three months ended September 30, 2021, our increase in the number of ARR Customers and our ARR Net Retention Rate greater than 100% was driven by our increased spending on sales and marketing activities and the geographical expansion of our sales efforts into new countries and/or regions.
Nine Months ended September 30, 2021, Compared to Nine Months Ended September 30, 2020
Total revenue increased $7.2 million, or 34%, driven primarily by the growth in the number of ARR Customers combined with our ARR Net Retention Rate greater than 100%. Our ARR Customers increased 63%, from 126 as of September 30, 2020, to 206 as of September 30, 2021. This growth in new ARR Customers drove $5.9 million or 59% of the fiscal year 2020 revenue growth. Our ARR Net Retention Rate was 113% for the nine months ended September 30, 2021, which contributed to an increase in revenue from our existing customer base. For the nine months ended September 30, 2021, we derived 47% of our revenue from EMEA, 37% of our revenue from the Americas and 16% of our revenue from APAC.
For the nine months ended September 30, 2020, we derived 48% of our revenue from EMEA, 38% of our revenue from the Americas, and 14% of our revenue from APAC. For the nine months ended September 30, 2021, we derived 46% of our revenue from subscription arrangements. For the nine months ended September 30, 2019, we derived 27% of our revenue from subscription arrangements. This percentage mix can fluctuate significantly from period to period driven primarily by the timing of the recognition of project-based deliverables in our contracts, as well as the timing of historical data buys.
For the nine months ended September 30, 2021, our increase in the number of ARR Customers and our ARR Net Retention Rate greater than 100% was driven by our increased spending on sales and marketing activities, the geographical expansion of our sales efforts into new countries and/or regions and the development and rollout of new data solutions.
Over time, we expect the mix of our total revenues in the Americas and APAC to increase with additional sales and marketing focus in those regions.

Cost of Revenue

	Three Months Ended			Nine Months Ended
(in thousands)	September 30, 2021	September 30, 2020	% Change	September 30, 2021	September 30, 2020	% Change
Total cost of revenue	$5,338	$2,426	120%	$12,393	$7,821	58%
Gross profit	$4,223	$4,758	(11)%	$15,997	$13,400	19%
Gross margin	44%	66%	(22)%	56%	63%	(7)%
Headcount (at period end)	22	20	2	22	20	2
Three Months Ended September 30, 2021, Compared to Three Months Ended September 30, 2020
Cost of revenue increased $2.9 million, or 120%, primarily driven by an increase in depreciation expense of $1.0 million, an increase in computing costs of $0.8 million, $0.7 million of space services hardware expenses, and royalties expense growth of $0.4 million. The increase in depreciation was a result of multiple satellites ending their useful life in the three months ending September 30, 2020, while adding 22 new satellites in the subsequent twelve months ending September 30, 2021. The increase in computing costs were driven by higher expenses to support customer growth and some of our weather solutions transitioning from research and development to production. The increase in space services hardware expenses was in support of a strategic customer commitment. The increase in third party royalty costs was driven by an increase in sales activity, resulting in higher payments to third-party data set providers as they augment our data solutions. The net headcount increase had an immaterial impact on change in personnel expense.
Gross margin for the three months ended September 30, 2021, and three months ended September 30, 2020, was 44% and 66%, respectively. The decrease in the three months ended September 30, 2021 gross margin compared to the prior period was driven primarily by higher depreciation, computing expenses, royalties, and strategic customer expenses as described above. This metric can fluctuate significantly from period to period driven primarily by the timing of the revenue as well as the timing of our technology investments to support future revenue. We expect this metric to improve as we continue to scale revenue relative to investment.
Nine Months ended September 30, 2021, Compared to Nine Months Ended September 30, 2020
Cost of revenue increased $4.6 million, or 58%, primarily due to an increase in depreciation expense of $1.8 million, an increase in computing costs of $1.3 million, $0.7 million of space services hardware expenses and an increase in third party royalty costs of $0.6 million. Depreciation expense increased from the prior period driven by continued additions to our constellation. The increase in computing costs were driven by higher expenses to support customer growth and some of our weather solutions transitioning from research and development to production. The increase in space services hardware expenses was in support of a strategic customer commitment. The increase in third party royalty costs was driven by an increase in sales activity, resulting in higher payments to third-party data set providers as they augment our data solutions. The net headcount increase had an immaterial impact on change in personnel expense.
Gross margin for the nine months ended September 30, 2021, and nine months ended September 30, 2020, was 56% and 63%, respectively. The decrease in the nine months ended September 30, 2021 gross margin compared to the prior period was driven primarily by higher depreciation, computing expenses, royalties, and strategic customer expenses as described above. This metric can fluctuate significantly from period to period driven primarily by the timing of the revenue as well as the timing of our technology investments to support future revenue. We expect this metric to improve as we continue to scale revenue relative to investment.
While we expect cost of revenue, including depreciation expenses, royalties, and high-powered computing costs, to increase in absolute dollars as our revenue grows, we expect our cost of revenue as a percentage of revenue to decrease over time as we benefit from the efficiencies of our business model that drive improved operating leverage.
Operating Expenses
Operating expenses consist of our research and development, our sales and marketing, and our general and administrative expenses. As we continue to invest in our growth, including through hiring additional personnel, we expect our operating expenses to increase in absolute dollars as revenue grows in the near term; however, we expect our operating expenses as a percentage of revenue to decrease over time

Research and Development

	Three Months Ended			Nine Months Ended
(in thousands)	September 30, 2021	September 30, 2020	% Change	September 30, 2021	September 30, 2020	% Change
Research and development	$7,804	$5,231	49%	$21,913	$14,585	50%
Percentage of total revenue	82%	73%		77%	69%
Headcount (at period end)	172	125	38%	172	125	38%
Three Months Ended September 30, 2021, Compared to Three Months Ended September 30, 2020
Research and development expenses increased $2.6 million, or 49%, due to an increase in personnel costs of $1.9 million, an increase in third-party services of $0.4 million, and an increase in computing costs of $0.3 million. The increase in personnel costs was driven by growth in headcount during the period. The increase in third-party services was driven by external technical resources required to support new development processes and capabilities. The increase in computing costs were driven by additional testing, modeling, and storage requirements used to develop our new solutions.
Nine Months ended September 30, 2021, Compared to Nine Months Ended September 30, 2020
Research and development expenses increased $7.3 million, or 50%, due to an increase in personnel costs of $5.4 million, an increase in computing costs of $1.1 million, and an increase in third-party services of $0.8 million. The increase in personnel costs was driven by growth in headcount during the period. The increase in computing costs were driven by additional testing, modeling, and storage requirements used to develop our new solutions. The increase in third-party services was driven by external technical resources required to support new development processes and capabilities.
While we expect research and development expenses to increase in absolute dollars in future periods primarily due to higher headcount as we continue to invest in the development of our solutions offerings and new technologies, we expect research and development expenses to decrease as a percentage of revenue in future periods as our revenue growth exceeds our growth in research and development spend.
Sales and Marketing

	Three Months Ended			Nine Months Ended
(in thousands)	September 30, 2021	September 30, 2020	% Change	September 30, 2021	September 30, 2020	% Change
Sales and marketing	$5,574	$2,294	143%	$14,369	$7,082	103%
Percentage of total revenue	58%	32%		51%	33%
Headcount (at period end)	80	44	82%	80	44	82%
Three Months Ended September 30, 2021, Compared to Three Months Ended September 30, 2020
Sales and marketing expenses increased $3.3 million, or 143%, due to an increase in personnel costs of $2.7 million, an increase in marketing and professional services costs of $0.4 million, and other miscellaneous operating expenses of $0.2 million. The increase in personnel costs was driven by growth in our headcount involved in selling activities. The increase in marketing and professional services costs was driven by growth in our expenditures for demand generation, brand awareness and public relations.
Nine Months ended September 30, 2021, Compared to Nine Months Ended September 30, 2020
Sales and marketing expenses increased $7.3 million, or 103%, due to an increase in personnel costs of $5.5 million, an increase in marketing and professional services costs of $1.7 million, and other miscellaneous operating expenses of $0.1 million. The increase in personnel costs was driven by growth in our headcount involved in selling activities. The increase in marketing and professional services costs was driven by growth in our expenditures for demand generation, brand awareness and public relations.
While we expect sales and marketing expenses to continue to grow in absolute dollars in the future, primarily due to increased employee-related expenses as we grow our headcount, to support our sales and marketing efforts and our continued expansion of our sales capacity across our solutions and into new geographical locations, we expect sales and marketing expenses as a percentage of revenue to decrease in future periods as our revenue growth exceeds our growth in sales and marketing spend.

General and Administrative

	Three Months Ended			Nine Months Ended
(in thousands)	September 30, 2021	September 30, 2020	% Change	September 30, 2021	September 30, 2020	% Change
General and administrative	$8,217	$3,110	164%	$23,507	$8,854	165%
Percentage of total revenue	86%	43%		83%	42%
Headcount (at period end)	57	39	46%	57	39	46%
Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020
General and administrative expenses increased $5.1 million, or 164%, due to an increase in professional and consulting fees of $2.6 million, an increase in personnel costs of $1.1 million, an increase in business insurance of $0.8 million, an increase in facilities expenses of $0.5 million, and other miscellaneous operating expenses of $0.1 million. The increase in professional and consulting fees was primarily driven by accounting, legal and other consulting services associated with the Merger and company readiness for going public. The increase in personnel costs was driven by stock-based compensation expense associated with a performance-based equity incentive program as well as overall headcount growth from the previous period. The increase in business insurance was driven by incremental exposure associated with being a public company. The increase in facilities expenses was driven by an increase in office rent driven by expansion into new office space to accommodate our headcount growth.
Nine Months ended September 30, 2021 Compared to Nine Months Ended September 30, 2020
General and administrative expenses increased $14.7 million, or 165%, due to an increase in professional and consulting fees of $8.0 million, an increase in personnel costs of $5.0 million, an increase in business insurance of $0.9 million, an increase in facilities expenses of $0.6 million, and other miscellaneous operating expenses of $0.2 million. The increase in professional and consulting fees was primarily driven by accounting, legal and other consulting services associated with the Merger and company readiness for going public. The increase in personnel costs was driven by stock-based compensation expense associated with a performance-based equity incentive program as well as overall headcount growth from the previous period. The increase in business insurance was driven by incremental exposure associated with being a public company. The increase in facilities expenses was driven by an increase in office rent driven by expansion into new office space to accommodate our headcount growth.
While we expect our general and administrative expenses to continue to grow in absolute dollars in future periods as our employee-related expenses increase to support our revenue growth and we have increased expenses from being a public company, we expect our general and administrative expenses as a percentage of revenue to decrease as revenue growth exceeds our growth in general and administration spend.
Loss on Satellite Deorbit and Launch Failure

	Three Months Ended			Nine Months Ended
(in thousands)	September 30, 2021	September 30, 2020	% Change	September 30, 2021	September 30, 2020	% Change
Loss on satellite deorbit and launch failure	—	$666	*	—	$666	*
Percentage of total revenue	—	9%		—	3%

*	Not meaningful
Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020
In the three months ended September 30, 2021, we experienced no expense in this category.
In the three months ended September 30, 2020, we experienced the loss of two satellites due to a third-party deployment issue associated with a single launch.
Nine Months ended September 30, 2021 Compared to Nine Months Ended September 30, 2020
In the nine months ended September 30, 2021, we experienced no expense in this category.
In the nine months ended September 30, 2020, we experienced the loss of two satellites due to a third-party deployment issue associated with a single launch.

Due to the nature of these events, we cannot predict the magnitude or frequency of future satellite deorbit and launch failure losses. While we sometimes purchase launch insurance when financially practical, the proceeds from these policies will typically only cover a portion of our loss in the event of an unplanned satellite deorbit or launch failure.
Other Income (Expense)

	Three Months Ended			Nine Months Ended
(in thousands)	September 30, 2021	September 30, 2020	% Change	September 30, 2021	September 30, 2020	% Change
Interest income	$4	—	*	$6	$45	(87)%
Interest expense	(2,392)	(1,522)	57%	(8,267)	(4,479)	85%
Change in fair value of warrant liabilities	(13,353)	—	*	(23,529)	—	*
Other income (expense), net	681	636	7%	(2,710)	181	(1,597)%

*	Not meaningful
Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020
Interest income was immaterial.
Interest expense increased $0.9 million, or 57%, primarily as a result of higher interest costs associated with our FP loan facility, including amortization of debt issuance costs, combined with continued accrued interest on our convertible notes prior to the completion of the Merger.
Change in fair value of warrant liabilities increased by $13.4 million, driven by the mark-to-market
adjustment to reflect the fair market valuation of warrants, including the warrants held by EIB and Old NavSight warrant holders prior to the completion of the Merger. Additional information can also be found in Note 8 to our unaudited condensed consolidated financial statements as of September 30, 2021, and for the nine months ended September 30, 2021.
Other income (expense), net was materially unchanged. For the three months ended September 30, 2021, realized and unrealized foreign exchange expense of $0.5 million and $0.1 million of miscellaneous other charges were offset by a $1.3 million credit adjustment to the valuation of the contingent earnout liability. This compares to the three months ended September 30, 2020, where other income (expense), net of $0.6 million was primarily driven by realized and unrealized foreign exchange gains of $0.7 million offset by $0.1 million of miscellaneous other expense.
Nine Months ended September 30, 2021, Compared to Nine Months Ended September 30, 2020
The change in interest income was immaterial.
Interest expense increased $3.8 million, or 85%, primarily as a result of incurring higher interest charges associated with our EIB, Eastward and FP loan facilities, as well as higher accrued interest charges on our convertible notes through the completion of the Merger.
Other income (expense), net increased $2.9 million, or 1597%. This was primarily driven by $5.0 million in debt extinguishment expenses resulting from paying off the EIB Loan and the Eastward Loan Facilities, an increase in realized and unrealized foreign exchange expense of $1.1 million, offset by a $1.7 million gain on extinguishment of debt resulting from the U.S. government’s forgiveness of our PPP loan, a $1.3 million credit for revaluation of the earnout consideration liability, and an increase in tax credits of $0.3 million.
We continue to experience foreign currency fluctuations as we re-measure
foreign currency denominated transactions and balances into the functional currency of the entities in which they are recorded. Our results of operations are subject to fluctuations due to changes in the Euro, British Pound, and Singapore Dollar We may continue to experience favorable or adverse foreign currency exchange impacts due to volatility in these currencies relative to their respective functional currencies.
Income Taxes

	Three Months Ended			Nine Months Ended
(in thousands)	September 30, 2021	September 30, 2020	% Change	September 30, 2021	September 30, 2020	% Change
Income tax provision	$269	$195	38%	$969	$300	223%

Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020
Income tax decreased $0.1 million or 38%, primarily driven by lower income tax in our U.K. subsidiary.
Nine Months ended September 30, 2021 Compared to Nine Months Ended September 30, 2020
Income tax increased $0.7 million, or 223%, primarily driven by higher income tax in our U.K. subsidiary.
Non-GAAP
Financial Measures
We believe that in addition to our results determined in accordance with GAAP, non-GAAP
Adjusted EBITDA is useful in evaluating our business, results of operations, and financial condition. We believe that this non-GAAP
financial measure may be helpful to investors because it provides consistency and comparability with past financial performance and facilitates period to period comparisons of operations, as this eliminates the effects of certain variables from period to period for reasons that we do not believe reflect our underlying business performance. In addition to our GAAP measures, we use this non-GAAP
financial measure internally for budgeting and resource allocation purposes and in analyzing our financial results.
For the reasons set forth below, we believe that excluding the following items provides information that is helpful in understanding our operating results, evaluating our future prospects, comparing our financial results across accounting periods, and comparing our financial results to our peers, many of which provide similar non-GAAP
financial measures:

•
Loss on satellite deorbit and launch failure. We exclude loss on satellite deorbit and launch failure because if there was no loss, the expense would be accounted for as depreciation and would also be excluded as part of our EBITDA calculation.

•	Change in fair value of warrant liabilities. We exclude this as it does not reflect the underlying cash flows or operational results of the business.

•	Other expense, net. We exclude other expense, net because it includes one-time and other items that do not reflect the underlying operational results of our business.

•
Stock-based compensation. We exclude stock-based compensation expenses primarily because they are non-cash
expenses that we exclude from our internal management reporting processes. We also find it useful to exclude these expenses when we assess the appropriate level of various operating expenses and resource allocations when budgeting, planning, and forecasting future periods. Moreover, because of varying available valuation methodologies, subjective assumptions and the variety of award types that companies can use under FASB ASC Topic 718,
Stock Compensation
(“ASC 718”), we believe excluding stock-based compensation expenses allows investors to make meaningful comparisons between our recurring core business operating results and those of other companies.

•
Mergers and acquisition related expenses. We exclude these expenses as these are associated with merger and acquisitions costs that are generally one time in nature and not reflective of the underlying operational results of our business.

•	Other unusual one-time costs. We exclude these as these are generally non-recurring items that do not reflect the on-going operational results of our business.
EBITDA. We define EBITDA as net income (loss), plus depreciation and amortization expense, plus interest expense, and plus the provision for (or minus benefit from) income taxes.
Adjusted EBITDA. We define Adjusted EBITDA as earnings before interest, taxes, depreciation and amortization, further adjusted for loss on satellite deorbit and launch failure, change in fair value of warrant liabilities, other income (expense), net, stock- based compensation, mergers and acquisition-related costs and expenses, and other unusual one-time
costs. We believe Adjusted EBITDA can be useful in providing an understanding of the underlying operating results and trends and an enhanced overall understanding of our financial performance and prospects for the future. While Adjusted EBITDA is not a recognized measure under GAAP, management uses this financial measure to evaluate and forecast business performance. Adjusted EBITDA is not intended to be a measure of liquidity or cash flows from operations or a measure comparable to net income as it does not take into account certain requirements, such as capital expenditures and related depreciation, principal and interest payments, and tax payments. Adjusted EBITDA is not a presentation made in accordance with GAAP, and our use of the term Adjusted EBITDA may vary from the use of similarly titled measures by others in our industry due to the potential inconsistencies in the method of calculation and differences due to items subject to interpretation.
The presentation of
non-GAAP
financial information should not be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP. Investors should read this discussion and analysis of our financial condition and results of operations together with the consolidated financial statements and the related notes thereto also included within.

The following table outlines the reconciliation from net loss to Adjusted EBITDA for the periods indicated:

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Net Loss	$(32,701)	$(7,624)	$(79,261)	$(22,340)
Depreciation and amortization	2,075	1,265	5,615	3,861
Net Interest	2,388	1,522	8,261	4,434
Taxes	269	195	969	300

EBITDA	(27,969)	(4,642)	(64,416)	(13,745)

Loss on satellite deorbit and launch failure	—	666	—	666
Change in fair value of warrant liabilities	13,353	—	23,529	—
Other income (expense), net (1)	(681)	(636)	2,710	(181)
Stock-based compensation (2)	2,099	531	6,600	1,452
Mergers and acquisition related expenses (3)	1,660	—	4,244	—
Other unusual one-time costs (4)	—	—	387	—

Adjusted EBITDA	$(11,538)	$(4,081)	$(26,946)	$(11,808)

(1)
Other expense, net consists primarily of tax credits, grant income, the impact of foreign exchange gains and losses, debt extinguishment net expenses, earnout consideration mark-to-market adjustments and sales and local taxes.

(2)	Represents non-cash expenses related to our incentive compensation program.
(3)	Includes merger and acquisition-related costs associated with the Merger.
(4)	Includes other IPO market assessment expenses.
Limitations on the Use of
Non-GAAP
Financial Measures
There are limitations to using
non-GAAP
financial measures because
non-GAAP
financial measures are not prepared in accordance with GAAP and may be different from non-GAAP
financial measures provided by other companies.
The
non-GAAP
financial measures are limited in value because they exclude certain items that may have a material impact upon our reported financial results. In addition, they are subject to inherent limitations as they reflect the exercise of judgments by management about which items are adjusted to calculate our non-GAAP
financial measures. We compensate for these limitations by analyzing current and future results on a GAAP basis as well as a non-GAAP
basis and also by providing GAAP measures in our public disclosures. Some of these limitations are:

•
although depreciation and amortization are
non-cash
charges, the assets being depreciated and amortized may have to be replaced in the future, and Adjusted EBITDA does not reflect cash capital expenditure requirements for such replacements or for new capital expenditure requirements;

•	Adjusted EBITDA does not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments, on our debt;

•	Adjusted EBITDA do not reflect income tax payments that may represent a reduction in cash available to us; and

•
Adjusted EBITDA does not reflect the loss on satellite deorbit and launch failure and does not reflect the cash capital expenditure requirements for the replacements of lost satellites. While these expenses could occur in a given year, the existence and magnitude of these costs could vary greatly and is unpredictable.

Non-GAAP
financial measures should not be considered in isolation from, or as a substitute for, financial information prepared in accordance with GAAP. We encourage investors and others to review our financial information in its entirety, not to rely on any single financial measure to evaluate our business, and to view our non-GAAP
financial measures in conjunction with the most directly comparable GAAP financial measures.
Liquidity and Capital Resources
Our principal sources of liquidity to fund our operations are from cash and cash equivalents, which totaled $245.8 million as of September 30, 2021, mainly from net proceeds from the Merger (as defined below), borrowings available under the FP Term Loan (as defined below) and the issuance of convertible notes. Of this $245.8 million, approximately $5.7 million was held outside of the United States. These amounts compare to cash and cash equivalents of $15.6 million as of December 31, 2021, of which $5.2 million was held outside of the United States. These amounts are exclusive of restricted cash which totaled $13.2 million as of September 30, 2021, and $0.4 million as of December 31, 2020. The increase in restricted cash of $12.8 million was driven by the EIB warrant arrangement guaranteeing funds availability in the event of warrant cancellation. In October 2021, EIB chose to exercise that cancellation right. For more information on this transaction, see Note 12 to our unaudited condensed consolidated financial statements as of September 30, 2021, and for the three and nine months ended September 30, 2021 included in this Quarterly Report on Form
10-Q.
Since our inception, we have been in an operating cash flow deficit as we have made significant investments in our technology infrastructure, built out our research and development foundation, grown sales and marketing resources to drive revenue, and scaled general and administrative functions to enable operating effectiveness.
During the nine months ended September 30, 2021, we issued additional convertible notes with a cumulative principal amount of $20.0 million, which mature in January and February 2025, respectively. Additionally, we received $1.7 million of forgiveness on our loan from the Small Business Administration Paycheck Protection Program. In April 2021 we entered into the FP Credit Agreement (as defined and further described below), utilizing a portion of those funds to pay-off
our existing credit arrangements with EIB and Eastward. For additional detail regarding the terms associated with our financing arrangements, see Notes 6 and 7 to our unaudited condensed consolidated financial statements as of September 30, 2021, and for the three and nine months ended September 30, 2021 included elsewhere in this Quarterly Report on Form 10-Q.
We expect that our principal sources of liquidity in 2021 will be the proceeds received from the Merger (as defined below), the additional convertible notes issued and the FP Term Loan (as defined below). We believe this will be sufficient to meet our working capital and capital expenditure needs over at least the next 12 months as well as funding for the proposed acquisition of Exact Earth (see Recent Developments). Our future capital requirements will depend on many factors including our growth rate, the timing and extent of spending to support solution development efforts, the expansion of sales and marketing activities, the ongoing investments in technology infrastructure, the introduction of new and enhanced solutions, and the continuing market acceptance of our solutions. From time to time, we may seek additional equity or debt financing to fund capital expenditures, strategic initiatives or investments and our ongoing operations. In the event that we decide, or are required, to seek additional financing from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, financial condition, and results of operations could be adversely affected.
NavSight Merger
On August 16, 2021, we announced that we had closed our Merger with NavSight. As a result, we became a wholly owned subsidiary of NavSight, and NavSight changed its name to “Spire Global, Inc.”
In connection with the Merger, we raised $264.8 million of proceeds including the contribution of $230.0 million of cash held in NavSight’s trust account from its initial public offering, net of redemptions of NavSight public stockholders of $210.2 million, and $245.0 million of cash in connection with the PIPE Investment. The Company incurred $38.7 million of merger and acquisitions costs, consisting of banking, legal, and other professional fees, of which $32.1 million was recorded as a reduction to additional paid-in capital, and the remaining $6.6 million was expensed to general and administrative expenses in the Condensed Consolidated Statements of Operations.
For more details on the Merger, including all equity conversions, please see Note 3 to our unaudited condensed consolidated financial statements as of September 30, 2021, and for the three and nine months ended September 30, 2021 included elsewhere in this Quarterly Report on Form 10-Q.
FP Credit Agreement
We entered into a credit agreement with FP Credit Partners, L.P., as agent for several lenders (the “FP Lenders”) on April 15, 2021 and as amended on May 17, 2021, for a $70,000 term loan (the “FP Term Loan”). Upon funding in May 2021, the FP Term Loan was used (i) to pay off the European Investment Bank (“EIB”) Loan Facility and the Eastward Loan Facility and (ii) to fund working capital and for general corporate purposes. We incurred $12,277 of debt issuance costs relating to the FP Term Loan. As part of the transaction to extinguish the EIB Loan Facility, the Company has reserved $12,801 in a restricted cash account in the event that EIB elects to redeem their warrants. Prior to the closing of the Merger with NavSight, the FP Term Loan bore interest at a rate of 8.50% per annum, payable quarterly in arrears, and we had the option to elect, upon written notice at least five business days in advance of each quarter end, to add all or a portion of the accrued unpaid interest to the outstanding principal amount of the FP Term Loan. Upon the closing of the Merger with NavSight, this election was no longer available. The FP Lenders had the option to elect to convert a portion of their specified contractual return into Spire common stock immediately preceding the closing of the Merger with NavSight, at a conversion price specified in the credit agreement by submitting a notice to convert on or prior to the funding date in May 2021 (the “Conversion Election”). If the FP Lenders had exercised the Conversion Election, and we did not elect to repay the outstanding principal amount of the FP Term Loan at the closing of the Merger with NavSight, then the interest rate would have increased to 9% per annum. However, the FP Lenders did not make the Conversion Election and so the interest rate would have decreased to 4% per annum upon the closing of the Merger with NavSight under the original terms of the FP Term Loan Agreement.
The FP Term Loan includes covenants that limit our ability to, among other things, make investments, dispose of assets, consummate mergers and acquisitions, incur additional indebtedness, grant liens, enter into transactions with affiliates, pay dividends or other distributions without preapproval by FP Credit Partners. We are required to maintain minimum unrestricted cash of at least $15,000 as of each fiscal quarter end, except for the quarter immediately following the first quarter where we report positive EBITDA, until the closing of a qualifying IPO, which includes the Merger. The Company issued an equity grant of 977,723 shares of its Class A common stock with a value of $8,065 to the FP Lenders upon funding of the FP Term Loan.
On August 5, 2021, the Company and FP Lenders executed an amendment (the “FP Amendment”) to the FP Term Loan to modify certain terms. Among other things, the FP Amendment waived the instance of the noncompliance with provisions for the timely notification of the Company’s election to add accrued unpaid interest as of June 30, 2021 to the outstanding principal. The FP Lenders also waived any default interest that would have applied as a result of the noncompliance.

The FP Amendment also reinstated the previously expired Conversion Election and served as formal notice of this election by the FP Lenders. As a result, the FP Lenders received 1,490,769 shares of NewSpire Class A Common Stock. In connection with FP’s exercise of the Conversion Election, the interest rate on the FP Term Loan increased to 9% per annum following the closing of the Merger with NavSight.
We determined that this FP Amendment represents an accounting modification of the original FP Term Loan. In connection with the debt modification accounting, no gain or loss was recorded related to the FP Amendment, and the we capitalized the fair value of $14,803 for the 1,490,769 shares of NewSpire Class A Common Stock issued to the FP Lenders to be amortized over the remaining life of the FP Term Loan as part of the effective yield of the FP Term Loan beginning in the third quarter of 2021.
The FP Term Loan, plus the applicable contractual returns as defined in the credit agreement as amended, matures on April 15, 2026 and is collateralized by substantially all assets of the Company. The Company has the option to prepay the loan in advance of its final maturity, which was subject to a prepayment penalty under the original terms of the FP Term Loan Agreement that varied between $17,500 and $49,000 based on the timing and circumstances of the repayment.
During the nine months ended September 30, 2021, we recognized within Other expense, net on the Condensed Consolidated Statement of Operations, $4,954 as a loss on extinguishment of debt, resulting from paying off the EIB Loan and the Eastward Loan Facilities, and $1,699 as a gain from extinguishment of debt resulting from the U.S. government’s forgiveness of the PPP loan.
Eastward Loan Facility
In December 2020, we entered into a line of credit agreement with Eastward and certain of our subsidiaries as co-borrowers
(the “Eastward Loan Facility”). The agreement provided for a term loan facility in an aggregate principal amount of up to $25.0 million, of which we borrowed $15.0 million. We used the proceeds to prepay existing indebtedness and the remaining proceeds were available to be used for general corporate purposes. In connection with funding the term loan under the FP Credit Agreement, we repaid the outstanding obligations under the Eastward Loan Facility, including a prepayment premium and fees of $0.8 million.
The Eastward Loan Facility bore interest at a rate of 11.75% per annum, payable monthly in arrears. We were also required to pay a commitment fee equal to 1.00% of the principal amount of each term loan borrowing. Following an interest only period of 24 months, the principal amount of each term loan was repayable in 24 equal monthly installments based on an amortization period of 36 months. The outstanding principal amount of each term loan, plus a repayment fee equal to 2.00% of the original $15.0 million principal amount of such term loan, was due and payable 48 months after such borrowing.
Our obligations under the Eastward Loan Facility were guaranteed by certain of our subsidiaries, as determined in accordance with the loan agreement, and were secured by substantially all of our assets and the assets of the co-borrowers.
The loan agreement contained customary affirmative and negative covenants, including covenants that limited our and our subsidiaries’ ability to, among other things, dispose of assets, consummate mergers or acquisitions, incur additional indebtedness, grant liens, pay dividends or other distributions on our capital stock, make investments and enter into transactions with affiliates, subject in each case to customary exceptions and qualifications.
The Eastward Loan Facility included customary events of default, including, among other things, payment defaults, breaches of covenants or representations and warranties, an investor abandonment default, cross- defaults with certain other indebtedness, bankruptcy and insolvency events and judgment defaults, subject to grace periods in certain instances. Upon the occurrence and during the continuance of an event of default, Eastward had the right to declare all or a portion of the outstanding obligations payable by us to be immediately due and payable and exercise other rights and remedies provided for under the loan agreement. Under certain circumstances, a default interest rate would have applied on all obligations during the existence of an event of default under the loan agreement at a per annum rate equal to 5% above the otherwise applicable interest rate.
EIB Loan Facility
In August 2020, we entered into a finance contract with EIB and Spire Global Luxembourg S.a.r.l., as borrower. The finance contract provided for a term loan facility (the “EIB Loan Facility”) in an aggregate principal amount of up to EUR 20.0 million, available in three tranches, of which we borrowed EUR 12.0 million. The proceeds of the term loans were required to be used for our innovation and expansion activities in Luxembourg and potentially other EU countries. In connection with funding the term loan under the FP Credit Agreement, we repaid the outstanding obligations under the EIB Loan Facility, including a prepayment premium of EUR 0.2 million.
The total outstanding principal amount of each tranche was due and payable five years after the borrowing date for such tranche. The initial tranche of EUR 5.0 million did not accrue interest. The second tranche of EUR 7.0 million accrued interest at a rate equal to EURIBOR plus 5.00% per annum, payable quarterly in arrears. If borrowed, the third tranche of EUR 8.0 million would have accrued interest at a rate equal to EURIBOR plus 10.0% per annum, payable quarterly in arrears. We were also required to pay a commitment fee equal to 1.00% per annum of the undrawn term loan commitments from the one-year
anniversary of the finance contract through the expiration of the commitments in January 2023.

Our obligations under the finance contract were guaranteed by our material subsidiaries, as determined in accordance with the finance contract, and were secured by substantially all of our assets and the assets of the borrower. The finance contract contained customary affirmative and negative covenants, including covenants that limited our and our subsidiaries’ ability to, among other things, dispose of assets, consummate mergers or acquisitions, make investments, incur additional indebtedness, grant liens or pay dividends or other distributions on our capital stock, subject in each case to customary exceptions and qualifications.
The finance contract included customary events of default, including, among other things, payment defaults, breaches of covenants or representations and warranties, cross-defaults with certain other indebtedness, bankruptcy and insolvency events and a material adverse change event of default, subject to grace periods in certain instances. Upon the occurrence and during the continuance of an event of default, EIB had the right to declare all or a portion of the outstanding obligations to be immediately due and payable and exercise other rights and remedies provided for under the finance contract. Under certain circumstances, a default interest rate would have applied on all obligations during the existence of an event of default under the finance contract at a per annum rate equal to 2% above the otherwise applicable interest rate.
Under the terms of the EIB finance contract, on August 20, 2020, we issued to EIB a warrant exercisable for 454,899 shares (Tranche A) of Old Spire Common Stock at a price of $0.0001 per share. Upon completion of the merger the exercisable share count converted to 775,966. On October 29, 2020, we issued to EIB an additional warrant exercisable for 454,899 shares (Tranche B) of Old Spire Common Stock at a price of $0.0001 per share. Upon completion of the merger the exercisable share count converted to 775,966. Each such warrant includes a put option, whereby EIB has the right to have us repurchase the warrants by paying EIB an amount equal to the then-current fair market value of the shares of Old Spire Common Stock for which the warrants are exercisable. The amount that we are required to pay upon the exercise of the put option is subject to a purchase price cap of EUR 10.0 million for each warrant. Our obligations in connection with the put options under the warrants are secured by a lien in favor of EIB on $12.8 million of restricted cash, which amount may be reduced in the event EIB partially exercises the warrants. In September 2021, EIB submitted a notice of cancellation for the 775,966 EIB warrants (Tranche A). The expected settlement amount is EUR 9.7 million In October 2021, EIB submitted a notice of cancellation for the remaining 775,966 EIB warrants (Tranche B). The expected settlement amount is EUR 7.6 million. Tranche A and Tranche B were paid to EIB on November 8, 2021. Upon settlement of the warrants, the restricted cash of $12,801 collateral will be removed. For more information, see Notes 6 and 12 to our unaudited condensed consolidated financial statements as of September 30, 2021, and for the nine months ended September 30, 2021.
Convertible Notes
From July 2019 through October 2020, we issued and sold subordinated convertible promissory notes in the aggregate principal amount of $42.9 million (the “2019 Spire Notes”). In May 2021, we agreed with the holders of the 2019 Spire Notes to extend the maturity date of all convertible promissory notes outstanding at December 31, 2020 from January 29, 2022 to July 31, 2022. From January 2021 through February 2021, we issued and sold subordinated convertible promissory notes in the aggregate principal amount of $20.0 million, which mature four years from the date of issuance (the “2021 Spire Notes”). The 2019 Spire Notes and the 2021 Spire Notes accrued interest at a rate of 8.0% per annum and converted into shares of our common stock in connection with the Closing, so they are no longer outstanding.

The following table summarizes our net cash used in operating activities, net cash used in investing activities, and net cash provided by financing activities for the periods indicated:

	Nine Months Ended
(in thousands)	September 30, 2021	September 30, 2020
Net cash used in operating activities	$(40,008)	$(8,420)
Net cash used in investing activities	(9,449)	(8,307)
Net cash provided by financing activities	291,367	3,165
Cash Flows from Operating Activities
Our largest source of operating cash inflows is cash collections from our customers. Our primary uses of cash from operating activities are for employee-related expenditures, expenses related to our technology infrastructure, expenses related to our computing infrastructure (including compute power, database storage and content delivery costs), building infrastructure costs (including leases for office space), fees for third-party services, and marketing program costs.
Nine Months ended September 30, 2021 Compared to Nine Months Ended September 30, 2020
Net cash used in operating activities in nine months ended September 30, 2021, was $40.0 million. This reflected our net loss of $79.3 million, adjustments for non-cash
items of $41.5 million, and a net decrease of $2.2 million driven by changes in operating assets and liabilities.
Non-cash
items primarily included $23.5 million for change in fair value of warrant liability, $6.6 million of stock-based compensation expense, $5.6 million of depreciation and amortization expense, $2.1 million of non-cash
interest and financing related costs associated with our convertible and promissory notes, $2.6 million of amortized debt issuance expense, $2.3 million for loss on extinguishment of debt, offset by $1.3 million for change in fair value of earnout consideration. The net decrease driven by operating assets and liabilities primarily included an increase of $7.4 million in other current assets, an increase of $2.9 million in accounts receivable, and decrease in contract assets of $0.3 million. This was offset by an increase of $2.4 million in contract liabilities, an increase in accrued wages and other accrued expenses of $1.8 million, an increase in accounts payable of $1.1 million, and a net increase in other long-term assets and liabilities of $2.9 million.
Net cash used in operating activities in nine months ended September 30, 2020, was $8.4 million. This reflected our net loss of $22.3 million, adjustments for non-cash
items of $9.0 million, and a net increase of $4.9 million driven by changes in operating assets and liabilities.
Non-cash
items primarily included $3.9 million of depreciation and amortization expense, $3.3 million of non-cash
interest and financing related costs associated with our convertible and promissory notes, $1.5 million of stock-based compensation expense, $0.2 million of amortized debt issuance expense and $0.2 million of deferred income tax liabilities. The net increase driven by operating assets and liabilities primarily included an increase of $3.4 million in contract liabilities, an increase in accrued wages and other accrued expenses of $1.6 million, an increase in accounts payable of $1.2 million, and a decrease of $0.5 million in accounts receivable. This was offset by a net decrease in other long-term assets and liabilities of $0.7 million, decrease in contract assets of 0.6 million, and an increase of $0.5 million in other current assets.
Cash Flows from Investing Activities
The cash flows from investing activities primarily relate to cash used for the acquisition, development, and deployment of capital assets, including satellites, ground stations, machinery and equipment and furniture, computer equipment and software, and leasehold improvements.
Nine Months ended September 30, 2021 Compared to Nine Months Ended September 30, 2020
Net cash used in investing activities in nine months ended September 30, 2021, was $9.4 million. This was primarily driven by $7.3 million of investment in our technology infrastructure as well as $2.0 million for leasehold improvements, furniture, computer equipment, and machinery equipment.
Net cash used in investing activities in nine months ended September 30, 2020, was $8.3 million. This was primarily driven by $7.8 million of investment in our technology infrastructure as well as $0.5 million for leasehold improvements, furniture, computer equipment, and machinery equipment.
Cash Flows from Financing Activities
The cash flows from financing activities relate primarily to debt and convertible note financings and the PPP loan.

Nine Months ended September 30, 2021 Compared to Nine Months Ended September 30, 2020
Net cash provided by financing activities in nine months ended September 30, 2021, was $291.4 million. This was primarily driven by $264.8 million of proceeds from the Merger, $70.0 million of proceeds from the FP loan transaction, $20.0 million of proceeds from the issuance of convertible notes, and $1.1 million of proceeds from the exercise of stock options, offset by payments of $30.6 million for merger and acquisitions costs related to the reverse recapitalization, repayments of $29.6 million to EIB and Eastward Capital, and payments of $4.3 million for debt issuance costs related to the FP loan.
Net cash provided by financing activities in nine months ended September 30, 2020, was $3.2 million. This was driven by $7.6 million of proceeds from long-term debt and $0.3 million of proceeds from issuance of convertible notes payable, offset by $4.5 million payments on long-term debt and 0.2 million for payment of debt issuance costs.
For additional information regarding the terms of our credit facilities and notes, see Notes 6, 7, 8, and 12 to our unaudited condensed consolidated financial statements as of September 30, 2021, and for the nine months ended September 30, 2021.
Critical Accounting Policies and Estimates
Our consolidated financial statements are prepared in accordance with GAAP. In the preparation of these consolidated financial statements, we are required to make certain estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses and related disclosures. On an ongoing basis, we evaluate our estimates and assumptions. Our actual results may differ from these estimates under different assumptions or conditions.
We believe that of our significant accounting policies, which are described in the notes to the consolidated financial statements, the following accounting policies involve a greater degree of judgment and estimates. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our consolidated financial condition and results of operations.
Other than the policies noted in Part I, Item 1, Note 2, “Summary of Significant Accounting Policies,” in the Company’s notes to condensed consolidated financial statements in this Quarterly Report on Form 10-Q, there have been no material changes to its critical accounting policies and estimates as compared to those disclosed in its audited consolidated financial statements as of December 31, 2020 and 2019 and for the years ended December 31, 2020 and 2019.

Accounting Pronouncements Recently Adopted and Not Yet Adopted
See Note 2 to our unaudited condensed consolidated financial statements as of September 30, 2021, and for the three and nine months ended September 30, 2021 included in this Quarterly Report on Form 10-Q.
Emerging Growth Company Status
We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. We have elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that we are (i) no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our consolidated financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates.

Smaller Reporting Company Status
Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation
S-K.
Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (i) the market value of our common stock held by non-affiliates
exceeds $250 million as of the prior June 30, or (ii) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our common stock held by non-affiliates
exceeds $700 million as of the prior June 30.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Foreign currency exchange risk
Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro, British Pound Sterling and Singapore Dollar, and may be adversely affected in the future due to changes in foreign currency exchange rates. We continue to experience foreign currency fluctuations primarily due to the periodic re-measurement
of our foreign currency monetary account balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. Changes in exchange rates may negatively affect our revenue and other operating results as expressed in U.S. dollars. We do not currently engage in foreign exchange hedging contracts. As we continue to expand our international presence, we will assess options for mitigating foreign exchange risk.
We have experienced and will continue to experience fluctuations in our net loss as a result of gains or losses related to revaluing certain asset and current liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. For the three months ended September 30, 2021, we had a realized and unrealized net loss of $0.5 million. For the three months ended September 30, 2020, we had a realized and unrealized net gain of $0.7 million. For the nine months ended September 30, 2021, we had a realized and unrealized net loss of $1.1 million. For the nine months ended September 30, 2020, we had an immaterial realized and unrealized net gain. A hypothetical 10% strengthening or weakening of the U.S. dollar relative to the currencies in which our revenue and expenses are denominated would have resulted in an increase or decrease, respectively, in our reported three months ended September 30, 2021, pre-tax
loss of approximately $0.6 million and in our reported nine months ended September 30, 2021 pre-tax
loss of approximately $1.4 million.
Interest rate sensitivity
We had cash and cash equivalents totaling $245.8 million as of the nine months ended September 30, 2021. This amount was held primarily in demand deposit accounts. The cash and cash equivalents are held for working capital purposes or strategic investment purposes. We do not enter into investments for trading or speculative purposes. As of the nine months ended September 30, 2021, the FP Term Loan had a fixed rate of 9.0% with no exposure to interest rate fluctuations.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2021 due to the material weaknesses in our internal control over financial reporting as described further below.
Material Weaknesses in Internal Control over Financial Reporting
We have identified material weaknesses in our internal control over financial reporting. We did not design and maintain an effective control environment commensurate with the financial reporting requirements of a public company. Specifically, we lacked a sufficient number of professionals with an appropriate level of internal controls and accounting knowledge, training, and experience to appropriately analyze, record and disclose accounting matters timely and accurately. Additionally, the lack of a sufficient number of professionals resulted in an inability to consistently establish appropriate authorities and responsibilities in pursuit of our financial reporting objectives, as demonstrated by, amongst other things, insufficient segregation of duties in our finance and accounting functions. This material weakness contributed to the following additional material weaknesses:

(i)
We did not design and maintain an effective risk assessment process at a precise enough level to identify new and evolving risks of material misstatement in our financial statements. Specifically, changes to existing controls or the implementation of new controls have not been sufficient to respond to changes to the risks of material misstatement in the financial statements.

(ii)
We did not design and maintain effective controls over the segregation of duties related to journal entries and account reconciliations. Specifically, certain personnel have the ability to both (a) create and post journal entries within our general ledger system, and (b) prepare and review account reconciliations.

The material weaknesses above resulted in certain immaterial audit adjustments, which were recorded prior to the issuance of the consolidated financial statements as of and for the year ended December 31, 2020. Additionally, these material weaknesses could result in a misstatement of substantially all of our accounts or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

(iii)
We did not design and maintain effective controls related to the identification of and accounting for certain non-routine, unusual or complex transactions, including the proper application of GAAP of such transactions. Specifically, we did not design and maintain controls to timely identify and account for warrant instruments. This material weakness resulted in the restatement of the previously issued financial statements of NavSight related to adjustments to warrant liabilities and equity.

Additionally, these material weaknesses could result in a misstatement of substantially all of our accounts or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

(iv)
We did not design and maintain effective controls over certain information technology (“IT”) general controls for information systems that are relevant to the preparation of our financial statements. Specifically, we did not design and maintain:

(a)	user access controls to ensure appropriate segregation of duties and that adequately restrict user and privileged access to financial applications, programs, and data to appropriate company personnel;

(b)
program change management controls for our financial systems to ensure that IT program and data changes affecting financial IT applications and underlying accounting records are identified, tested, authorized, and implemented appropriately; and

(c)	testing and approval controls for program development to ensure that new software development is aligned with business and IT requirements.
These IT deficiencies did not result in a misstatement to the financial statements, however, the deficiencies, when aggregated, could impact our ability to maintain effective segregation of duties, as well as the effectiveness of IT-dependent controls (such as automated controls that address the risk of material misstatement to one or more assertions, along with the IT controls and underlying data that support the effectiveness of system-generated data and reports) that could result in misstatements potentially impacting all financial statement accounts and disclosures that would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected. Accordingly, management has determined these deficiencies in the aggregate constitute a material weakness.
Remediation Plan
We will take certain measures to remediate these material weaknesses described above, including the following:

(i)
We are in the process of hiring additional accounting and IT personnel, to bolster our reporting, technical accounting, and IT capabilities. Additionally, we are in the process of establishing appropriate authorities and responsibilities, including segregation of duties, in pursuit of our financial reporting objectives.

(ii)
We engaged a third party to assist in designing and implementing controls, including controls to ensure appropriate segregation of duties related to journal entries and account reconciliations. We are still in the process of completing the design and implementation of controls related to journal entries and account reconciliations.

(iii)
We plan to design and implement controls to timely identify and account for non-routine, unusual or complex transactions, including controls over the preparation and review of accounting memoranda addressing these matters.

(iv)	We plan to design and implement a formal risk assessment process to identify and evaluate changes in our business and the impact on our internal controls.

(v)
We plan to design and implement IT general controls, including controls over the review and update of user access rights and privileges, change management, and program development approvals and testing.

While these actions and planned actions are subject to ongoing management evaluation and will require validation and testing of the design and operating effectiveness of internal controls over a sustained period, we are committed to continuous improvement and will continue to diligently review our internal control over financial reporting. The material weaknesses will not be considered remediated until management completes the design and implementation of the measures described above and the controls operate for a sufficient period of time and management has concluded, through testing, that these controls are effective.
Limitations on Effectiveness of Controls and Procedures
Our management, including our Principal Executive Officer and Principal Financial Officer, do not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Due to inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2021 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
From time to time, we are involved in various legal proceedings arising from the normal course of business activities. For example, on April 5, 2021, we received a letter from the counsel for Carl Harris, a former employee, alleging that Mr. Harris’s failure to exercise his stock options in early 2020 was induced by our improper conduct, and requested that we reinstate Mr. Harris’s stock options. We maintain that Mr. Harris’s information requests were improper and deficient as a matter of Delaware law. We responded to Mr. Harris’ counsel to this effect on April 16, 2021. On May 10, 2021, Mr. Harris filed a complaint regarding this matter in the Superior Court of California, claiming consequential damages of $3,000,000 as well as punitive damages, restitution, costs and expenses, and interest. We accepted service of the state court complaint on May 28, 2021 and subsequently removed the matter to federal court. The parties have agreed to complete non-binding arbitration by February 2022. We believe we have strong defenses on the merits to Mr. Harris’ claims.
Other than as described above, we are not currently a party to any legal proceedings that, if determined adversely to us, would, in our opinion, have a material adverse effect on our business, results of operations, financial condition, or cash flows. Future litigation may be necessary to defend ourselves, our partners, and our customers by determining the scope, enforceability, and validity of third-party proprietary rights, or to establish our proprietary rights. The results of any current or future litigation cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.
Item 1A. Risk Factors.
Investing in our Class A common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Quarterly Report on
Form 10-Q,
including the sections titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our condensed consolidated financial statements and related notes, before making a decision to invest in our Class A common stock. Our business, financial condition, results of operations, or prospects could also be harmed by risks and uncertainties not currently known to us or that we currently do not believe are material. If any of the risks actually occur, our business, financial condition, results of operations, and prospects could be adversely affected. In that event, the market price of our Class A common stock could decline, and you could lose part or all of your investment.
Summary Risk Factors

•	Our revenue growth rate and financial performance in recent periods may not be indicative of future performance.

•	We have a history of net losses and may not be able to achieve or maintain profitability in the future.

•	Our results of operations vary and are unpredictable from period to period, which could cause the market price of our common stock to decline.

•	The global COVID-19 pandemic has harmed and could continue to harm our business, financial condition, and results of operations.

•
Satellites use highly complex technology and operate in the harsh environment of space and therefore are subject to significant operational risks, including exposure to space debris and other spacecraft, while in orbit.

•	Our contracts with government entities are subject to a number of uncertainties.

•
Our satellites and platform could fail to perform or perform at reduced levels of service because of technological malfunctions, satellite failures or deficiencies, or other performance failures, which would seriously harm our reputation, business, financial condition, and results of operations.

•	Satellites are subject to construction and launch delays, launch failures, damage or destruction during launch, the occurrence of which can materially and adversely affect our operations.

•	We face intense competition and could face pricing pressure from, and lose market share to, our competitors, which would adversely affect our business, financial condition, and results of operations.

•
Rapid and significant technological changes in the satellite industry or the introduction of a new service solution to the market that reduces or eliminates our service performance advantage may harm our business, financial condition, and results of operations.

•
We may fail to cost-effectively acquire new customers or obtain renewals, upgrades, or expansions from our existing customers, which would adversely affect our business, financial condition, and results of operations.

•	The markets for our offerings are evolving, and our future success depends on the growth of these markets and our ability to adapt, keep pace, and respond effectively to evolving markets.

•
We rely on third parties for our supply of certain of our data, equipment, satellite components software, and operational services to manage and operate our business, and any failure or interruption with these third parties could adversely affect our business, financial condition, and results of operations.

•
We manufacture our satellites
in-house
at a single manufacturing facility in the United Kingdom. Any impairment to our manufacturing facility could cause us to incur additional costs and delays in the production and launch of our satellites which would materially affect our business, financial condition, and results of operations.

•
We are dependent on third parties to launch our satellites into space, and any launch delay, malfunction, or failure could have a material adverse impact to our business, financial condition, and results of operations.

•
We incorporate technology and terrestrial data sets from third parties into our platform, and our inability to maintain rights and access to such technology and data sets would harm our business and results of operations.

•	The rapidly evolving framework of privacy, data protection, data transfers, or other laws or regulations worldwide may limit the use and adoption of our services and adversely affect our business.

•
We rely on Amazon Web Services to deliver our platform to our customers, and any disruption of, or interference with, our use of Amazon Web Services could adversely affect our business, financial condition, and results of operations.

•
Our business is subject to a wide range of laws and regulations, many of which are evolving, and failure to comply with such laws and regulations could harm our business, financial condition, and results of operations.

•
Our ability to obtain or maintain licensing authorization for our platform is subject to government rules and processes which can cause delays or failures in obtaining authorizations requested. Further, regulators may adopt new rules and regulations which could impose new requirements impacting our business, financial condition, and results of operations
.
If we do not maintain regulatory authorizations for our existing satellites, associated ground facilities and terminals, services we provide, or obtain authorizations for our future satellites, associated ground facilities and terminals, and services we provide, we may not be able to operate our existing satellites or expand our operations.

•
We are subject to domestic and international governmental export and import controls that would impair our ability to compete in international markets or subject us to liability if we are not in compliance with applicable laws or if we do not secure or maintain the required export authorizations.

•
We identified material weaknesses in our internal control over financial reporting. If we are unable to remediate these material weaknesses, or if we identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, it may result in material misstatements of our consolidated financial statements or cause us to fail to meet our periodic reporting obligations, which may adversely affect our business, financial condition, and results of operations.

•	We have substantial indebtedness under our credit facility and our obligations thereunder may limit our operational flexibility or otherwise adversely affect our financial condition.

•
The dual class structure of our common stock has the effect of concentrating voting power with the Founders, which will limit an investor’s ability to influence the outcome of important transactions, including a change in control. Additionally, two of the Founders, Peter Platzer and Theresa Condor, are husband and wife, which may further concentrate the influence of the Founders and further limit an investor’s ability to influence the company.

Risks Related to Our Industry and Business
Our revenue growth rate and financial performance in recent periods may not be indicative of future performance.
We have grown over recent periods, and therefore our revenue growth rate and financial performance should not be considered indicative of our future performance. For example, our revenue was $9.6 million and $7.2 million for the three months ended September 30, 2021 and 2020, respectively, and $28.4 million and $21.2 million for the nine months ended September 30, 2021 and 2020, respectively, and $28.5 million and $18.5 million for the years ended December 31, 2020 and 2019, respectively. In addition, due to the
COVID-19
pandemic, our revenue and other results of operations have been negatively impacted. The circumstances that have impacted the growth of our business stemming from the effects of the
COVID-19
pandemic may continue in the future, and the growth rates in revenue may decline in future periods. You should not rely on our revenue for any previous quarterly or annual period as any indication of our revenue or revenue growth in future periods. As we grow our business, we expect our revenue growth rates to decline compared to prior fiscal years due to a number of reasons, which may include more challenging comparisons to prior periods as our revenue grows, slowing demand for our platform, increasing competition, a decrease in the growth of our overall market or market saturation, and our failure to capitalize on growth opportunities.

We may fail to effectively manage our growth, which would adversely affect our business, financial condition, and results of operations.
We are a rapidly growing company, and our future growth depends, in part, on our ability to manage our growth successfully. For example, the number of Annual Recurring Revenue (“ARR”) Customers was 206 as of September 30, 2021, increased from 126 as of September 30, 2020. To effectively manage this growth, we will need to continue to improve and expand our operating and administrative systems, financial infrastructure, financial controls, technological operations infrastructure, and our internal IT systems, which we may not be able to do efficiently in a timely manner, or at all. To do so, we may seek to deploy products and services from third-party providers, which may not be available on commercially reasonable terms, or at all, and may not perform to our expectations. For the definition of ARR and ARR Customers, see the section titled “
Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Business Metrics
.”
Our ability to manage our growth will also depend in large part upon a number of other factors, including our ability to rapidly attract and retain qualified technical personnel in order to continue to develop reliable and flexible solutions and services that respond to evolving customer needs and improve and expand our sales team to keep customers informed regarding the key selling points and features of our platform. We must also successfully implement our sales and marketing strategy and respond to competitive developments.
Any future growth would add complexity to our organization and require effective coordination across our organization. Because our operations are geographically diverse and increasingly complex, our personnel resources and infrastructure could become strained, and our reputation in the market and our ability to successfully manage and grow our business may be adversely affected. The complex nature of our Space Services business and the expansion of our platform, services, and customer base have placed increased demands on our management and operations, and further growth, if any, may place additional strains on our resources in the future. If we are unable to effectively manage our growth, our business, financial condition, and results of operations would be adversely affected.
We have a history of net losses and may not be able to achieve or maintain profitability in the future.
We have incurred net losses since our inception, and we expect to continue to incur net losses in the near future. We incurred net losses of $79 million for the nine months ended September 30, 2021, and $22 million for the nine months ended September 30, 2020. We expect our operating expenses to increase significantly over the next several years, as we continue to hire additional personnel, particularly in sales and marketing and research and development, expand our operations and infrastructure, both domestically and internationally, and continue to develop our platform’s features. These efforts may be more costly than we may expect and may not result in increased revenue or growth in our business. In addition to the expected costs to grow our business, we also will significantly increase legal, accounting, and other expenses as a public company. Any failure to increase our revenue sufficiently to offset the increases in our operating expenses will limit our ability to achieve or maintain profitability in the future. Further, if we are unable to successfully address these risks and challenges as we encounter them, our business, financial condition, and results of operations could be adversely affected.
Our results of operations vary and are unpredictable from period to period, which could cause the market price of our common stock to decline.
Our results of operations may fluctuate from period to period as a result of a number of factors, many of which are outside of our control and may be difficult to predict. Some of the factors that may cause our results of operations to fluctuate from period to period include:

•	our ability to attract new customers, retain existing customers, and expand the adoption of our platform, particularly to our largest customers;

•	market acceptance and the level of demand for our platform;

•	the quality and level of the execution of our business strategy and operating plan;

•	the effectiveness of our sales and marketing programs;

•	the competitive conditions in the industry, including consolidation within the industry, strategic initiatives by us or by competitors, or introduction of new services by us or our competitors;

•	the length of our sales cycle, including the timing of upgrades or renewals;

•	the cost and availability of components, including any changes to our supply or manufacturing partners;

•	the volume of sales generated by subscription sales as opposed to project-based services;

•	service outages or security breaches or incidents and any related occurrences could impact our reputation;

•
limited availability of appropriate launch windows, satellite damage or destruction during launch, launch failures, incorrect orbital placement of satellites, or losses due to satellites otherwise deorbiting prior to the end of their useful life;

•	trade protection measures, such as tariffs or duties;

•	our ability to successfully expand internationally and penetrate key markets;

•	our ability to develop and respond to new technologies;

•	increases in and the timing of operating expenses that we may incur to grow our operations and to remain competitive;

•	pricing pressure as a result of competition or otherwise;

•
delays in our sales cycle, decreases in sales to new customers, and reductions in upselling and cross-selling to existing customers due to the impact on global business and data spending as a result of the
COVID-19
pandemic;

•	the implementation of cost-saving activities as a result of the COVID-19 pandemic;

•	the impact and costs, including those with respect to integration, related to the acquisition of businesses, talent, technologies, or intellectual property rights;

•	changes in the legislative or regulatory environment;

•	adverse litigation judgments, settlements, or other litigation-related costs; and

•	general economic conditions in either domestic or international markets, including currency exchange rate fluctuations and geopolitical uncertainty and instability.
Any one or more of the factors above may result in significant fluctuations in our results of operations. We also intend to continue to invest significantly to grow our business in the near future rather than optimizing for profitability or cash flows. In addition, our quarterly results of operations may fluctuate from quarter to quarter depending on customer buying habits, and whether they are purchasing a subscription or a project-based data solution. The timing of customer acceptance on project-based deliverables may impact or delay our recognition of revenue from such projects. The variability of our results of operations or other operating estimates could result in our failure to meet our expectations or those of securities analysts or investors.
If we fail to meet or exceed such expectations for these or any other reasons, the market price of our common stock could decline and we could face costly lawsuits, including securities class action suits.
The global
COVID-19
pandemic has harmed and could continue to harm our business, financial condition, and results of operations.
The
COVID-19
pandemic and efforts to control its spread have significantly curtailed the movement of people, goods, and services worldwide, including in the geographic areas in which we conduct our business operations and from which we generate our revenue. It has also caused extreme societal, economic, and financial market volatility, resulting in business shutdowns and potentially leading to a global economic downturn. The magnitude and duration of the resulting decline in business activity cannot currently be estimated with any degree of certainty and the decline has had several effects on our business and results of operations, including, among other things:

•
negatively impacting global data spending, which has adversely affected demand and may continue to adversely affect demand for our platform, caused potential customers to delay or forgo purchases of project-based services or subscriptions to our platform, and caused some existing customers to fail to renew subscriptions, defer their renewal, reduce their usage, or fail to expand their usage of our platform within their business;

•	disrupting our supply chain for the manufacturing and launch of our satellites, delaying our ability to launch new satellites, and limiting our ability to perform maintenance on our ground stations;

•	slowing our recruiting, hiring, and onboarding processes, and

•
adjusting company policies for areas like working from home, mask requirements, testing requirements or mandatory vaccinations based on government requirements or management decisions resulting in employee attrition and increased spending;

•
restricting our sales operations and marketing efforts, including limiting the ability of our sales force to travel to existing customers and potential customers, and reducing the effectiveness of such efforts in some cases.

The
COVID-19
pandemic may cause us to continue to experience the foregoing challenges in our business in the future and could have other effects on our business, including delaying or lengthening our sales cycle, increasing customer churn, depressing upsell opportunities, delaying collections or resulting in an inability to collect accounts receivable as a result of extended payment terms, concessions, or customer inability to pay, and disrupting our ability to develop new offerings, enhance existing offerings, market, and sell access to our platform, and conduct business activities generally. Further, unemployment rates have been volatile, and financial markets are experiencing significant levels of volatility and uncertainty, which could have an adverse effect on consumer and commercial spending and negatively affect demand for our customers’ products and services, particularly in markets such as aviation and maritime. Changes in government administration and national and international priorities, including in response to the
COVID-19
pandemic, could have a significant impact on government budgets and spending priorities. We have historically derived a significant portion of our revenue from contracts with governments, therefore, any reduced government spending overall on services that we provide could adversely affect our business.
In light of the uncertain and rapidly evolving situation relating to the spread of
COVID-19,
we have taken precautionary measures intended to reduce the risk of the virus spreading to our employees, our customers, and the communities in which we operate, and we may take further actions as required by government entities or that we determine are in the best interests of our employees, customers, partners, and suppliers. In particular, governmental authorities have instituted shelter-in-place
policies or other restrictions in many jurisdictions in which we operate, which policies require some of our employees to work remotely. Where shelter-in-place
policies or other governmental restrictions are reduced or lifted, we expect to take a measured and careful approach to have employees returning to offices and traveling for business. As employees are able to come back into the office, we will also adhere to local requirements for precautionary measures and policies such as wearing masks, obtaining
COVID-19
testing, social distancing and requiring vaccination, as applicable. Some employees may be unwilling or unable to receive a
COVID-19
vaccine, necessitating the implementation of additional safety or social distancing protocols, and impeding their return to pre-pandemic
work routines. These precautionary measures and policies could negatively impact employee recruiting, productivity, training and development, and collaboration, or otherwise disrupt our business operations. The extent and duration of working remotely may also affect our ability to attract and retain employees, manage employee expectations regarding returning to offices, and expose us to increased risks of security breaches or incidents. We may need to enhance the security of our platform, our data, and our internal IT infrastructure, which may require additional resources and may not be successful. Furthermore, for part of fiscal year 2020, we took a number of proactive actions to manage our operating expenses in light of the uncertainty caused by the
COVID-19
pandemic, including temporarily limiting the addition of new employees and third-party contracted services, curtailing most travel expenses except where critical to the business, and acting to limit discretionary spending, and we may be required to take similar or other actions in the future.
The extent to which the
COVID-19
pandemic continues to impact our business and results of operations will also depend on future developments that are highly uncertain and cannot be predicted, such as the duration of the outbreak and spread of new virus variants, the extent and effectiveness of containment actions, and the effectiveness of vaccination efforts. An extended period of global supply chain and economic disruption as a result of the
COVID-19
pandemic could have a material negative impact on our business, results of operations, and financial condition, though the full extent and duration is uncertain. To the extent the
COVID-19
pandemic continues to adversely affect our business and financial results, it is likely to also have the effect of heightening many of the other risks described in this “
Risk Factors
” section.
Satellites use highly complex technology and operate in the harsh environment of space and therefore are subject to significant operational risks, including exposure to space debris and other spacecraft, while in orbit.
Satellites utilize highly complex technology and operate in the harsh environment of space and, accordingly, are subject to significant operational risks while in orbit. These risks include malfunctions, or anomalies, that have occurred and may continue to occur in our satellites. Exposure of our satellites to an unanticipated catastrophic event, such as a meteor shower, Coronal Mass Ejection or a collision with space debris, could reduce the performance of, or completely destroy, the affected satellite and/or constellation. In addition, satellites in low earth orbit have a limited life cycle and they could become compromised over their designated operational life span. We anticipate that our satellites will have an expected end-of-commercial-service
life of three years. It is possible that the actual commercial service lives of our satellites will be shorter than anticipated.

Some of the principal satellite anomalies that may affect the actual commercial service lives of our satellites include:

•	Mechanical and electrical failures due to manufacturing error or defect, including:

•	mechanical failures that degrade the functionality of a satellite, such as the failure of solar array panel drive mechanisms, rate gyros, or momentum wheels;

•	antenna failures and defects that degrade the communications capability of the satellite;

•	circuit failures that reduce the power output of the solar array panels on the satellites;

•	failure of the battery cells that power the payload and spacecraft operations during daily solar eclipse periods;

•	power system failures that result in a shutdown or loss of the satellite;

•	avionics system failures, including GPS, that degrade or cause loss of the satellite;

•	altitude control system failures that degrade or cause the inoperability of the satellite;

•	transmitter or receiver failures that degrade or cause the inability of the satellite to communicate with our ground stations;

•	communications system failures that affect overall system capacity;

•	satellite computer or processor re-boots or failures that impair or cause the inoperability of the satellites; and

•	radio frequency interference emitted internally or externally from the spacecraft affecting the communication links.

•	Equipment degradation during the satellite’s lifetime, including:

•	degradation of the batteries’ ability to accept a full charge;

•	degradation of solar array panels due to radiation;

•	general degradation resulting from operating in the harsh space environment, such as from solar flares;

•	degradation or failure of reaction wheels;

•	degradation of the thermal control surfaces;

•	degradation and/or corruption of memory devices; and

•	system failures that degrade the ability to reposition the satellite.

•	Deficiencies of control or communications software, including:

•	failure of the charging algorithm that may damage the satellite’s batteries;

•	problems with the communications functions of the satellite;

•	limitations on the satellite’s digital signal processing capability that limit satellite communications capacity; and

•	problems with the fault control mechanisms embedded in the satellite.
We have experienced, and may in the future experience, anomalies in some of the categories described above. The effects of these anomalies include, but are not limited to, failure of the satellite, degraded communications performance, reduced power available to the satellite in sunlight and/or eclipse, battery overcharging or undercharging and limitations on satellite communications capacity. Some of these effects may be increased during periods of greater message traffic and could result in our system requiring more than one attempt to send messages before they get through to our satellites. Although these multiple re-try
effects do not result in lost messages, they could lead to increased messaging latencies for the end user and reduced throughput for our system. We consider a satellite “failed” only when it can no longer provide any data service, and we do not intend to undertake further efforts to return it to service. While we have already implemented a number of system adjustments, we cannot provide assurance that these actions will succeed or adequately address the effects of any anomalies in a timely manner or at all. While certain software deficiencies may be corrected remotely, most, if not all, of the satellite anomalies or debris collision damage cannot be corrected once the satellites are placed in orbit. Any satellite anomalies in the future may result in monetary losses, delays, and impairment of services, all of which may adversely affect our business, financial condition, and results of operations.

We rely on a limited number of government customers to provide a substantial portion of our revenue.
We have historically derived a significant portion of our revenue from contracts with federal, state, local, and foreign governments, which accounted for approximately 57% of our revenues for the nine months ending September 30, 2021. We believe that the future success and growth of our business will depend in part on our ability to continue to maintain and procure government contracts. Within the government channel, approximately 69% of revenue for the nine months ending September 30, 2021, was generated by three government customers. Contracts with any government entity may be terminated or suspended by the government at any time, with or without cause. There can be no assurance that any contract with the government of any country will not be terminated or suspended in the future. Although we attempt to ensure that government contracts have standard provisions such as termination for convenience language which reimburses us for reasonable costs incurred, the payments are not assured and may not be sufficient to fully compensate us for any early termination of a contract. The loss of one or more of our government customers, or any significant decrease in sales to these customers, could reduce our net sales and adversely affect our business, financial condition, and results of operations.
Our contracts with government entities are subject to a number of uncertainties.
Our services are incorporated into many different domestic and international government programs. Whether we contract directly with the U.S. government, a foreign government, or one of their respective agencies, or indirectly as a subcontractor or team member, our contracts and subcontracts are subject to special risks. For example:

•
Changes in government administration and national and international priorities, including developments in the geo-political
environment and measures implemented in response to the
COVID-19
pandemic, could have a significant impact on national or international government spending priorities and the efficient handling of routine contractual matters. These changes could have a negative impact on our business in the future.

•
Because we contract to supply services to U.S. and foreign governments and their prime and subcontractors, we compete for contracts in a competitive bidding process. We may compete directly with other suppliers or align with a prime or subcontractor competing for a contract. Further, foreign governments may favor their domestic providers when awarding contracts over us. We may not be awarded the contract if the pricing or solution offering is not competitive, either at our level or the prime or subcontractor level. In addition, in the event we are awarded a contract, we are subject to protests by losing bidders of contract awards that can result in the reopening of the bidding process and changes in governmental policies or regulations and other political factors. In addition, we may be subject to multiple rebid requirements over the life of a government program in order to continue to participate in such program, which can result in the loss of the program or significantly reduce our revenue or margin from the program. Government program requirements for more frequent technology refreshes may lead to increased costs and lower long-term revenues.

Government contracts often contain provisions and are subject to laws and regulations that provide government customers with additional rights and remedies not typically found in commercial contracts. These rights and remedies allow government customers, among other things, to:

•	Terminate existing contracts for convenience with short notice;

•	Reduce orders under or otherwise modify contracts;

•
For contracts subject to the Truth in Negotiations Act, reduce the contract price or cost where it was increased because a contractor or subcontractor furnished cost or pricing data during negotiations that was not complete, accurate, and current;

•
For some contracts, (i) demand a refund, make a forward price adjustment, or terminate a contract for default if a contractor provided inaccurate or incomplete data during the contract negotiation process and (ii) reduce the contract price under triggering circumstances, including the revision of price lists or other documents upon which the contract award was predicated;

•	Cancel multi-year contracts and related orders if funds for contract performance for any subsequent year become unavailable;

•	Decline to exercise an option to renew a multi-year contract;

•
Claim rights in solutions, systems, or technology produced by us, appropriate such work-product for their continued use without continuing to contract for our services, and disclose such work-product to third parties, including other government agencies and our competitors, which could harm our competitive position;

•
Prohibit future procurement awards with a particular agency due to a finding of organizational conflicts of interest based upon prior related work performed for the agency that would give a contractor an unfair advantage over competing contractors, or the existence of conflicting roles that might bias a contractor’s judgment;

•
Subject the award of contracts to protest by competitors, which may require the contracting federal agency or department to suspend our performance pending the outcome of the protest and may also result in a requirement to resubmit offers for the contract or in the termination, reduction, or modification of the awarded contract;

•	Suspend or debar us from doing business with the applicable government;

•	Demand a set-off of amounts due to us on other contracts to satisfy amounts due to a contract default termination on a specific contract; and

•	Control or prohibit the export of our services.
If a customer were to unexpectedly terminate, cancel, or decline to exercise an option to renew with respect to one or more of our significant contracts, or if a government were to suspend or debar us from doing business with such government, our business, financial condition, and results of operations would be materially harmed.

•
We contract with U.S. and international government contractors or directly with the U.S. government on a commercial item basis, eliminating the requirement to disclose and certify cost data. To the extent that there are interpretations or changes in the Federal Acquisition Regulation (the “FAR”) regarding the qualifications necessary to sell commercial items, there could be a material impact on our business and operating results. For example, there have been legislative proposals to narrow the definition of a “commercial item” (as defined in the FAR) or to require cost and pricing data on commercial items that could limit or adversely impact our ability to contract under commercial item terms. Changes could be accelerated due to changes in our mix of business, in Federal regulations, or in the interpretation of Federal regulations, which may subject us to increased oversight by the Defense Contract Audit Agency, for certain of our services. Such changes could also trigger contract coverage under the Cost Accounting Standards (the “CAS”), further impacting our commercial operating model and requiring compliance with a defined set of business systems criteria. Growth in the value of certain of our contracts has increased our compliance burden, requiring us to implement new business systems to comply with such requirements. Failure to comply with applicable CAS requirements could adversely impact our ability to win future
CAS-type
contracts.

•
We are subject to the Defense Federal Acquisition Regulation Supplement (the “DFARS”), and the Department of Defense, and other federal cybersecurity requirements, in connection with our defense work for the U.S. government and prime contractors. Amendments to cybersecurity requirements such as through amendments to the FAR or DFARS, may increase our costs or delay the award of contracts if we are unable to certify that we satisfy such cybersecurity requirements.

•
The U.S. government or a prime contractor customer could require us to relinquish data rights to a product in connection with performing work on a government contract, which could lead to a loss of valuable technology and intellectual property in order to participate in a government program.

•	The U.S. government or a prime contractor customer could require us to enter into cost reimbursable contracts that could offset our cost efficiency initiatives.

•
Sales to our U.S. prime defense contractor customers as part of foreign military sales programs combine several different types of risks and uncertainties highlighted above, including risks related to government contracts, risks related to defense contracts, timing and budgeting of foreign governments, and approval from the U.S. and foreign governments related to the programs, all of which may be impacted by macroeconomic and geopolitical factors outside of our control.

•
We may need to invest additional capital to build out higher level security infrastructure at certain of our facilities to win contracts related to government programs with higher level security requirements. Failure to invest in such infrastructure may limit our ability to obtain new contracts with such government programs.

•
We face risks associated with bid protests, in which our competitors could challenge the contracts we have obtained, or suspension, debarment, or similar ineligibility from serving government customers.

•
We have certain contracts which were awarded to us as part of the U.S. federal government’s small business program. As our revenue grows, we may be deemed to be “other than small,” which could reduce our eligibility for proposal opportunities or reduce our ability to secure new contracts.

Our satellites and platform could fail to perform or perform at reduced levels of service because of technological malfunctions, satellite failures or deficiencies, or other performance failures, which would seriously harm our reputation, business, financial condition, and results of operations.
Our satellites and platform are exposed to the risks inherent in large-scale, complex satellite systems employing advanced technology. We rely on data collected from a number of sources including data obtained from our satellites and from third parties and may become unable or limited in our ability to receive such data. For example, satellites can temporarily go out of service and be recovered, or cease to function for reasons beyond our control, including the quality of design and construction, the supply of the battery, the expected gradual environmental degradation of solar panels, the durability of various satellite components and the orbits and space environments in which the satellites are placed and operated. Electrostatic storms, collisions with other objects or actions by malicious actors, including cyber related, could also damage the satellites and subject us to liabilities for any damages caused to other spacecrafts. Additionally, in certain instances, governments may discontinue for periods of time the access to or operation of a satellite for any particular area on the Earth and for various reasons may not permit transmission of certain data, whether from a satellite owned by the government or not.
Satellites can experience malfunctions, commonly referred to as anomalies, which have occurred and may occur in the future with respect to our satellites. Any single anomaly could materially and adversely affect our ability to utilize the satellite. Anomalies may also reduce the expected capacity, commercial operation and/or useful life of a satellite, thereby reducing the amount of space data collected, which, if material, could impact revenue or create additional expenses due to the need to provide replacement or back-up
satellites or satellite capacity earlier than planned and could have a material adverse effect on our business. In addition, if a satellite experiences a malfunction, our backup satellite capacity may be insufficient to meet all of our customers’ needs or cause service interruptions, and we may need to potentially blackout or reduce service to certain customers, which would adversely affect our relationships with our customers and result in loss of revenues. Although we work to determine and eliminate the cause of anomalies in new satellites and provide for redundancies of many critical components in the satellites and service levels, we may not be able to prevent the impacts of anomalies in the future.
Satellites have certain redundant systems which can fail partially or in their entirety and accordingly satellites may operate for extended periods without all redundant systems in operation, but with single points of failure. The failure of satellite components could cause damage to or loss of the use of a satellite before the end of its expected useful life. Certain of our satellites are nearing the end of their expected useful lives. As satellites near the end of their expected useful lives, the performance of each satellite could start to gradually decline. We can offer no assurance that satellites will maintain their prescribed orbits or remain operational and we may not have replacement satellites that are immediately available. There can be no assurance as to the actual useful life of a satellite or that the useful life of individual components will be consistent with their design life. A number of factors will impact the useful lives of our satellites, including, among other things, the quality of their design and construction, the durability of their component parts and availability of any replacement components, and the occurrence of any anomaly or series of anomalies or other risks affecting the satellites during launch and in orbit. In addition, any improvements in technology may make obsolete our existing satellites or any component of our satellites prior to the end of their lives. If our satellites and related equipment have shorter useful lives than we currently anticipate, this may lead to increased expenses from earlier than expected replacement satellites and/or declines in actual or planned revenues, which would have a material adverse effect on our business, financial condition, and results of operations.
Our satellites, despite extensive testing and quality control, have in the past and may in the future contain defects, errors, or vulnerabilities, or may not perform as contemplated. These defects, errors, or vulnerabilities could result in exposure of data, data loss, data leakage, unanticipated downtime, or other events that would result in harm to our reputation, loss of customers or revenue, refunds, service terminations, or lack of market acceptance of our platform. Errors, viruses, or bugs may also be present in data, software, or hardware that we acquire or license from third parties and incorporate into our platform or in third party software or hardware that our customers use in conjunction with our platform. Our customers’ proprietary software and network firewall protections may corrupt data from our offerings and create difficulties in implementing our solutions.
Any disruption to our satellites, platform, services, information systems, or infrastructure could result in the inability or reduced ability of our customers to receive our services for an indeterminate period of time. These customers include government agencies conducting mission-critical work throughout the world, as well as consumers and businesses located in remote areas of the world and operating under harsh environmental conditions. Any disruption to our services or extended periods of reduced levels of service could cause us to lose customers or revenue, result in delays or cancellations of future implementations of our services, result in failure to attract customers, or result in litigation, customer service, or repair work that would involve substantial costs and distract management from operating our business.
In addition, certain components of our platform are located in foreign countries, and as a result, are potentially subject to governmental, regulatory, or other actions in such countries which could force us to limit the operations of, or completely shut down, components of our system, including our ground stations or other portions of our infrastructure. The failure of any of the diverse and dispersed elements of the system, including satellites, network control center or backup control center, and ground stations, to function and coordinate as required could render the system unable to perform at the quality and capacity levels required for success. Any system failures, repeated solution failures, shortened satellite commercial service life, or extended reduced levels of service could reduce our sales, increase costs, or result in warranty or liability claims and seriously harm our business, financial results, and results of operations.

Satellites are subject to construction and launch delays, launch failures, damage or destruction during launch, the occurrence of which can materially and adversely affect our operations.
Delays in the construction of future satellites and the procurement of requisite components and third-party launch vehicles, limited availability of appropriate launch windows, possible delays in obtaining regulatory approvals, satellite damage or destruction during launch, launch failures, or incorrect orbital placement could have a material adverse effect on our business, financial condition, and results of operations. The loss of, or damage to, a satellite due to a launch failure could result in significant increased expenses from earlier than expected replacement satellites and delays in anticipated revenue. Any significant delay in the commencement of service of a satellite could delay or potentially permanently reduce the revenue anticipated to be generated by that satellite. In addition, if the loss of satellites was material, we might not be able to accommodate customers with sufficient data to meet minimum service level agreements until replacement satellites are available, and we may not have on hand, or be able to obtain in a timely manner, the necessary funds to cover the cost of any necessary satellite replacement. In addition, appropriate launch windows for satellites in our industry are limited and may become more so as additional satellite networks and other spacecraft are launched and/or as space debris becomes more common. Coordinating with partners and regulators to reserve launch windows and prepare for launches may as a result become more difficult over time. An extended launch delay beyond planned contingency, launch failure, underperformance, delay or perceived delay could have a material adverse effect on our business prospects, financial condition, and results of operations.
Technical malfunctions, performance failures, or other issues or difficulties with our ground stations could harm our business, financial condition, and results of operations.
The ongoing operations of our satellite constellation and data services rely on the functionality of our ground stations. While we believe that the overall health of our ground stations remains stable, we have in the past experienced and may continue to experience technical difficulties or mechanical issues with our ground stations which may negatively impact service in the region covered by that ground station. Our ground stations are often located in remote regions of the world and not easily accessible. For example, the
COVID-19
pandemic significantly curtailed the ability for our employees and any third parties that we contract with to travel to the ground stations in order to perform maintenance. Any continued or future restrictions on travel may affect our ability to repair or service our ground stations which could have a material adverse effect on our business, financial condition, and results of operations.
We may experience a partial or total loss of one or more of our ground stations due to natural disasters such as tornados, floods, hurricane, or earthquakes, fire, acts of war or terrorism, or other catastrophic events. While our ground stations are able to provide overlapping geographic coverage, a failure at one or more of our ground stations could cause a delayed, partial, or complete loss of service for our customers. We may experience a failure in the necessary equipment at our ground stations, or in the communication links between our ground stations. Additionally, our ground stations are located on property that is not owned by us. A failure at any of our ground stations, facilities, or in the communications links between our facilities, or in our ability to maintain our ground station leases for any reason, could adversely affect our business, financial condition, and results of operations.
Further, we rely on third parties to perform maintenance on and repair our ground stations. If our relationship with these third parties deteriorates or the third parties become unable or unwilling to maintain the ground stations, or if there are changes in the applicable regulations that require us to give up any or all of our ownership interests in any of the ground stations, our control over our satellite data could be diminished and the business, financial condition, and results of operations could be harmed.
We face intense competition and could face pricing pressure from, and lose market share to, our competitors, which would adversely affect our business, financial condition, and results of operations.
The maritime, aviation, and weather data industries are fragmented and highly competitive and characterized by rapid changes in technology, customer requirements, and industry standards, and frequent introductions of improvements to existing offerings. Our primary competitors in these industries include companies that specialize in one or more services similar to those offered by us on a local or regional basis. We also compete with global, national, regional, and local firms and government entities specializing in these industries. Both commercial and government organizations have indicated that they might build and launch satellites capable of collecting earth observation information from space. The U.S. government and foreign governments have developed and may in the future develop their data collection tools and develop their own data analytics solutions, which could reduce their need to rely on us and other commercial suppliers. In addition, such governments could sell or provide free of charge similar data and analytics and thereby compete with our offerings.
Some of our primary competitors include Orbcomm Inc. and exactEarth Ltd. in our maritime data vertical, Aireon LLC in our aviation data vertical, and GeoOptics, Inc. in our weather data vertical, with respect to radio occultation data services (please see Note 12 Subsequent Events for a description of our proposed acquisition of exactEarth, Ltd and related Risk Factors). In the weather industry, we also compete more broadly with analytics companies and government agencies such as AccuWeather, Inc., Weathernews Inc., MeteoGroup (acquired by DTN, LLC), ClimaCell, Inc., the European Centre for Medium-Range Weather Forecasts (“ECMWF”), National Oceanic and Atmospheric Administration (“NOAA”), and The Weather Company. Additionally, many governmental agencies, such as NOAA, provide weather data at little to no cost. We compete with companies such as AAC Clyde Space, GomSpace A/S, NanoAvionika LLC, and Open Cosmos Ltd., in our Space Services business. We are constantly exposed to the risk that our competitors may utilize data they receive from us to develop and offer competing products and services to their customers, which may reduce the overall demand for our products and services. Our competitors may also implement disruptive technology, or new technology before we do, or may offer lower prices, additional offerings or other incentives that we cannot or will not offer. We can give no assurances that we will be able to compete successfully against existing or future competitors or increase our market share.
Our business model of delivering data and analytics gathered from a custom constellation of satellites in space is still relatively new and has only recently gained market traction. Moreover, many established businesses are aggressively competing against us and have offerings that have functionalities similar to those offered by us. We expect competition to increase as other established and emerging companies enter this market, as customer requirements evolve, and as new offerings and technologies are introduced. If we are unable to anticipate or effectively react to these competitive challenges, our competitive position would weaken, and our business, financial condition, and results of operations would be adversely affected.
Many of our existing competitors have, and some of our potential competitors could have, substantial competitive advantages, such as:

•	greater name recognition, longer operating histories, and larger customer bases;

•	larger sales and marketing budgets and resources;

•	broader distribution and established relationships with suppliers, manufacturers, and customers;

•	greater customer support resources;

•	greater resources to make acquisitions and enter into strategic partnerships;

•	lower labor and research and development costs;

•	larger and more mature intellectual property rights portfolios; and

•	substantially greater financial, technical, and other resources.
Conditions in our markets could change rapidly and significantly as a result of technological advancements, the emergence of new entrants into the market, partnering or acquisitions by our competitors, or continuing market consolidation. New innovative start-up
companies and competitors that are making significant investments in research and development may invent similar or superior offerings and technologies that compete with our offerings. In addition to satellite-based competitors, terrestrial data service providers could further expand into rural and remote areas and provide some of the same general types of offerings that we provide. Potential customers may also believe that substitute technologies that have similar functionality or features as our platform are sufficient for their needs, or they may believe that point solutions that address narrower industry segments overall are nonetheless adequate for their needs. Some of our current or potential competitors have made or could make acquisitions of businesses or establish cooperative relationships that may allow them to offer more directly competitive and comprehensive offerings than were previously offered and may adapt more quickly to new technologies and customer needs. As a result of such acquisitions, our current or potential competitors may be able to accelerate the adoption of new technologies that better address customer needs, devote greater resources to bring these products and services to market, initiate or withstand substantial price competition, or develop and expand their product and service offerings more quickly than us. These competitive pressures in our market or our failure to compete effectively may result in fewer orders, reduced revenue and margins, and loss of market share. In addition, it is possible that industry consolidation may impact customers’ perceptions of the viability of smaller or even mid-size
companies and consequently customers’ willingness to purchase from such firms.
Additionally, competition continues to increase in the markets in which we operate, and we expect competition to further increase in the future, including from new and emerging companies, which could lead to increased pricing pressures. Our competitors vary in size, and some may have substantially broader and more diverse offerings, which may allow them to leverage their relationships based on other offerings or incorporate functionality into existing offerings to gain business in a manner that discourages customers from purchasing access to our platform, including through selling at zero or negative margins, offering concessions, bundling offerings, or maintaining closed technology platforms. In addition, certain customer bases and industries have been more severely impacted by the ongoing effects of the
COVID-19
pandemic, which may lead to increased pricing pressure, increased customer churn, or a reduced ability or willingness to replace a competitor’s offering with our solutions. Any decrease in the subscription prices for our services, without a corresponding decrease in costs or increase in volume, would adversely impact our ability to achieve or maintain profitability. Our profitability could also be adversely affected by a shift towards lower-tiered subscription packages. If we are unable to maintain our pricing or market share due to competitive pressures or other factors, our business, financial condition, and results of operations would be adversely affected.

Our reputation and brand are important to our success, and we may not be able to maintain and enhance our reputation and brand, which would adversely affect our business, financial condition, and results of operations.
We believe that maintaining and enhancing our reputation as a leading global provider of space-based data and analytics is critical to our relationship with our existing customers and our ability to attract new customers. The successful promotion of our brand will depend on a number of factors, including our marketing efforts, our ability to continue to develop high-quality features for our platform, our ability to successfully differentiate our platform from those of our competitors, our ability to promote and maintain the reputation of our platform for data security, and our ability to obtain, maintain, protect, and enforce our intellectual property and proprietary rights. Our brand promotion activities may not be successful or yield increased revenue. In addition, independent industry analysts often provide reports of our platform, as well as the offerings of our competitors, and perception of our platform in the marketplace may be significantly influenced by these reports. If these reports are negative, or less positive as compared to those of our competitors, our reputation and brand may be adversely affected. Additionally, the performance of our channel partners may affect our reputation and brand if customers do not have a positive experience with our platform as implemented by our channel partners or with the implementation generally. At times, competitors may adopt trade names or trademarks similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. Additionally, our registered or unregistered trademarks or trade names may be challenged, infringed, circumvented, or declared generic or determined to be infringing on other marks, or if we are otherwise unable to establish name recognition based on our trademarks and trade names, then we may not be able to compete effectively and our business may be adversely affected. The promotion of our brand requires us to make substantial expenditures, and we anticipate that the expenditures will increase as our market becomes more competitive, as we expand into new geographies and markets and as more sales are generated through our channel partners. Any increase in revenue from such brand promotion initiatives may not offset the increased expenses we incur. If we do not successfully maintain and enhance our reputation and brand, our business, financial condition, and results of operations would be adversely affected.
Rapid and significant technological changes in the satellite industry or the introduction of a new service solution to the market that reduces or eliminates our service performance advantage may harm our business, financial condition, and results of operations.
The satellite communications industry is subject to rapid advances and innovations in technology. We may face competition in the future from companies using new service solutions, innovative technologies, and equipment, including new low earth orbit constellations and expansion of existing geostationary satellite systems or new technology that could eliminate the need for a satellite system. New service solutions and technologies could render our offerings obsolete or less competitive by satisfying customer demand in more attractive ways or through the introduction of incompatible standards. For example, if new transmitters are deployed that emit in the same frequencies as Automation Identification System (“AIS”), they might cause our AIS services to be severely compromised or disabled. Particular technological developments that could adversely affect us include the deployment by our competitors of new satellites with greater power, flexibility, efficiency, or capabilities, as well as continuing improvements in terrestrial technologies. In order for our business to keep pace with technological changes and remain competitive, we may need to make significant capital expenditures, including capital to design and launch new platform features and services. New technologies may also be protected by patents or other intellectual property laws and therefore may not be available. Any failure to implement new technology within our platform may compromise our ability to compete.
We believe that our Space Services and system solutions for our aviation, maritime, and weather verticals provide a competitive performance solution in the market, which in turn factors into our ability to generate market share and revenues and margins. There is a risk that a competitor in the future may conceive of and implement a different technology solution that would approach or exceed the performance capability of our solutions with consequent impact to revenues and market shares.
For certain of our offerings, we are dependent on the continued operation and access to allocated bands in the radio frequency spectrum and various GNSS systems. Any curtailment of the operating capability of these systems or limitations on access to, or use of the signals, or discontinuance of service could result in degradation of our services or performance and may have an adverse effect on our business.
In addition, as we introduce new services or enter into new markets, we may face new technological, operational, compliance, regulatory, and administrative risks and challenges, including risks and challenges unfamiliar to us. We may not be able to mitigate these risks and challenges to achieve our anticipated growth or successfully increase our market share, which could materially adversely affect our business, financial condition, and results of operations.
Changes to our subscription model could adversely affect our ability to attract or retain customers.
We offer a multi-tiered subscription model for our platform, in addition to our project-based services. We are continuing to iterate and optimize our business models as we evaluate customer preferences, needs, and use of our platform and services, and expects that our business models will continue to evolve. Many factors could significantly affect our pricing strategies, including operating costs, our competitors’ pricing and marketing strategies, customer use patterns, and general economic conditions. We may face downward pressure from our customers regarding our pricing and competitors with different pricing models may attract customers that prefer the competitors’ pricing models over our multi-tiered subscription model, which would cause us to lose business or modify our subscription model, both of which could adversely affect our business, financial condition, and results of operations. Changes to our subscription model and model for our project-based services may also affect our revenue recognition and other accounting policies, which may adversely affect our results of operations in any given fiscal period.
Certain of our competitors or potential competitors offer, or may in the future offer, lower-priced solutions, a broader range of services and features, or greater flexibility and customization in their offerings. Similarly, certain competitors may use marketing strategies that enable them to attract or retain new customers at a lower cost. Moreover, our customers may demand substantial price discounts as part of the negotiation of contracts. There can be no assurance that we will not be forced to reduce the pricing for our services or to increase our sales and marketing and other expenses to attract and retain customers in response to competitive pressures. We have launched, and may in the future launch, new pricing strategies and initiatives, or modify existing business models, any of which may not ultimately be successful in attracting and retaining customers. Any such changes to our subscription model or the model for our project-based services or our ability to efficiently price our services could adversely affect our business, financial condition, and results of operations.
Our sales cycle can be long and unpredictable for certain channels and services, and our sales efforts require considerable time and expense.
Our quarterly results of operations fluctuate, in part, because of the resource intensive nature of our sales efforts and the length and variability of our sales cycle for certain of our offerings, such as our project-based services, and for certain of our customers, such as government departments and agencies. The length of our sales cycle, from initial contact with our sales team to a contractual commitment from a customer, can also vary substantially from customer to customer based on customer size, industry, maturity, profitability, whether we are launching a new solution, and deal complexity and customization. Our sales cycle can vary considerably and may be lengthened and made more uncertain by regional or global events, such as the
COVID-19
pandemic. Such events have resulted in and may continue to cause a general reduction in spending on data by our customers, which will further affect our ability to estimate not only the length of the sales cycle, but also the anticipated size of potential subscriptions. Further, our sales cycle may lengthen as we continue to focus our sales efforts on large enterprises and on our Space Services. For example, large organizations often undertake a significant evaluation process that results in a lengthy sales cycle and product purchases by large organizations are frequently subject to budget constraints, multiple approvals and unanticipated administrative, processing and other delays.
In addition, our results of operations depend, in part, on subscription renewals from customers and increasing sales and upgrades to our existing customers, which may also be reduced as a result of regional or global events. If a customer does not renew on time or as expected, it can negatively affect our revenue for a given period. It is difficult to predict exactly whether or when we will make a sale to a potential customer or if we can increase sales to our existing customers. As a result, initial sales or renewals have, in some cases, occurred in quarters subsequent to what we anticipated, or have not occurred at all. We may in the future make changes to our subscription model, which may affect the length of our sales cycle and our ability to predict the length of our sales cycle or the anticipated size of potential subscriptions. The loss or delay of one or more transactions in a quarter could impact our results of operations for that quarter and any future quarters for which revenue from that transaction is delayed.
We depend on our sales force, and it may fail to attract, retain, motivate, or train our sales force, which could adversely affect our business, financial condition, and results of operations.
Our ability to increase our customer base, achieve broader market acceptance of our platform, grow our revenue, and achieve and sustain profitability will depend, to a significant extent, on our ability to effectively expand our sales and marketing operations and activities, particularly our direct sales efforts. We depend on our sales force to obtain new customers and to drive additional sales to existing customers by selling them new subscriptions and expanding the value of their existing subscriptions. We believe that there is significant competition for sales personnel, including sales representatives, sales managers, and sales engineers, with the skills and technical knowledge that we require. Our ability to achieve revenue growth will depend, in part, on our ability to recruit, train, and retain sufficient numbers of sales personnel to support our growth. Our hiring, training, and retention efforts have been, and may further be, hindered by the constraints placed on our business as a result of the
COVID-19
pandemic, including measures that we take proactively and those that are imposed upon us by government authorities. New hires require significant training and may take significant time before they achieve full productivity, and our remote and online onboarding and training processes may be less effective and take longer. Further, hiring sales personnel in new countries requires additional set up and upfront costs that we may not recover if the sales personnel fail to achieve full productivity. If we are unable to attract, retain, motivate, and train sufficient numbers of effective sales personnel, if our sales personnel do not reach significant levels of productivity in a timely manner, or if our sales personnel are not successful in converting potential customers into new customers, or increasing sales to our existing customer base, our business, financial condition, and results of operations would be adversely affected.

In addition, we spend significant amounts on advertising and other marketing campaigns to acquire new customers. While we seek to deploy our marketing strategies in a manner most likely to encourage efficient customer acquisition, we may fail to identify marketing opportunities that satisfy our anticipated return on marketing spend as we scale our investments in marketing, and accurately predict customer acquisition and behavior. If any of our advertising and other marketing campaigns prove less successful than anticipated in attracting new customers, our business, financial condition and results of operations could be adversely affected. There can be no assurance that our marketing efforts will result in increased sales.
The
COVID-19
pandemic has also changed the way we interact with our customers and prospective customers. We have, and may continue to, alter, postpone, or cancel planned customer, employee, and industry events or shift them to a virtual only format. Our operating results may also suffer if sales and marketing personnel are unable to maintain the same level of productivity while working remotely during the
COVID-19
pandemic. These and other changes in the ways in which we interact with and market to our customers and prospective customers could adversely impact our business if they prove to be less effective than in-person
events.
Our ability to increase sales depends, in part, on the quality of our customer support and the ease of our customer experience, and a failure to offer high quality customer support and customer experience would harm our reputation and adversely affect our business, financial condition, and results of operations.
Our customers sometimes depend on our technical support services to resolve issues relating to our platform. If we do not succeed in helping our customers quickly resolve issues or provide effective ongoing education related to our platform, our reputation could be harmed, and our existing customers may not renew or upgrade their subscriptions or may cancel their contracts. To the extent that we are unsuccessful in hiring, training, and retaining adequate customer support resources, our ability to provide adequate and timely support to our customers, and our customers’ satisfaction with our platform, will be adversely affected. Our failure to provide and maintain high quality customer support would harm our reputation and brand and adversely affect our business, financial condition, and results of operations.
We provide minimum service level commitments to certain of our customers, and our failure to meet these commitments could cause us to issue credits or pay penalties, which could harm our results of operations.
Certain of our customer agreements currently, and may in the future, provide minimum service level commitments, such as specifications regarding the availability, functionality, and performance of our platform. The loss of one or more of our satellites or problems with our ground stations could cause our service to fall below minimum service level commitments. Any failure of or disruption to our infrastructure could impact the performance of our platform and the availability of our services to customers. If we are unable to meet our stated service level commitments or if we suffer extended periods of poor performance or unavailability of our platform, we may be contractually obligated to provide affected customers with service credits or services at no or reduced cost, and, in certain cases, face contract termination with refunds of prepaid amounts related to unused subscriptions. If we suffer performance issues or downtime that exceeds the service level commitments under our contracts with our customers, our business, financial condition, and results of operations would be adversely affected.
Further, in the normal course of business, we have entered and may in the future enter into agreements that provide for indemnification and guarantees to counterparties in transactions involving debt financing, sales of services, purchases and development of assets and operating leases. The nature of almost all of these indemnifications may prevent us from making a reasonable estimate of the maximum potential amount that we could be required to pay counterparties. If these payments were to become significant, future liquidity, capital resources, and our credit risk profile may be adversely affected.
We may fail to cost-effectively acquire new customers or obtain renewals, upgrades, or expansions from our existing customers, which would adversely affect our business, financial condition, and results of operations.
Our continued growth depends, in part, on our ability to cost-effectively acquire new customers. Numerous factors, however, may impede our ability to add new customers, our failure to attract, effectively train, retain, and motivate sales and marketing personnel, our failure to develop or expand relationships with third parties, our inability to convert initial usage into ongoing utilization of our solutions, and our failure to successfully deliver our services and provide quality customer support once delivered.
Our success also depends, in part, on our customers renewing their subscriptions when existing contract terms expire, and our ability to expand our relationships with our existing customers. Our customers have no obligation to renew or upgrade their subscriptions, and in the normal course of business, some customers have elected not to renew. In addition, our customers may decide not to renew their subscriptions with a similar contract period or at the same prices or terms or may decide to downgrade their subscriptions. For example, the impact of the
COVID-19
pandemic on the current economic environment has caused, and may in the future cause, such customers to defer services to a subsequent year or request concessions including extended payments terms or better pricing. We believe that the
COVID-19
pandemic has also resulted in longer and unpredictable sales cycles and caused delays in renewal, upgrade, or expansion decisions for some of our existing customers, has reduced effectiveness of our sales and marketing efforts, and has reduced the duration of subscriptions. In addition, the
COVID-19
pandemic could result in increased customer churn, a lengthening of our sales cycle with some of our potential customers, or reduced contract value with prospective or existing customers. our customer retention or our customers’ use of our platform may decline or fluctuate as a result of a number of factors, including our customers’ satisfaction with our platform and our customer support, our subscription model, our project-based services model, the prices, features, or perceived value of competing offerings, changes to our offerings, or general economic conditions. We will need to continue to maintain or improve our ARR Net Retention Rate to support our growth, and our ability to expand our relationships with customers may require more sophisticated and costly sales efforts. If our customers’ renewals or expansions fall below expectations, and as a result our ARR Net Retention Rate decreases, our business, financial condition, and results of operations would be adversely affected.
In addition, our ability to expand our relationship with our customers depends in large part on our ability to enhance and improve our platform, introduce compelling new features, and address additional use cases. The success of any new or enhanced features depends on several factors, including market demand for the enhanced features, timely completion and delivery, adequate quality testing, and competitive pricing. If we are unable to successfully develop new features, enhance our existing features to meet customer requirements, or otherwise gain broader market acceptance, our business, financial condition, and results of operations would be adversely affected. If our customers do not renew, upgrade, or expand their subscriptions, defer their subscriptions to a later date, renew their subscriptions on less favorable terms, or fail to increase adoption of our platform, including tiered and premium features or project-based services, our business, financial condition, and results of operations would be adversely affected.
The markets for our offerings are evolving, and our future success depends on the growth of these markets and our ability to adapt, keep pace, and respond effectively to evolving markets.
The markets for our offerings are in a relatively early stage of development within the industries in which we operate, and demand for our offerings may not grow, or may even contract, either generally or in particular industries and markets, for particular types of services or during particular time periods. As such, any predictions or forecasts about our future growth, revenue, and expenses may not be as accurate as they would be if we had a longer operating history or operated in more predictable markets. Any expansion in our markets depends on a number of factors, including the cost, performance, and perceived value associated with our offerings and the offerings of our competitors. A lack of demand could impair our ability to sell access to our platform, develop and successfully market new services, and could exert downward pressure on prices.
The markets for our offerings are also characterized by rapid technological changes and evolving industry standards and changing regulatory requirements. This constant evolution may reduce the effectiveness of or demand for our services or render them noncompetitive or obsolete. Our continued success and growth depend upon our ability to anticipate these challenges and to innovate by enhancing our existing services and developing and successfully implementing new services to keep pace with the ever-changing and increasingly sophisticated needs of our customers. We have in the past experienced delays in improving our offerings due to budgetary constraints and evolving customer demands which could continue in the future.
New service introductions that are responsive to new technologies and changing industry and regulatory standards can be complex and expensive as they require significant planning, design, development, and testing. We may find it difficult or costly to update our services and to develop new services quickly enough to work effectively with new or changed technologies, to keep pace with evolving industry standards or to meet our customers’ needs. In addition, our industries may be slow to accept new technologies that we develop because of, among other things, existing regulations or standards written specifically for older technologies and a general unfamiliarity with new technologies. As a result, any new services that we may develop may not be successful for a period of time, if at all. If we are unable to successfully enhance or update existing services or develop, identify, and market new services to meet these challenges, our business, financial condition, and results of operations may be adversely affected.
We rely on third parties for our supply of certain of our data, equipment, satellite components, software, and operational services to manage and operate our business, and any failure or interruption with these third parties could adversely affect our business, financial condition, and results of operations.
We purchase equipment and satellite components from third-party suppliers and we depend on those suppliers to deliver and support our operations at the contracted specifications in order for us to continue to meet our service and contractual commitments to our customers. We may experience difficulty if these suppliers, particularly our top suppliers, do not meet their obligations to deliver and support the equipment and satellite components, given approximately 37% of the costs attributed to satellite parts is generated by three vendors for the year ended December 31, 2020. We may also have trouble or failure when implementing, operating and maintaining this equipment and satellite components, or when providing services using this equipment. This difficulty or failure may lead to service interruptions or degradations in the services offered to our customers, which could cause our revenues to decline materially and could adversely affect our ability to market our services and generate future revenues and profit.

We also rely on a number of third-party data, software, and services to manage and operate our business, including FleetMon provided by JAKOTA Cruise Systems GmbH, NAVTOR AS, AirNav, LLC, NOAA, ECMWF, HubSpot, Inc., AWS, Ohio State University, Google Services,
R-Systems,
and NetSuite provided by Oracle Corporation. The data, software, and services provided by these third parties are critical to our ability to increase our sales to customers, operate and maintain our platform, and accurately maintain books and records. Any disruption in these services could reduce the quality or volume of data we are able to provide to our customers, impair our ability to execute on our operating plan, and disrupt our business. Further, if these services cease to be available to us on commercially reasonable terms, or at all, it may be required to use additional or alternative services, or to develop additional capabilities within our business, any of which could require significant resources and adversely affect our business, financial condition, and results of operations.
We also rely on third-party cloud service providers such as AWS and Google Services to process the data we provide to service our customers. These third-party services are critical to our ability to provide reliable service to our customers. Any disruption in these services would negatively impact our data service uptime and our ability to service customers reliably and consistently, which could reduce sales and adversely affect our business, financial condition and results of operations.
Further, our suppliers may become capacity-constrained or could face financial difficulties as a result of a surge in demand, a natural disaster, or other event, including the impacts of the
COVID-19
pandemic. As a result, we may experience operational delays and may have to evaluate replacement suppliers for our satellite components, equipment, and operational services. If we fail to effectively address these issues, we could suffer delays, which could reduce our ability to launch new satellites and manage and operate our business, which could harm our reputation, business, financial condition, and results of operations.
Our business may be adversely affected if any of our direct or indirect relationships with our third-party suppliers of data, equipment, satellite components, or operational services are terminated or modified. If our arrangements with our third parties are terminated, our search for additional or alternate third-party suppliers could result in significant launch delays, added expense, reduced quality of our data, and an inability to maintain or expand our customer base. Any of these events could require us to take unforeseen actions or devote additional resources to provide our services and could adversely affect our business, financial condition, and results of operations.
We manufacture our satellites
in-house
at a single manufacturing facility in the United Kingdom. Any impairment to our manufacturing facility could cause us to incur additional costs and delays in the production and launch of our satellites which would materially affect our business, financial condition, and results of operations.
We currently manufacture our satellites
in-house
at a single manufacturing facility in the United Kingdom. The availability of our services depends on the continuing operation of our satellite manufacturing infrastructure and operations. Any impairment such as downtime, damage to, or failure of our manufacturing facility could result in interruptions in our production of satellites, which could materially affect our business. Our manufacturing facility may become capacity-constrained or could face financial difficulties as a result of a surge in demand for additional satellites, a natural disaster, or other event, including the impacts of the
COVID-19
pandemic. Our manufacturing site is vulnerable to damage or interruption from floods, fires, power loss, or aging infrastructure. An infrastructure failure could result in the destruction of satellites under construction or inventory, manufacturing delays, or additional costs incurred, and we do not maintain back-up
manufacturing facilities or operations. Although we may be able to replace or supplement the satellite manufacturing process with third-party manufacturers, there could be a substantial period of time in which new satellites would not be manufactured. Further, any new relationship may involve higher costs and delays in development and delivery. We may also encounter technical challenges in successfully replicating the manufacturing processes in other facility or with a third party. The occurrence of any of the foregoing could result in lengthy interruptions in our production and launch of our satellites which could materially affect our business, financial condition, and results of operations.
We are dependent on third parties to launch our satellites into space, and any launch delay, malfunction, or failure could have a material adverse impact to our business, financial condition, and results of operations.
We are dependent on third-party launch service providers, including, among others, Nanoracks LLC, Exolaunch GmbH, Astra Space, Inc., and Spaceflight, Inc. Currently, the number of companies who offer launch services is limited, and if this sector fails to grow or experiences consolidation among current providers, we may not be able to secure space on a launch vehicle or incur higher prices for such space. This could cause delays in our ability to meet our customers’ needs or an increase in the price for our offerings, adversely affecting our business, financial condition, and results of operations.
The technology related to launch capabilities is evolving rapidly as existing launch providers iterate on their existing capabilities and new providers enter the market. Our launch partners may encounter launch, deployment, or in-orbit
delays or failures, leading to the damage or complete loss of our satellites, including customer assets. One of our third-party launch providers recently experienced a launch failure unrelated to us. The same provider failed to deploy two of our satellites. Additionally, as a result of the
COVID-19
pandemic, we experienced launch delays for all of our scheduled satellite launches in 2020. In the event that a launch is delayed, our timing for the recognition of revenue tied to customer acceptance of project-based deliverables may similarly be delayed. While launch delays are common in our industry, they could negatively impact our financial statements or earnings for a given time period.

Our international operations and continued international expansion subject us to additional costs and risks, which could adversely affect our business, financial condition, and results of operations.
Our business and our business objectives are inherently worldwide. As such, our growth strategy depends, in part, on our continued international expansion. We are continuing to adapt to and develop strategies to address international markets, but there is no guarantee that such efforts will be successful. In addition, efforts to expand our platform in certain foreign countries may be complicated, constrained, or even prohibited due to legal requirements we must comply with in the United States or other jurisdictions that may contravene with legal requirements in the new country’s markets to which we seek access.
Our international sales and operations are subject to a number of risks, including the following:

•	greater difficulty in enforcing contracts and managing collections in countries where our recourse may be more limited, as well as longer collection periods;

•	higher costs of doing business internationally, including costs incurred in establishing and maintaining office space and equipment for our international operations;

•	differing labor regulations, especially in the European Union (“EU”), where labor laws may be more favorable to employees;

•
greater risks of unexpected changes in regulatory practices, tariffs, trade disputes, and tax laws and treaties, particularly due to the United Kingdom’s exit from the EU pursuant to Article 50 of the Treaty on European Union;

•	challenges inherent to efficiently recruiting and retaining talented and capable employees in foreign countries and maintaining our company culture and employee programs across all of our offices;

•	fluctuations in exchange rates between the U.S. dollar and foreign currencies in markets where we do business;

•	management communication and integration problems resulting from language and cultural differences and geographic dispersion;

•	difficulties in penetrating new markets due to established and entrenched competitors;

•	difficulties in developing services that are tailored to the needs of local customers;

•	lack of local acceptance, recognition, or knowledge of our brand and services;

•	unavailability of or difficulties in establishing relationships with local customers;

•
significant investments, including the development, deployment, and maintenance of dedicated facilities in certain countries with laws that require such facilities to be installed and operated within their jurisdiction to connect the traffic coming to and from their territory;

•	difficulties in obtaining required regulatory or other governmental approvals;

•	costs associated with language localization of our platform;

•	risks associated with trade restrictions and foreign legal requirements, including any importation, certification, and localization of our platform that may be required in foreign countries;

•	greater risk of unexpected changes in regulatory requirements, tariffs and tax laws, trade laws, export quotas, customs duties, treaties, and other trade restrictions;

•
costs of compliance with foreign laws and regulations and the risks and costs of non-compliance
with such laws and regulations, including, but not limited to data privacy, data protection, and data security regulations, particularly in the EU;

•
compliance with anti-bribery laws, including, without limitation, the U.S. Foreign Corrupt Practices Act of 1977, as amended (the “FCPA”), the U.S. Travel Act, and the UK Bribery Act 2010, violations of which could lead to significant fines, penalties, and collateral consequences for us;

•
risks relating to the implementation of exchange controls, including restrictions promulgated by the Office of Foreign Assets Control (“OFAC”), and other similar trade protection regulations and measures;

•
heightened risk of unfair or corrupt business practices in certain geographies and of improper or fraudulent sales arrangements that may impact our financial condition and result in restatements of, or irregularities in, financial statements;

•	the uncertainty of protection for intellectual property rights in some countries;

•
exposure to regional or global public health issues, such as the recent outbreak of the
COVID-19
pandemic, and to travel restrictions and other measures undertaken by governments in response to such issues;

•	general economic and political conditions in these foreign markets, including political and economic instability in some countries;

•	foreign exchange controls or tax regulations that might prevent us from repatriating cash earned outside the United States; and

•	double taxation of our international earnings and potentially adverse tax consequences due to changes in the tax laws of the United States or the foreign jurisdictions in which we operate.
These and other factors could harm our ability to generate revenue outside of the United States and, consequently, adversely affect our business, financial condition, and results of operations.
We depend on our management team, key employees, and other highly skilled personnel, including our engineering team, and we may fail to attract, retain, motivate, or integrate highly skilled personnel, which could adversely affect our business, financial condition, and results of operations.
We depend on the continued contributions of our management team, key employees, and other highly skilled personnel, including our engineering team. Our management team, key employees, and other highly skilled personnel are at-will
employees, which means they may terminate their relationship with us at any time. The loss of the services of any of our key personnel or delays in hiring required personnel, particularly within our research and development and engineering teams, could adversely affect our business, financial condition, and results of operations.
Our future success also depends, in part, on our ability to continue to attract and retain highly qualified and technically skilled personnel given the constant technological developments in our business. The available talent pool of individuals with relevant experience in the satellite, data, and geospatial industries is limited, and the process of identifying and recruiting personnel with the skills necessary to operate our system can be costly. New employees generally require substantial training, which requires significant resources and management attention. Competition for these personnel is intense, and the industries in which we operate are generally characterized by significant competition for skilled personnel as well as high employee attrition. We may not be successful in attracting, retaining, training, or motivating qualified personnel to fulfill our current or future needs. Additionally, the former employers of our new employees may attempt to assert that our new employees or we have breached their legal obligations, which may be time-consuming, distracting to management, and may divert our resources. Current and potential personnel also often consider the value of equity awards they receive in connection with their employment, and to the extent the perceived value of our equity awards declines relative to our competitors, our ability to attract and retain highly skilled personnel may be harmed. If we fail to attract and integrate new personnel or retain and motivate our current personnel, our business, financial condition, and results of operations could be adversely affected.
In the future, we may pursue acquisitions, dispositions, or strategic transactions, and if we fail to successfully integrate acquired companies into our business or if such acquisitions fail to deliver the expected return on investment, our business, financial condition, and results of operations could be adversely affected.
We have in the past acquired, and may in the future acquire or invest in, businesses, offerings, technologies, or talent that we believe could complement or expand our platform, enhance our technical capabilities, or otherwise offer growth opportunities. For example, in September 2021, we signed a definitive agreement to acquire exactEarth Ltd., a leading provider of global maritime vessel data for ship tracking and maritime situational awareness solutions in Canada, which is expected to close in the fourth quarter of 2021 or the first quarter of 2022. We may not be able to fully realize the anticipated benefits of such acquisitions or investments. The pursuit of potential acquisitions may divert the attention of management and cause us to incur significant expenses related to identifying, investigating, and pursuing suitable acquisitions, whether or not they are consummated.
There are inherent risks in integrating and managing acquisitions. If we acquire additional businesses, we may not be able to assimilate or integrate the acquired personnel, operations, solutions, and technologies successfully, or effectively manage the combined business following the acquisition. We also may not achieve the anticipated benefits or synergies from the acquired business due to a number of factors, including, without limitation:

•	unanticipated costs or liabilities associated with the acquisition, including claims related to the acquired company, our offerings, or technology;

•	incurrence of acquisition-related expenses, which would be recognized as a current period expense;

•	inability to generate sufficient revenue to offset acquisition or investment costs;

•	inability to maintain relationships with customers and partners of the acquired business;

•	challenges with incorporating acquired technology and rights into our platform and maintaining quality and security standards consistent with our brand;

•	inability to identify security vulnerabilities in acquired technology prior to integration with our technology and platform;

•	inability to achieve anticipated synergies or unanticipated difficulty with integration into our corporate culture;

•	delays in customer purchases due to uncertainty related to any acquisition;

•	the need to integrate or implement additional controls, procedures, and policies;

•	challenges caused by distance, language, and cultural differences;

•	harm to our existing business relationships with business partners and customers as a result of the acquisition;

•	potential loss of key employees;

•	use of resources that are needed in other parts of our business and diversion of management and employee resources;

•	inability to recognize acquired deferred revenue in accordance with our revenue recognition policies; and

•	use of substantial portions of our available cash or the incurrence of debt to consummate the acquisition.
Acquisitions also increase the risk of unforeseen legal liability, including for potential violations of applicable law or industry rules and regulations, arising from prior or ongoing acts or omissions by the acquired businesses that are not discovered by due diligence during the acquisition process. We may have to pay cash, incur debt, or issue equity or equity-linked securities to pay for any future acquisitions, each of which could adversely affect our financial condition or the market price of our common stock. The sale of equity or issuance of equity-linked debt to finance any future acquisitions could result in dilution to our stockholders. The incurrence of indebtedness would result in increased fixed obligations and could also include covenants or other restrictions that would impede our ability to manage our operations. Any of the foregoing could adversely affect our business, financial condition, and results of operations.
The Proposed Acquisition may not be completed on the anticipated timeline, or at all, and the failure to complete the Proposed Acquisition could adversely affect our business, financial condition, and results of operations, and the market price of our Class A common stock.
Each party’s obligation to consummate the Proposed Acquisition is subject to customary closing conditions, as set out in arrangement agreement dated as of September 13, 2021 between us, exactEarth Ltd., and certain other parties (the “Purchase Agreement”) including, among others, (i) the receipt of certain regulatory approvals; (ii) the approval of the Ontario Superior Court of Justice (Commercial List); (iii) the approval by not less than two-thirds
of the votes cast at a special meeting of exactEarth shareholders, which is expected to take place in November 2021; (iv) no material adverse effect having occurred in respect of either us or exactEarth; and (v) dissent rights not having been exercised with respect to more than 10% of exactEarth’s outstanding common shares. The obligation of each party to consummate the Proposed Acquisition is also conditioned upon the other party’s representations and warranties being true and correct (subject to certain materiality exceptions) and the other party having performed in all material respects its obligations under the Purchase Agreement. There can be no assurance that all required approvals will be obtained or that all other closing conditions will otherwise be satisfied or waived, and, if all required approvals are obtained and all closing conditions are satisfied or waived, we can provide no assurance as to the terms, conditions and timing of such approvals or that the Proposed Acquisition will be completed in a timely manner or at all. Certain of the conditions to completion of the Proposed Acquisition are not within either our or exactEarth’s control, and we cannot predict when or if these conditions will be satisfied or waived. Even if regulatory approval is obtained, it is possible conditions will be imposed that could result in a material delay in, or the abandonment of, the Proposed Acquisition or otherwise have an adverse effect on us. The closing of the Proposed Acquisition is also dependent on the accuracy of representations and warranties made in the Purchase Agreement (subject to customary materiality qualifiers and other customary exceptions) and the performance in all material respects by the parties of obligations imposed under the Purchase Agreement.
If the Proposed Acquisition is not completed within the expected timeframe, or at all, we may be subject to a number of material risks. For example, some costs related to the Proposed Acquisition must be paid whether or not the Proposed Acquisition is completed, and we have incurred, and will continue to incur, significant costs, expenses, and fees for professional services and other transaction costs in connection with the Proposed Acquisition, as well as the diversion of management and resources towards the Proposed Acquisition, for which we will have received little or no benefit if completion of the Proposed Acquisition does not occur. We may also experience negative reactions from our investors, employees, and customers.

If the Proposed Acquisition is not completed on the anticipated timeline, or at all, our business, financial condition, results of operations, and the market price of our Class A common stock could be adversely affected.
Integrating exactEarth with our business may be more difficult, costly, or time-consuming than expected, and we may not realize the expected benefits of the Proposed Acquisition, which may adversely affect our business, financial condition, and results of operations.
If we experience greater than anticipated costs to integrate, or are not able to successfully integrate, exactEarth into our existing operations, we may not be able to achieve the anticipated benefits of the Proposed Acquisition, including cost savings and other synergies and growth opportunities. Even if the integration of exactEarth’s business is successful, we may not realize all of the anticipated benefits of the Proposed Acquisition during the anticipated time frame, or at all. For example, events outside our control, such as changes in regulation and laws, as well as economic trends, including as a result of the
COVID-19
pandemic, could adversely affect our ability to realize the expected benefits from this Proposed Acquisition.
An inability to realize the full extent of the anticipated benefits of the Proposed Acquisition, as well as any delays encountered in the integration process, could have an adverse effect upon our revenue, level of expenses, and results of operations. In addition, it is possible that the integration process could result in the loss of key employees, errors or delays in the implementation of shared services, the disruption of our ongoing business, or inconsistencies in standards, controls, procedures, and policies that may adversely affect our ability to maintain relationships with other employees and customers or to achieve the anticipated benefits of the Proposed Acquisition. Integration efforts also may divert management attention and resources.
For all of these reasons, we may not be able to achieve the anticipated benefits of the Proposed Acquisition, which could adversely affect our business, financial condition, and results of operations, and could cause the price of our Class A common stock to decline.
exactEarth may have liabilities that are not known to us, which could have an adverse effect on our business, financial condition, and results of operations.
exactEarth may have liabilities that we failed, or were unable, to discover in the course of performing our due diligence investigations in connection with the Proposed Acquisition. Following the completion of the Proposed Acquisition, we may learn additional information about exactEarth that materially and adversely affects us and exactEarth, such as unknown or contingent liabilities and liabilities related to compliance with applicable laws. Any such liabilities, individually or in the aggregate, could have an adverse effect on our business, financial condition, and results of operations.
Our business could be adversely affected by global economic conditions.
Prolonged economic uncertainties or downturns could adversely affect our business, financial condition, and results of operations. Negative conditions in the general economy in either the United States or abroad, including conditions resulting from financial and credit market fluctuations, changes in economic policy, trade uncertainty, including changes in tariffs, sanctions, international treaties, and other trade restrictions, the occurrence of a natural disaster or global public health crisis, such as the
COVID-19
pandemic, or armed conflicts, could continue to cause a decrease in corporate spending on data offerings in general and negatively affect the growth of our business.
These conditions could make it extremely difficult for us and our customers to forecast and plan future business activities accurately and could cause our customers to reevaluate their decision to purchase our offerings, which could delay and lengthen our sales cycles or result in cancellations. For example, the impact of the
COVID-19
pandemic on the current economic environment has caused and may in the future cause our customers to reduce their spending on, or duration of, their contracts with us, or request concessions including extended payment terms or better pricing. Further, during challenging economic times, our customers may face issues in gaining timely access to sufficient credit, which could result in an impairment of their ability to make timely payments to us, if at all. If that were to occur, we may be required to increase our allowance for doubtful accounts, which would adversely affect our results of operations.
A substantial downturn in any of the industries in which our customers operate may cause firms to react to worsening conditions by reducing their capital expenditures in general or by specifically reducing their spending on data offerings. Customers in these industries may delay or cancel projects or seek to lower their costs by renegotiating vendor contracts. To the extent purchases of our offerings are perceived by customers and potential customers to be discretionary, our revenue may be disproportionately affected by delays or reductions in general information technology spending.
We cannot predict the timing, strength, or duration of any economic slowdown, instability, or recovery, generally or within any particular industry or geography. Any economic downtowns of the general economy or industries in which we operate would adversely affect our business, financial condition, and results of operations. For example, the full impact of the
COVID-19
pandemic is unknown at this time but could result in adverse changes in our results of operations for an unknown period of time as the virus and its related social and economic impacts spread.

Our business could be adversely affected by pandemics, natural disasters, political crises, or other unexpected events.
We are vulnerable to natural disasters and significant disruptions including tsunamis, floods, earthquakes, fires, water shortages, other extreme or unusual weather conditions, epidemics or pandemics, acts of terrorism or disruptive political events where our facilities or the launch facilities of our transport partners are located, or where our third-party suppliers’ facilities are located, power shortages and blackouts, aging infrastructures and telecommunications failures. Further, climate change has, and may continue to, increased the rate, size, and scope of these natural disasters. In the event of such a natural disaster or other disruption, we could experience disruptions to our operations or the operations of suppliers, subcontractors, distributors, or customers, which could affect our ability to maintain launch schedules or fulfill our customer contracts.
The availability of our services depends on the continuing operation of our satellite operations infrastructure, satellite manufacturing operations, information technology and communications systems. Any downtime, damage to or failure of our systems could result in interruptions in our service, which could reduce our revenue and profits. Our systems are vulnerable to damage or interruption from floods, fires, power loss, aging infrastructure, telecommunications failures, computer viruses, computer denial of service attacks, or other attempts to harm our systems. In the event we are unable to collect, process, and deliver data from our facilities, our daily operations and operating results would be materially and adversely affected. In addition, our ground stations are vulnerable to damage or interruption from human error, intentional bad acts, earthquakes, hurricanes, floods, fires, war, terrorist attacks, power losses, hardware failures, systems failures, aging infrastructure, telecommunications failures and similar events. Our satellite manufacturing facilities are also subject to risks associated with an aging infrastructure. An infrastructure failure could result in the destruction of satellites under construction or inventory, manufacturing delays, or additional costs incurred. We do not maintain back-up
manufacturing facilities or operations. The occurrence of any of the foregoing could result in lengthy interruptions in our services and/or damage our reputation, which could have a material adverse effect on our business, financial condition, and results of operations.
Risks Related to Intellectual Property, Privacy, Cybersecurity, and Technical Infrastructure
Any failure to obtain, maintain, protect, or enforce our intellectual property and proprietary rights could harm our business, financial condition, and results of operations.
Our success depends, in part, upon our ability to obtain, maintain, protect, and enforce our intellectual property rights, including our proprietary technology, know-how,
and our brand. We rely on a combination of patents, copyrights, trademarks, service marks, trade secret laws, and contractual provisions in an effort to establish and protect our proprietary rights. However, the steps we take to obtain, maintain, protect, and enforce our intellectual property rights may be inadequate, and if we fail to protect or enforce our intellectual property rights or trade secrets adequately, our competitors might gain access to our proprietary technology and develop and commercialize similar services or technologies, and our business, financial condition, results of operations, or prospects could be adversely affected. Although we have been issued patents in the United States and Canada and has additional patent applications pending, there can be no assurance that our patent applications will result in issued patents. Even if we continue to seek patent protection in the future, we may be unable to obtain or maintain patent protection for our technology. In addition, any patents issued from pending or future patent applications or that are licensed to us in the future may not provide us with competitive advantages or may be successfully challenged by third parties. Any of our patents, trademarks, or other intellectual property rights may be challenged or circumvented by others or invalidated or held unenforceable through administrative process or litigation in the United States, Canada, or in other foreign jurisdictions. There can be no guarantee that others will not infringe on our trademarks or patents, independently develop offerings that are similar to our intellectual property or trade secrets, duplicate any of our offerings, or design around our patents or other intellectual property rights. Further, legal standards relating to the validity, enforceability, and scope of protection of intellectual property rights may be uncertain. Moreover, policing unauthorized use of our technologies, trade secrets, and intellectual property may be difficult, expensive, and time-consuming, particularly in foreign countries where the laws may not be as protective of intellectual property rights as those in the United States and where mechanisms for enforcement of intellectual property rights may be weak. Accordingly, despite our efforts, it may be unable to prevent third parties from infringing upon, misappropriating, or otherwise violating our intellectual property rights.
We rely, in part, on trade secrets, proprietary
know-how,
and other confidential information to maintain our competitive position. While we generally enter into confidentiality and invention assignment agreements with our employees and consultants and enter into confidentiality agreements with third parties, including the parties with whom we have strategic relationships and business alliances, these agreements may not be effective in controlling access to, distribution, use, misuse, misappropriation, reverse engineering, or disclosure of our proprietary information, know-how,
and trade secrets. Further, these agreements do not prevent our competitors or partners from independently developing offerings that are substantially equivalent or superior to our offerings. These agreements may be breached, and we may not have adequate remedies for any such breach. Enforcing a claim that a party violated confidentiality obligations or illegally disclosed or misappropriated a trade secret or know-how
is difficult, expensive, and time-consuming, and the outcome is unpredictable. In addition, some courts inside and outside the United States are less willing or unwilling to protect trade secrets and know-how.

We may be required to spend significant resources in order to monitor and protect our intellectual property rights and trade secrets, and some violations may be difficult or impossible to detect. Litigation may be necessary in the future to enforce our intellectual property rights, and such litigation could be costly, time-consuming, and distracting to management, and could result in the impairment or loss of portions of our intellectual property. Our efforts to enforce our intellectual property rights may be met with defenses, counterclaims, and countersuits attacking the validity and enforceability of our intellectual property rights, and, if such defenses, counterclaims, and countersuits are successful, we could lose valuable intellectual property rights. Our inability to protect our proprietary technology against unauthorized copying or use, as well as any costly litigation or diversion of our management’s attention and resources, could impair the functionality of our services and technology, delay introductions of enhancements to our services and technology, result in us substituting inferior or more costly technologies into our service offerings, or harm our reputation and brand. In addition, we may be required to license additional technology from third parties to develop and market new features, which may not be on commercially reasonable terms, or at all, and could adversely affect our ability to compete.
Claims by others that we infringed their proprietary technology or other intellectual property rights would harm our business.
We may become subject to intellectual property disputes. Our success depends, in part, on our ability to develop and commercialize our services without infringing, misappropriating, or otherwise violating the intellectual property rights of third parties. However, we may not be aware if our services are infringing, misappropriating, or otherwise violating third-party intellectual property rights, and such third parties may bring claims alleging such infringement, misappropriation, or violation. Companies in technology industries, including some of our current and potential competitors, are subject to litigation based on allegations of infringement or other violations of intellectual property rights. In addition, certain companies and rights holders seek to enforce and monetize patents or other intellectual property rights they own, have purchased, or otherwise obtained. Many potential litigants, including some of our potential competitors and patent-holding companies, have the ability to dedicate substantial resources to assert their intellectual property rights and to defend claims that may be brought against them.
Any claim of infringement by a third party, even those without merit, against us or for which we are required to provide indemnification could cause us to incur substantial costs defending against the claim, could distract our management from our business, and could require us to cease or modify our use of such intellectual property. Further, because of the substantial amount of discovery required in connection with intellectual property litigation, we risk compromising our confidential information during this type of litigation. We may be required to make substantial payments for legal fees, settlement fees, damages, royalties, or other fees in connection with a claimant securing a judgment against it, we may be subject to an injunction or other restrictions that cause us to cease commercializing certain aspects of our business and technology, we may be required to redesign any allegedly infringing portion of our services and technology, or we may agree to a settlement that prevents us from commercializing certain aspects of our services or technology, any of which could adversely affect our business, financial condition, and results of operations. Moreover, there could be public announcements of the results of hearings, motions or other interim proceedings or developments and if securities analysts or investors perceive these results to be negative, it would have a substantial adverse effect on our business, results of operations, or the market price of our common stock.
With respect to any intellectual property rights claim, we may have to seek out a license to continue operations found to be in violation of such rights, which may not be available on favorable or commercially reasonable terms and may significantly increase our operating expenses. Some such licenses may be non-exclusive,
and therefore our competitors may have access to the same technology licensed to us. If a third party does not offer us a license to our intellectual property on commercially reasonable terms, or at all, we may be required to develop alternative, non-infringing
technology, which could require significant time (during which we would be unable to continue to offer our affected features), effort, and expense, and may ultimately not be successful. Any of these events would adversely affect our business, financial condition, and results of operations.
When engaging in preliminary commercial discussions, we enter into non-disclosure
agreements with potential partners. These agreements permit the parties to exchange confidential information conditioned on compliance with the terms contained therein. Any claim that we have not adhered to the terms of a non-disclosure
agreement, even claims without merit, could cause us to incur substantial costs defending against the claim, could distract our management from our business, and, were a court to rule against us, could require us to cease or modify our services, in addition to potentially paying substantial payments for legal fees, settlement fees, damages, royalties, or other fees in connection with a claimant securing a judgment against us. Moreover, there could be public announcements of the results of hearings, motions or other interim proceedings or developments and if securities analysts or investors perceive these results to be negative, it would have a substantial adverse effect on our business, financial condition, and results of operations.

Our services and technology contain third-party open source software components, and failure to comply with the terms of the underlying open source software licenses could restrict our ability to deliver our platform or subject us to litigation or other actions.
Our technology includes software modules licensed to us by third-party authors under open source licenses, and we expect to continue to incorporate such open source software in our platform in the future. We also contribute to the open source developer community. Use and distribution of open source software may entail greater risks than use of third-party commercial software, as open source licensors generally do not provide support, warranties, indemnification, or other contractual protections regarding infringement claims or the quality of the code. We include open source software in some of our technology to improve functionality and reduce engineering time and cost and makes the source code of some of our proprietary platform features available as open source to facilitate collaboration, but this may also enable others to compete more effectively. In addition, the public availability of such open source software may make it easier for others to compromise our services and technology.
Some open source licenses contain requirements that could require us to make available source code for modifications or derivative works we create pursuant to the terms of such open source licenses. We seek to ensure that our proprietary software is not combined with, and does not incorporate, open source software in ways that would require the release of the source code of our proprietary software to the public. However, if we combine our proprietary software with open source software in a certain manner, we could, under certain open source licenses, be required to release the source code of our proprietary software to the public. This would allow our competitors to create similar offerings with lower development effort and time and ultimately could result in a loss of our competitive advantages. Alternatively, to avoid the public release of the affected portions of our source code, we could be required to expend substantial time and resources to re-engineer
some or all our software. Certain of our technology incorporates software that is licensed under an open source license which would require release of proprietary code if such technology was released or distributed to third parties. We take steps to ensure that the source code in our proprietary software is not released or distributed. Additionally, some open source projects have known vulnerabilities and architectural instabilities and are provided on an
“as-is”
basis, which, if not properly addressed, could negatively affect the performance of our technology.
Although we monitor our use of open source software to avoid subjecting our platform to conditions we do not intend, the terms of many open source licenses have not been interpreted by U.S. or foreign courts, and there is a risk that these licenses could be construed in a way that could impose unanticipated conditions or restrictions on our ability to provide or distribute our platform. From time to time, there have been claims challenging the ownership of open source software against companies that incorporate open source software into their platform, and the licensors of such open source software provide no warranties or indemnities with respect to such claims. As a result, we and our customers could be subject to lawsuits by parties claiming ownership of what we believe to be open source software. Moreover, we cannot assure that our processes for controlling our use of open source software in our platform will be effective. If we are held to have breached or failed to fully comply with all the terms and conditions of an open source software license, or if an author or other third party that distributes such open source software were to allege that we had not complied with the conditions of one or more of these licenses, we could be required to incur significant legal expenses defending against such allegations, could be subject to significant direct or indirect damages, enjoined from the sale of subscriptions to our platform or other liability, or be required to seek costly licenses from third parties to continue providing our platform on terms that are not economically feasible, to re-engineer
our platform, to discontinue or delay the provision of our platform if re-engineering
could not be accomplished on a timely basis, or to make generally available, in source code form, our proprietary code, any of which would adversely affect our business, financial condition, and results of operations.
We incorporate technology and terrestrial data sets from third parties into our platform, and our inability to maintain rights and access to such technology and data sets would harm our business and results of operations.
We rely on technology and data from a number of different sources, including, terrestrial data sets from third parties that we integrate with our platform or incorporates into our solutions and services. We cannot be certain that our licensors are not infringing the intellectual property rights of third parties or that these third parties have sufficient rights to the licensed intellectual property in all jurisdictions in which we may sell our subscription services and project-based services. In addition, many technology licenses are non-exclusive,
and therefore our competitors may have access to the same technology licensed to us. Some of our agreements with these third parties may be terminated for convenience by them, or otherwise provide for a limited term. If we are unable to continue to license any of this technology for any reason, our ability to develop and sell access to our platform containing such technology could be harmed. Similarly, if we are unable to license necessary technology from third parties now, or in the future, on commercially reasonable terms or at all, we may be forced to develop alternative technology, which it may be unable to do in a commercially feasible manner, or at all, and it may be required to use alternative technology of lower quality or performance standards, which would adversely affect our business, financial condition, and results of operations.
In addition, we incorporate terrestrial data sets from third parties into our solutions and subscription services. We rely on such third parties to provide accurate supplementary data sets that we can utilize to deliver comprehensive data and analytics to our customers. If we are unable to obtain the necessary data sets from third parties on commercially reasonable terms or at all or if we experience errors or delays in receiving these data sets, our customers may have a negative experience with our platform, our brand and reputation may be adversely affected and our customers may be less inclined to continue utilizing our platform or recommend it to other potential customers. Similarly, if we are unable to purchase terrestrial data sets from third parties now, or in the future, on commercially reasonable terms or at all, we may be forced to produce terrestrial data sets ourself, which we may be unable to do in a commercially feasible manner, or at all, which would adversely affect our business, financial condition, and results of operations.
Any actual or perceived security or privacy breach could interrupt our operations, harm our reputation and brand, result in financial exposure, and lead to loss of user confidence in us or decreased use of our platform, any of which could adversely affect our business, financial condition, and results of operations.
The use of our platform involves the collection, storage, processing, and transmission of customers’ data. In addition, we collect, process, store, and transmit our own data as part of our business operations. Our data or our customers’ data may include personal data or confidential or proprietary information. Increasingly, threats from computer malware, ransomware, viruses, social engineering (including phishing attacks), denial of service or other attacks, employee theft or misuse, and general hacking have become more prevalent in our industry. Any of these security incidents could result in unauthorized access to, damage to, disablement or encryption of, use or misuse of, disclosure of, modification of, destruction of, or loss of our data or our customers’ data, or disrupt our ability to operate our platform. Any actual or perceived security breach or incident could interrupt our operations, harm our reputation and brand, result in remediation and cybersecurity protection costs, result in lost revenue, lead to litigation and legal risks, increase our insurance premiums, result in any other financial exposure, lead to loss of user confidence in us or decreased use of our platform, and otherwise damage our competitiveness, business, financial condition, and results of operations.
We have taken steps and implemented measures designed to protect the data that we have access to, but our security measures or those of our third-party service providers could be insufficient and breached or otherwise fail as a result of third-party action, employee errors, technological limitations, defects, or vulnerabilities in our offerings or those of our third-party service providers, malfeasance, or otherwise. Additionally, with many of our employees currently working remotely due to the
COVID-19
pandemic, we may be exposed to increased risks of security breaches or incidents. We may need to enhance the security of our platform, our data, and the other data we maintain or that we or our third-party service providers maintain or otherwise process, and our internal IT infrastructure, which may require additional resources and may not be successful. Furthermore, because we do not control our third-party service providers and our ability to monitor their data security is limited, we cannot ensure the security measures they take will be sufficient to protect ours and our customers’ data. There can be no assurance that any security measures that we or our third-party service providers have implemented will be effective against current or future security threats. Our security measures or those of our third-party service providers could fail and result in unauthorized access to, damage to, disablement or encryption of, use or misuse of, disclosure of, modification of, destruction of, or loss of such data. Further, because there are many different security breach techniques and such techniques continue to evolve and are generally not detected until after an incident has occurred, we may be unable to implement adequate preventative measures, anticipate attempted security breaches or other security incidents, or react in a timely manner. In addition, we have recently seen an increase in phishing attempts and spam emails in connection with the
COVID-19
pandemic.
Any security breach or other security incident that we or our third-party service providers experience, or the perception that one has occurred, could result in a loss of customer confidence in the security of our platform, harm our reputation and brand, reduce the demand for our platform, disrupt normal business operations, require us to spend material resources to investigate or correct the breach and to prevent future security breaches and incidents, expose us to legal liabilities, including litigation, regulatory enforcement actions, proceedings, and orders, disputes, investigations, indemnity obligations, damages for contract breach, penalties for violation of applicable laws or regulations, other claims and liabilities, and significant costs for remediation of and otherwise responding to such breaches or incidents, any of which could adversely affect our results of operations. In addition, our remediation efforts may not be successful. We also may face difficulty or delay in identifying, remediating, and otherwise responding to security breaches and incidents. We cannot ensure that any limitation of liability provisions in our customer and user agreements, contracts with third-party vendors and service providers, and other contracts for a security lapse or breach or other security incident would be enforceable or adequate or would otherwise protect us from any liabilities or damages with respect to any particular claim. These risks may increase as we continue to grow and collect, process, store, and transmit increasingly large amounts of data.
Many governments have enacted laws requiring companies to notify individuals of data security incidents or unauthorized transfers involving certain types of personal data. Accordingly, security incidents experienced by our competitors, by our customers or by us may lead to negative publicity. Further, if a security breach occurs with respect to another service provider, our customers and potential customers may lose trust in the security of software delivered through the cloud generally, which could adversely impact our ability to retain existing customers or attract new ones, which could adversely affect our business, financial condition, and results of operations.
Moreover, our insurance coverage may not be adequate for liabilities incurred or cover any indemnification claims against us relating to any security incident or breach or an insurer may deny coverage of claims. In the future, we may not be able to secure insurance for such matters on commercially reasonable terms, or at all. The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance
requirements, could adversely affect our business, financial condition, and results of operations.

The rapidly evolving framework of privacy, data protection, data transfers, or other laws or regulations worldwide may limit the use and adoption of our services and adversely affect our business.
We are subject to a variety of federal, state, local, and international laws, directives, and regulations, as well as contractual obligations, relating to the collection, use, retention, security, disclosure, transfer, and other processing of personal information and other data. The regulatory framework for privacy, data protection, and data transfers worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. For example, the European Court of Justice in July 2020 struck down the
EU-U.S.
Privacy Shield framework, which provided companies with a mechanism to comply with data protection requirements when transferring personal data from the EU to the United States. In some cases, data privacy laws and regulations, such as the EU’s General Data Protection Regulation (“GDPR”), which took effect in May 2018, impose obligations on us and on many of our customers, including with respect to cross-border data transfers.
Further, the Data Security Law of China (“DSL”), which took effect on September 1, 2021 and the Personal Information Protection Law of China (“PIPL”), which took effect on November 1, 2021, implement comprehensive regulation of data and personal data processing activities across all industries and operations such as collecting, utilizing, processing, sharing and transferring data and personal information in and out of China. The DSL and PIPL apply not only to the processing of data within China, but also seeks to regulate cross-border data transfers as well as certain activities outside of China that relate to data originating from China. Limitations imposed by the DSL and PIPL and uncertainty regarding their application in practice may impact us, our data suppliers, and the volume and quality of data that we are able to provide to our customers. Any disruption in our ability to access or transmit data as a result of the DSL and the PIPL could reduce the quality or volume of data we are able to provide to our customers, impair our ability to execute on our operating plan and disrupt our business.
In addition, domestic data privacy laws, such as the California Consumer Privacy Act (the “CCPA”), which took effect in January 2020, and the recently passed California Privacy Rights Act (the “CPRA”), and the Virginia Consumer Data Protection Act (the “CDPA”), each of which take effect January 1, 2023, and the Colorado Privacy Act (the “CPA”), which takes effect July 1, 2023, continue to evolve and could expose us to further regulatory or operational burdens. Some countries also are considering or have passed legislation requiring local storage and processing of data, or similar requirements, which could increase the cost and complexity of delivering our platform. Complying with the GDPR, DSL, PIPL, CCPA, CPRA, CDPA, CPA, or other laws, regulations, amendments to or re-interpretations
of existing laws and regulations, and contractual or other actual or alleged obligations relating to privacy, data protection, data transfers, data localization, or information security may require us to make changes to our services to enable us, our data suppliers or our customers to meet new legal requirements, incur substantial operational costs, modify our data practices and policies, engage in additional contractual negotiations, and restrict our business operations. Any actual or perceived failure by us to comply with these laws, regulations, or other obligations may lead to significant fines, penalties, regulatory investigations, lawsuits, significant costs for remediation, damage to our reputation, or other liabilities.
In addition to government activity, privacy advocacy and other industry groups have established or may establish new self-regulatory standards that may place additional burdens on our ability to provide our services globally, and which we may comply with or face asserted or actual obligations to comply with. Our customers also may require or expect us to meet certain voluntary certification and other standards established by third parties. If we are unable to maintain these certifications or meet these standards, we could adversely affect our ability to provide our services to certain customers and could harm our business. Furthermore, the uncertain and shifting regulatory environment may cause concerns regarding data privacy and may cause our customers or our customers’ customers to resist providing the data necessary to allow our customers to use our services effectively. Even the perception that the privacy of personal information is not satisfactorily protected or does not meet regulatory requirements could inhibit sales of our services and limit adoption of our platform. Additionally, some statutory requirements, both in the United States and abroad, include obligations for companies to notify individuals of security breaches involving particular personal information, which could result from breaches experienced by us or our service providers. Any actual or perceived security breach or incident that we or our service providers suffer could harm our reputation and brand, expose us to potential claims, liability, and proceedings, or require us to expend significant resources on data security and in responding to any such actual or perceived breach or incident.
These laws, regulations, standards, or other obligations relating to privacy, data protection, data transfers, data localization, or information security could require us to take on more onerous obligations in our contracts, restrict our ability to store, transfer, and process data or, in some cases, impact our ability to offer our services in certain locations, to deploy our solutions, to reach current and prospective customers, or to derive insights from data globally. If we are obligated to fundamentally change our business activities and practices or modify our platform, we may be unable to make such changes and modifications in a commercially reasonable manner, or at all, and our ability to develop new platform features could be limited. The costs of compliance with, and other burdens imposed by, these laws, regulations, standards, and obligations, or any inability to adequately address privacy, data protection, or information security-related concerns, even if unfounded, may limit the use and adoption of our services, reduce overall demand for our services, make it more difficult to meet expectations from or commitments to customers, impact our reputation, or slow the pace at which we close sales transactions, any of which could harm our business, financial condition, and results of operations.
We rely on Amazon Web Services to deliver our platform to our customers, and any disruption of, or interference with, our use of Amazon Web Services could adversely affect our business, financial condition, and results of operations.
Amazon Web Services (“AWS”) is a third-party provider of cloud infrastructure services. We outsource substantially all of the infrastructure relating to our platform to AWS. Our customers need to be able to access our platform at any time, without interruption or degradation of performance. Our platform depends, in part, on the virtual cloud infrastructure hosted in AWS. Although we have disaster recovery plans that utilize multiple AWS locations, any incident affecting their infrastructure that may be caused by fire, flood, severe storm, earthquake or other natural disasters, power loss, telecommunications failures, cyber-attacks, terrorist or other attacks, and other similar events beyond our control, could adversely affect our cloud-native platform. Additionally, AWS may experience threats or attacks from computer malware, ransomware, viruses, social engineering (including phishing attacks), denial of service or other attacks. In addition, employee theft or misuse and general hacking have become more prevalent in our industry. Any of these security incidents could result in unauthorized access to, damage to, disablement or encryption of, use or misuse of, disclosure of, modification of, destruction of, or loss of our data or our customers’ data or disrupt our ability to provide our platform or service. A prolonged AWS service disruption affecting our platform for any of the foregoing reasons would adversely impact our ability to serve our customers and could damage our reputation with current and potential customers, expose us to liability, result in substantial costs for remediation, cause us to lose customers, or otherwise harm our business, financial condition, or results of operations. We may also incur significant costs for using alternative hosting sources or taking other actions in preparation for, or in reaction to, events that damage the AWS services we use.
Our
end-user
license agreement with AWS will remain in effect until it is terminated by AWS or us with or without cause subject to at least 30 days’ advance notice. Termination upon a material breach is subject to providing the breaching party prior notice and a
30-day
cure period. AWS may terminate the agreement immediately upon notice if (i) our subscription has been suspended, (ii) AWS can no longer provide the services due changes in software or other technology, or (iii) required by law or other government entities. In the event that our AWS service agreement is terminated, elimination of AWS services or features that we utilize, or damage to such facilities, we could experience interruptions in access to our platform as well as significant delays and additional expense in arranging for or creating new facilities or re-architecting
our platform for deployment on a different cloud infrastructure service provider, which would adversely affect our business, financial condition, and results of operations.
Risks Related to Legal and Regulatory Matters
We may become involved in claims, lawsuits, government investigations, and other proceedings that could adversely affect our business, financial condition, and results of operations.
From time to time, we may become involved in various legal proceedings relating to matters incidental to the ordinary course of our business, including intellectual property, commercial, employment, class action, whistleblower, and other litigation and claims, and governmental and other regulatory investigations and proceedings. For example, in April 2021, a former employee filed a complaint against us in the Superior Court of California, claiming consequential damages of $3,000,000 as well as punitive damages, restitution, costs and expenses, and interest, regarding certain unexercised stock options. For additional information, see the section titled “
Business—Legal Proceedings
.” Any claims against us, whether meritorious or not, could be time-consuming, result in costly litigation, be harmful to our reputation, require significant management attention, and divert significant resources. In addition, the expense of litigation and the timing of this expense from period to period are difficult to estimate and subject to change. The risk of litigation may be heightened among public companies, like us, that have recently undergone a merger with a special purpose acquisition company. Determining reserves for our pending litigation is a complex and fact-intensive process that requires significant subjective judgment and speculation. It is possible that a resolution of one or more such proceedings could result in substantial damages, settlement costs, fines, and penalties that could adversely affect our business, financial condition, and results of operations. These proceedings could also result in harm to our reputation and brand, sanctions, consent decrees, injunctions, or other orders requiring a change in our business practices. Because of the potential risks, expenses, and uncertainties of litigation, we may, from time to time, settle disputes, even where we have meritorious claims or defenses, by agreeing to settlement agreements. Any of these consequences could adversely affect our business, financial condition, and results of operations.
Our business is subject to a wide range of laws and regulations, many of which are evolving, and failure to comply with such laws and regulations could harm our business, financial condition, and results of operations.
Our business is subject to regulation by various federal, state, local and foreign governmental agencies, including agencies responsible for monitoring and enforcing laws and regulations related to the deployment and operation of satellites, ground stations, privacy and data protection, intellectual property, investment screening, labor and employment, worker classification, product safety, anti-bribery laws, import and export controls, federal securities laws, and tax laws and regulations. In certain jurisdictions, these regulatory requirements may be more stringent than in the United States. These laws and regulations impose added costs on our business. We monitor these developments and devotes a significant amount of management’s time and external resources towards compliance with these laws, regulations, and guidelines, and such compliance places a significant burden on management’s time and other resources, and it may limit our ability to expand into certain jurisdictions.
Moreover, changes in law, the imposition of new or additional regulations, or the enactment of any new or more stringent legislation that impacts our business could require us to change the way we operate. In addition, changes in laws and regulations applicable to us or our third-party partners referenced herein or changes in their enforcement or regulatory interpretation could result in changes in the legal requirements affecting us (including with retroactive effect) or our partners and suppliers. Any changes in the laws and regulations to which we or our partners and suppliers are subject could adversely affect our business, financial condition and results of operations. It is impossible to predict whether there will be any future changes in the regulatory regimes to which we will be subject or the effect of any such change.

Failure to comply with these laws or regulations or failure to satisfy any criteria or other requirements under such laws or regulations, such as with respect to obtaining and maintaining licenses, certificates, authorizations, and permits critical for the operation of our business, may result in civil penalties or private lawsuits, or result in a delay or the denial, suspension, or revocation of licenses, certificates, authorizations, or permits, which would prevent us from operating our business. For example, our business requires licenses and permits from the FCC, and review by other agencies of the U.S. government. In addition, we are required to maintain similar licenses and permits in Luxembourg and Singapore which impose regulatory and operational requirements. License approval can include an interagency review of safety, operational, radio frequency interference, national security, and foreign policy, and international obligations implications, as well as a review of foreign ownership. We must also comply with laws and regulations relating to the formation, administration, and performance of contracts with the public sector, including U.S. federal governmental organizations, which affects how we do business with governmental agencies. Selling our services to the U.S. government also subjects us to certain regulatory and contractual requirements. Failure to comply with these requirements could subject us to investigations, fines, and other penalties, which would have an adverse effect on our business, financial condition, and results of operations.
The rules and regulations of U.S. and foreign authorities, and their interpretation and application, may change, and such authorities may adopt regulations that limit or restrict our operations as presently conducted or currently contemplated. Such authorities may also make changes in the licenses of our competitors that affect our spectrum. These changes in rules or regulatory policy may significantly affect our business. For example, the FCC has an open notice of proposed rulemaking relating to mitigation of orbital debris which could affect us and our operations. Application of these laws to our business may negatively impact our performance in various ways, limiting the collaborations we may pursue, further regulating the export and re-export
of our services and technology from the United States and abroad, and increasing our costs and the time necessary to obtain required authorization. The adoption of a multi-layered regulatory approach to any one of the laws or regulations to which we are or may become subject, particularly where the layers are in conflict, could require alteration of our manufacturing processes or operational parameters which may adversely impact our business.
Further, because regulations in each country differ, we may not be aware if some of our partners or persons with whom we or our partners do business do not hold the requisite licenses and approvals. Our failure to provide services in accordance with the terms of our licenses or our failure to operate our satellites or ground stations as required by our licenses and applicable laws and government regulations could result in the imposition of government sanctions on us, including the suspension or cancellation of our licenses. Our failure or delay in obtaining the approvals required to operate in other countries would limit or delay our ability to expand our operations into those countries. Our failure to obtain industry-standard or government-required certifications for our services could compromise our ability to generate revenue and conduct our business in other countries. Any imposition of sanctions, loss of license, or failure to obtain the authorizations necessary to use our assigned radio frequency spectrum and to distribute our services in the United States or foreign jurisdictions could cause us to lose sales, hurt our reputation and impair our ability to pursue our business plan.
Noncompliance with applicable regulations or requirements could subject us to:

•	investigations, enforcement actions, orders, and sanctions;

•	mandatory changes to our global satellite system;

•	disgorgement of profits, fines, and damages;

•	civil and criminal penalties or injunctions;

•	claims for damages by our customers;

•	termination of contracts;

•	loss of intellectual property rights; and

•	temporary or permanent debarment from sales to government organizations.
The results of any such claims, lawsuits, arbitration proceedings, government investigations, or other legal or regulatory proceedings cannot be predicted with any degree of certainty. Any claims against us, whether meritorious or not, could be time-consuming, result in costly litigation, be harmful to our reputation, require significant management attention, and divert significant resources. Determining reserves for our pending litigation is a complex and fact-intensive process that requires significant subjective judgment and speculation. It is possible that a resolution of one or more such proceedings could result in substantial damages, settlement costs, fines, and penalties that could adversely affect our business, financial condition, and results of operations. These proceedings could also result in harm to our reputation and brand, sanctions, consent decrees, injunctions, or other orders requiring a change in our business practices. Any of these consequences could adversely affect our business, financial condition, and results of operations. Further, under certain circumstances, we have contractual and other legal obligations to indemnify and to incur legal expenses on behalf of our business and commercial partners and current and former directors and officers.

Further, a temporary or permanent debarment by the U.S. federal government could have a negative impact on our ability to obtain contracts with agencies of U.S. states and localities as well as with
non-U.S.
public sector customers, some of which are required to report any suspension or debarment when submitting a proposal.
Our ability to obtain or maintain licensing authorization for our platform is subject to government rules and processes which can cause delays or failures in obtaining authorizations requested. Further, regulators may adopt new rules and regulations which could impose new requirements impacting our business, financial condition, and results of operations. If we do not maintain regulatory authorizations for our existing satellites, associated ground facilities and terminals, services we provide, or obtain authorizations for our future satellites, associated ground facilities and terminals, and services we provide, we may not be able to operate our existing satellites or expand our operations.
If we fail to obtain or maintain particular authorizations for any of the required licenses for our ground stations, satellite launches, satellite constellations, or for our ability to uplink or downlink satellite data on acceptable terms, such failure could delay or prevent us from offering some or all of our services, including subscription services and project-based services, which could adversely affect our results of business, financial condition, and results of operations.
We may not be able to obtain all of the required regulatory authorizations for the construction, launch, and operation of any of our future satellites or export or import of data. Even if we can obtain the necessary authorizations and licenses, they may impose significant operational restrictions, or not protect us from interference that could affect the use of our satellites. Our ability to secure all requisite governmental approvals is not assured, and the process of obtaining governmental authorizations and licenses can be time consuming, time sensitive, and require compliance with a wide array of administrative and procedural rules. Any failure to obtain required approvals could compromise our ability to generate revenue or conduct our business in one or more countries.
We hold FCC and foreign governmental licensing authority licenses, permits, or approvals for our satellite constellations and earth stations. As we build out our satellite constellation, we will require new licenses, permits, or approvals from the FCC and/or foreign governmental licensing authorities or modifications to existing licenses, permits, or approvals. Changes to our satellite constellation and earth stations may also require prior approval from the FCC or other governmental authorities. These modifications or changes may take time: for example, the FCC typically processes satellite applications for new orbital locations or frequencies on a first come, first served basis. From time to time, we may have pending applications for permanent or temporary changes in frequencies and technical design. From time to time, we have filed or will need to file applications to replace or add satellites to our satellite constellation. These licenses, permits, and approvals are also subject to modification by the FCC and foreign government licensing authorities. In addition, our licenses, permits, and approvals require coordination with various entities, including other federal government agencies. There can be no assurance that the FCC or foreign governmental licensing authorities will renew the licenses we hold, modify the licenses we currently hold, or grant new licenses, or that coordination conditions can continue to be met. If the FCC or a foreign governmental licensing authority revokes, modifies or fails to renew the licenses we hold, or fails to grant a new license or modification, or if we fail to satisfy any of the conditions of our licenses, we may not be able to continue to provide our services.
We believe our current operations are in compliance with FCC and
non-U.S.
licensing jurisdiction requirements. In some cases, we rely upon partners or persons with whom we do business to obtain and maintain required
non-U.S.
regulatory approvals. However, if we or our partners do not maintain the authorizations necessary to operate our platform, we will not be able to operate the satellites covered by those authorizations, unless we obtain authorization from another licensing jurisdiction. Some of our authorizations provide waivers of regulations. If we do not maintain these waivers, we will be subject to operational restrictions or interference that will affect our use of existing satellites. Loss of a satellite authorization could cause us to lose the revenue from services provided by that satellite at a particular orbital location or using a particular frequency band, to the extent these services cannot be provided by satellites at other orbital locations or with a different frequency band.
Our launch and operation of our platform may require additional regulatory authorizations from the FCC or a
non-U.S.
licensing jurisdiction. Obtaining launch windows for planned satellites and ground stations, preparing for launch, and working with the requisite equipment in foreign jurisdictions may require coordination with U.S. and foreign regulators. If any of our current operations are deemed not to be in compliance with applicable regulatory requirements, we may be subject to various sanctions, including fines, loss of authorizations, or denial of applications for new authorizations or renewal of existing authorizations. It is not uncommon for licenses for new satellites or additional operational parameters to be granted just prior to launch, and we expect to receive such licenses for all planned satellites. If we do not obtain required authorizations in the future, we will not be able to operate our planned satellites. If we obtain a required authorization but we do not receive customer acceptance of project-based deliverables regarding the construction, launch, and operation of a satellite by deadlines that may be established in the authorization, we may lose our authorization to operate a satellite using certain frequencies in an orbital location. Any authorizations we may obtain may also impose operational restrictions or permit interference that could affect our use of planned satellites.

Countries or their regulatory authorities or the International Telecommunications Union (the “ITU”), a specialized technical agency of the United Nations, may adopt new laws, policies, or regulations, or change their interpretation of existing laws, policies, or regulations, that could cause our existing authorizations and the frequency allocations that we rely on for use of our satellites to be changed or cancelled, require us to incur additional costs, impose or change existing price ceilings, or otherwise adversely affect our operations or revenues. As a result, any currently held regulatory authorizations and licenses are subject to rescission and renewal and may not remain sufficient or additional authorizations may be necessary that we may not be able to obtain on a timely basis or on terms that are not unduly burdensome. There is no guarantee that such licenses will be renewed. Further, because the regulatory schemes vary by country, we may be subject to regulations in foreign countries of which we are not presently aware that we are not in compliance with, and as a result could be subject to sanctions by a foreign government.
We may be subject to claims that we have wrongfully hired an employee from a competitor, or that our employees, consultants, independent contractors, or advisors have wrongfully used or disclosed confidential information of third parties or that our employees have wrongfully used or disclosed alleged trade secrets of their former employers.
Many of our employees, consultants, independent contractors, and advisors, or individuals that may in the future serve as our employees, consultants, independent contractors, and advisors, are currently or were previously employed at companies including our competitors or potential competitors. Although we try to ensure that our employees, consultants, independent contractors, and advisors do not use the confidential or proprietary information, trade secrets, or know-how
of others in their work for us, we may inadvertently or otherwise use or disclose confidential or proprietary information, trade secrets, or know-how
of these third parties, or confidential or proprietary information, trade secrets, or know-how
that our employees, consultants, independent contractors, or advisors obtained from current or former employers. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. Litigation may be necessary to defend against these claims. Even if we are successful in defending against these claims, litigation could result in substantial cost and be a distraction to our management and employees. Claims that we, our employees, consultants, independent contractors, or advisors have misappropriated the confidential or proprietary information, trade secrets, or know-how
of third parties could have a material adverse effect on our business, financial condition, and results of operations.
We are dependent on the availability and unimpaired use of allocated bands within the radio frequency spectrum and failure to secure spectrum use rights to support our operations and future technological development could impede our growth. Further, our platform may be subject to harmful interference from new or modified spectrum uses.
Our platform is dependent on the use of satellite signals and on terrestrial communication bands. International allocations of radio frequency are made by the ITU. These allocations are further governed by radio regulations that have treaty status and which may be subject to modification every three to four years by the World Radiocommunication Conference. Each country also has regulatory authority over how each band is used in the country. In the United States, the FCC and the National Telecommunications and Information Administration share responsibility for radio frequency allocations and spectrum usage regulations.
Any ITU or local reallocation of radio frequency bands, including frequency band segmentation and sharing of spectrum, or other modifications of the permitted uses of relevant frequency bands, may materially and adversely affect the utility and reliability of our platform and have significant negative impacts on our customers, both of which could reduce demand for our platform. We are licensed to uplink and downlink our data over certain bands. Other countries have considered proposals for use of frequencies used by our platform as well as adjacent bands that could cause harmful interference to our platform.
Our platform also uses other radio frequency bands, such as the GPS and Galileo frequencies, together with the GNSS signal, to provide enhanced GNSS capabilities, such as near real-time kinematics precision. The continuing availability of these non-GNSS
radio frequencies is essential to provide enhanced GNSS products to our commercial and government markets. In addition, transmissions and emissions from other services and equipment operating in adjacent frequency bands or in-band
may impair the utility and reliability of our platform. Any regulatory changes in spectrum allocation or in allowable operating conditions could have a material adverse effect on our business, financial condition, and results of operations.
We are subject to domestic and international governmental export and import controls that would impair our ability to compete in international markets or subject us to liability if we are not in compliance with applicable laws or if we do not secure or maintain the required export authorizations.
In many cases, our services are or may in the future be subject to U.S. export control laws and regulations including the Export Administration Regulations (“EAR”), and the International Traffic in Arms Regulations (“ITAR”), and subject to trade and economic sanctions maintained by OFAC. We are also subject to export control and trade sanctions laws and regulations in the EU, the United Kingdom, Singapore and other jurisdictions in which we operate. As such, an export license may be required to export or re-export
our technology and services to certain countries or
end-users,
or for certain
end-uses.
If we were to fail to comply with such U.S. export controls laws and regulations, U.S. economic sanctions, or other similar laws or regulations in other jurisdictions, we could be subject to both civil and criminal penalties, including substantial fines, possible incarceration for employees and managers for willful violations, and the possible loss of our export or import privileges. Compliance with the EAR, ITAR, and other applicable regulatory requirements regarding the export of our services, including new releases and/or the performance of services, may create delays in the introduction of our services in
non-U.S.
markets, prevent our customers with
non-U.S.
operations from deploying these services throughout their global systems or, in some cases, prevent the export of the services to some countries altogether.
Obtaining the necessary export license for a particular sale or offering may not be possible, may be time-consuming, and may result in the delay or loss of sales opportunities. In addition, compliance with the directives of the Directorate of Defense Trade Controls (“DDTC”), may result in substantial expenses and diversion of management attention. Any failure to adequately address the directives of DDTC could result in civil fines or suspension or loss of our export privileges, any of which could materially adversely affect our business, financial condition, results of operations and growth prospects. Further, U.S. export control laws and economic sanctions as well as similar laws and regulations in other jurisdictions prohibit the export of offerings to certain U.S. embargoed or sanctioned countries, governments, and persons, as well as for prohibited end-uses.
We have failed, and may in the future fail, to secure or maintain at all times all required export authorizations, which could have negative consequences on our business, including reputational harm and civil and criminal penalties. Further, we have failed, and may fail to secure or maintain at all times, all required export authorizations, which could have negative consequences on our business, including reputational harm, and lead to government investigations and criminal and civil penalties. Additionally, even though we take precautions to ensure that we comply with all relevant export control laws and regulations, monitoring and ensuring compliance with these complex export controls and sanctions is particularly challenging because our offerings are widely distributed throughout the world. Even though we take precautions to ensure that we and our partners comply with all relevant export control laws and regulations, any failure by us or our partners to comply with such laws and regulations could have negative consequences for us, including reputational harm, government investigations and penalties.
Any change in domestic or international export or import laws or regulations, economic sanctions, or related legislation, shift in the enforcement or scope of existing export, import, or sanctions laws or regulations, or change in the countries, governments, persons, or technologies targeted by such export, import, or sanctions laws or regulations, could result in decreased use of our platform by, or in our decreased ability to export or sell access to our platform to, existing or potential end-customers
with international operations. Any decreased use of our platform or limitation on our ability to export to or sell access to our platform in international markets would adversely affect our business, financial condition, and results of operations.
We are subject to anti-corruption, anti-bribery, anti-money laundering, and similar laws, and non-compliance
with such laws can subject us to criminal penalties or significant fines, harm our reputation, and adversely affect our business, financial condition, results of operations, and growth prospects.
We are subject to the FCPA, the U.K. Bribery Act 2010, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, and other anti-corruption, anti-bribery, and anti-money laundering laws and regulations in the jurisdictions in which we have offices or does business, both domestic and abroad. These laws and regulations generally prohibit companies, their employees, business partners, third-party intermediaries, representatives, and agents from authorizing, offering, or providing, directly or indirectly, improper payments to government officials, political candidates, political parties, or commercial partners for the purpose of obtaining or retaining business or securing an improper business advantage.
We have interactions with foreign officials, including in furtherance of sales to governmental entities in the United States and in
non-U.S.
countries. We sometimes leverage third parties to conduct our business abroad, and our third-party business partners, representatives, and agents may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities. We may be held liable for the corrupt or other illegal activities of our employees or these third parties, even if we do not explicitly authorize such activities. The FCPA and other applicable laws and regulations also require that we keep accurate books and records and maintain internal controls and compliance procedures designed to prevent any such actions. While we have policies and procedures to address compliance with such laws, we cannot assure you that all of our employees, business partners, third-party intermediaries, representatives, and agents will not take actions in violation of our policies and applicable law, for which we may be ultimately held responsible. Our exposure for violating these laws increases as our international presence expands and as we increase sales and operations in foreign jurisdictions.
Any violation of the FCPA or other applicable anti-bribery, anti-corruption laws, and anti-money laundering laws could result in whistleblower complaints, adverse media coverage, investigations, loss of export privileges, severe criminal or civil sanctions, settlements, prosecution, enforcement actions, fines, damages, or suspension or debarment from government contracts, any of which could adversely affect our reputation, business, stock price, financial condition, results of operations, and growth prospects. In addition, responding to any investigation or action will likely result in a significant diversion of management’s attention and resources and significant defense costs and other professional fees.

Changes in domestic and international tax laws and regulations and those which we are subject to in various tax jurisdictions could adversely affect our business, financial condition, and results of operations.
In December 2017, the legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”), was enacted, which contains significant changes to U.S. tax law, including a reduction in the corporate tax rate and a transition to a new territorial system of taxation. The primary impact of the Tax Act on our provision for income taxes was a reduction of the future tax benefits of our deferred tax assets as a result of the reduction in the corporate tax rate. However, since we have recorded a full valuation allowance against our deferred tax assets, these changes did not have a material impact on our condensed consolidated financial statements. The impact of the Tax Act will likely be subject to ongoing technical guidance and accounting interpretation, which we will continue to monitor and assess. As we expand the scale of our international business activities, any changes in the U.S. or foreign taxation of such activities may increase our worldwide effective tax rate and harm our business, financial condition, and results of operations.
Our international operations subject us to potentially adverse tax consequences. We generally conduct our international operations through subsidiaries and report our taxable income in various jurisdictions worldwide based upon our business operations in those jurisdictions. Our intercompany relationships are subject to complex transfer pricing regulations administered by taxing authorities in various jurisdictions. The relevant taxing authorities may disagree with our determinations as to the value of assets sold or acquired or income and expenses attributable to specific jurisdictions. If such a disagreement were to occur, and our position was not sustained, we could be required to pay additional taxes, interest, and penalties, which could result in one-time
tax charges, higher effective tax rates, reduced cash flows, and lower overall profitability of our operations.
There is also a high level of uncertainty in today’s tax environment stemming from both global initiatives put forth by the Organization for Economic
Co-operation
and Development (the “OECD”), and unilateral measures being implemented by various countries due to a lack of consensus on these global initiatives. As an example, the OECD has put forth two proposals-Pillar One and Pillar
Two-that
revise the existing profit allocation and nexus rules (profit allocation based on location of sales versus physical presence) and ensure a minimal level of taxation, respectively. Further, unilateral measures such as digital services tax and corresponding tariffs in response to such measures are creating additional uncertainty. If these proposals are passed, it is likely that we will have to pay higher income taxes in countries where such rules are applicable.
Our ability to utilize our net operating loss carryforwards and certain other tax attributes to offset future taxable income may be limited.
As of December 31, 2020, we had $135.1 million of federal and $26.8 million of state net operating loss carryforwards (“Net Operating Losses”), available to reduce future taxable income. Of the approximately $135.1 million in U.S. federal Net Operating Losses, approximately $52.6 million will be carried forward indefinitely for U.S. federal tax purposes and approximately $82.5 million will expire between 2032 and 2037. Our $26.8M of state Net Operating Losses will expire in various tax years beginning in 2032. It is possible that we will not generate taxable income in time to use Net Operating Losses before their expiration, or at all.
In addition, our federal and state Net Operating Losses and certain tax credits may be subject to significant limitations under Section 382 and Section 383, respectively of the Internal Revenue Code of 1986, as amended (the “Code”), and similar provisions under state law. In general, under those sections of the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change
net operating loss carryforwards and other
pre-change
tax attributes, such as research and development tax credits, to offset its post- change income or tax liability may be limited. In general, an “ownership change” will occur if there is a cumulative change in our ownership by
“5-percent
stockholders” that exceeds 50 percentage points over a rolling three-year period. The Merger, the PIPE Investment or future changes in our stock ownership, which may be outside of our control, may trigger an ownership change. Similar provisions of state tax law may also apply to limit our use of our accumulated state tax attributes. As a result, even if we earn net taxable income in the future, our ability to use our or Old Spire’s pre-change
Net Operating Losses and other tax attributes to offset such taxable income or tax liability may be subject to limitations, which could potentially adversely affect our cash flows and result in increased future income tax liability.
The Tax Act, as amended by the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), among other things, includes changes to U.S. federal tax rates and the rules governing Net Operating Losses. For Net Operating Losses arising in tax years beginning after December 31, 2017, the Tax Act, as modified by the CARES Act, limits a taxpayer’s ability to utilize Net Operating Losses to 80% of taxable income (as calculated before taking the Net Operating Losses, and certain other tax attributes, into account) for taxable years beginning after December 31, 2020. In addition, Net Operating Losses arising in tax years ending after December 31, 2017 and before January 1, 2021 may be carried back to each of the five taxable years preceding the tax year of such loss, but Net Operating Losses arising in taxable years beginning after December 31, 2020 may not be carried back. Net Operating Losses arising in tax years beginning after December 31, 2017 can be carried forward indefinitely. Net Operating Losses generated in tax years beginning before January 1, 2018 will not be subject to the taxable income limitation and will continue to have a two-year
carryback and twenty-year carryforward period. As we maintain a full valuation allowance against our U.S. Net Operating Losses and have been in U.S. taxable losses since inception, these changes did not impact our consolidated balance sheet as of December 31, 2020.

However, in future years, if and when a net deferred tax asset is recognized related to our Net Operating Losses, the changes in the new limitation on the use of Net Operating Losses may significantly impact our valuation allowance assessments for Net Operating Losses generated after December 31, 2017.
There is also a risk that due to federal or state regulatory changes, such as suspensions on the use of Net Operating Losses, tax credits or other tax attributes, in light of the needs of various jurisdictions, including some states, to raise additional revenue to help counter the fiscal impact from the
COVID-19
pandemic, possibly with retroactive effect, or other unforeseen reasons, our existing Net Operating Losses, tax credits or other tax attributes could expire or otherwise be unavailable to offset future income tax liabilities. A temporary suspension of the use of certain Net Operating Losses and tax credits has been enacted in California, and other states may enact suspensions as well.
Taxing authorities may successfully assert that we should have collected or in the future should collect sales and use, value added, or similar taxes, and any such assessments could adversely affect our business, financial condition, and results of operations.
We do not collect sales and use, value added, and similar taxes in all jurisdictions in which we have sales, based on our belief that such taxes are not applicable. Sales and use, value added, and similar tax laws and rates vary greatly by jurisdiction. Certain jurisdictions in which we do not collect such taxes may assert that such taxes are applicable, which could result in tax assessments, penalties, and interest, and we may be required to collect such taxes in the future. Such tax assessments, penalties, interest, or future requirements would adversely affect our financial condition and results of operations. Further, in June 2018, the Supreme Court held in
South Dakota v. Wayfair, Inc.
that states could impose sales tax collection obligations on out-of-state
sellers even if those sellers lack any physical presence within the states imposing the sales taxes. Under
Wayfair
, a person requires only a “substantial nexus” with the taxing state before the state may subject the person to sales tax collection obligations therein. An increasing number of states (both before and after the publication of Wayfair) have considered or adopted laws that attempt to impose sales tax collection obligations on out-of-state
sellers. The Supreme Court’s
Wayfair
decision has removed a significant impediment to the enactment and enforcement of these laws, and it is possible that states may seek to tax out-of-state
sellers on sales that occurred in prior tax years, which could create additional administrative burdens for us, put us at a competitive disadvantage if such states do not impose similar obligations on our competitors, and decrease our future sales, which would adversely impact our business, financial condition, and results of operations.
Risks Relating to Financial and Accounting Matters
Our current insurance does not protect us against all satellite-related losses that we may experience.
Our business is subject to a number of risks and hazards including adverse conditions. Such occurrences could result in damage to equipment, personal injury or death, monetary losses, and possible legal liability. In addition, changes in the regulatory environment could impose additional insurance requirements on satellite operators. Despite any insurance coverage which we currently have or may secure in the future, the nature of these risks is such that liabilities might exceed policy limits, the liabilities and hazards might not be insurable, or we may elect not to insure against such liabilities due to high premium costs or other reasons, in which event we could incur significant costs that could have a material adverse effect on our financial position.
Our current insurance does not protect us against all satellite-related losses that we may experience. Our insurance does not protect us against business interruption, loss of revenues, or delay of revenues. In addition, we only carry third-party liability insurance outside of the United States. Our existing third-party liability, launch, and in-orbit
insurance policies may include, and any future policies that we may obtain may include, specified exclusions, deductibles and material change limitations. Typically, these insurance policies exclude coverage for damage or losses arising from acts of war, anti-satellite devices, electromagnetic or radio frequency interference, and other similar potential risks for which exclusions are customary in the industry at the time the policy is written. In addition, they typically exclude coverage for satellite health-related problems affecting our satellites that are known at the time the policy is written or renewed. Any claims under existing policies are subject to settlement with the insurers.
The price, terms, and availability of satellite insurance has increased significantly in recent years. These increases may be attributed to recent satellite launch or in-orbit
failures and general conditions in the insurance industry, including the limited number of insurance providers. Launch and in-orbit
policies on satellites may not continue to be available on commercially reasonable terms or at all or we may determine that it is not in our interest to purchase insurance in certain circumstances. To the extent we experience a launch or in-orbit
failure that is not fully insured or not insured at all, such failures could harm our financial position. In addition, higher premiums on insurance policies increase costs, thereby reducing our available cash. In addition to higher premiums, insurance policies may provide for higher deductibles, shorter coverage periods, higher loss percentages required for constructive total loss claims and additional satellite health-related policy exclusions. If we experience significant uninsured losses, such events could have a material adverse impact on our business, financial condition, and results of operations.

We may face fluctuations in currency exchange rates, which could adversely affect our financial condition and results of operations.
As we continue to expand internationally, we will become more exposed to fluctuations in currency exchange rates. A portion of our operating expenses are incurred outside of the United States and denominated in foreign currencies. The strengthening of the U.S. dollar relative to foreign currencies increases the real cost of our platform for our customers outside of the United States, which could lead to the lengthening of our sales cycle or reduced demand for our platform. The fluctuations in currency exchange rates could increase the cost of expenses such as payroll, utilities, tax, and marketing expenses, as well as overseas capital expenditures. As we continue our international expansion, increased international sales may result in foreign currency denominated sales, increasing our foreign currency risk. Moreover, this continued expansion will increase operating expenses incurred outside the United States and denominated in foreign currencies. If we are not able to successfully hedge against the risks associated with currency fluctuations, our financial condition and results of operations would be adversely affected. To date, we have not entered into any hedging transactions in an effort to reduce our exposure to foreign currency exchange risk While we may decide to enter into hedging transactions in the future, the availability and effectiveness of these hedging transactions may be limited and we may not be able to successfully hedge our exposure, which would adversely affect our business, financial condition, and results of operations.
Our results of operations may be adversely affected by changes in accounting principles applicable to us.
Generally Accepted Accounting Principles in the United States of America (“GAAP”) is subject to interpretation by the Financial Accounting Standards Board, the SEC, and other various bodies formed to promulgate and interpret appropriate accounting principles. Changes in accounting principles applicable to it, or varying interpretations of current accounting principles, in particular, with respect to revenue recognition of our solutions, could have a significant effect on our reported results of operations. Further, any difficulties in the implementation of changes in accounting principles, including the ability to modify our accounting systems, could cause us to fail to meet our financial reporting obligations, which could result in regulatory discipline and harm investors’ confidence in us.
Our estimates or judgments relating to our critical accounting policies may be based on assumptions that change or prove to be incorrect, which could cause our results of operations to fall below expectations of securities analysts and investors, resulting in a decline in the market price of our common stock.
Our estimates or judgments relating to our critical accounting policies may be based on assumptions that change or prove to be incorrect, which could cause our results of operations to fall below expectations of securities analysts and investors, resulting in a decline in the market price of our common stock.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as described in the section titled “
Management’s Discussion and Analysis of Financial Condition and Results of Operations
.” The results of these estimates form the basis for making judgments about the recognition and measurement of certain assets and liabilities and revenue and expenses that is not readily apparent from other sources. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the dates of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Management’s significant estimates include assumptions in revenue recognition, and fair value of our common stock, equity awards and warrant liabilities. Actual results could differ from those estimates. If our assumptions change or if actual circumstances differ from those in our assumptions, our results of operations could be adversely affected, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the market price of our common stock.
We may fail to maintain an effective system of disclosure controls and internal control over financial reporting, which could impair our ability to produce timely and accurate financial statements or comply with applicable regulations.
We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), and the listing standards of the NYSE. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are continuing to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we will file with the SEC is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that information required to be disclosed in reports under the Exchange Act is accumulated and communicated to our principal executive and financial officers. We are also continuing to improve our internal control over financial reporting. We have expended, and anticipate that we will continue to expend, significant resources in order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting.

Our current controls and any new controls that we develop may become inadequate because of changes in the conditions in our business, including increased complexity resulting from any international expansion. Further, weaknesses in our disclosure controls or our internal control over financial reporting have been and may be discovered in the future. Any failure to develop or maintain effective controls, or any difficulties encountered in their implementation or improvement, could harm our results of operations or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting could also adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we will eventually be required to include in our periodic reports that will be filed with the SEC. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely adversely affect the market price of our common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the NYSE. As a public company, we are required to provide an annual management report on the effectiveness of our internal control over financial reporting commencing with our annual report on Form
10-K.
We identified material weaknesses in our internal control over financial reporting. If we are unable to remediate these material weaknesses, or if we identify additional material weaknesses in the future or otherwise fail to maintain effective internal control over financial reporting, it may result in material misstatements of our consolidated financial statements or cause us to fail to meet our periodic reporting obligations, which may adversely affect our business, financial condition, and results of operations.
We have identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. These material weaknesses are as follows:
We did not design and maintain an effective control environment commensurate with the financial reporting requirements of a public company. Specifically, we lacked a sufficient number of professionals with an appropriate level of internal controls and accounting knowledge, training, and experience to appropriately analyze, record and disclose accounting matters timely and accurately. Additionally, the lack of a sufficient number of professionals resulted in an inability to consistently establish appropriate authorities and responsibilities in pursuit of our financial reporting objectives, as demonstrated by, amongst other things, insufficient segregation of duties in our finance and accounting functions. This material weakness contributed to the following additional material weaknesses:

(i)
We did not design and maintain an effective risk assessment process at a precise enough level to identify new and evolving risks of material misstatement in our financial statements. Specifically, changes to existing controls or the implementation of new controls have not been sufficient to respond to changes to the risks of material misstatement in the financial statements;

(ii)
We did not design and maintain effective controls over the segregation of duties related to journal entries and account reconciliations. Specifically, certain personnel have the ability to both (a) create and post journal entries within our general ledger system, and (b) prepare and review account reconciliations;

The material weaknesses above resulted in certain immaterial audit adjustments, which were recorded prior to the issuance of the consolidated financial statements as of and for the year ended December 31, 2020. Additionally, these material weaknesses could result in a misstatement of substantially all of our accounts or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

(iii)
We did not design and maintain effective controls related to the identification of and accounting for certain non-routine,
unusual or complex transactions, including the proper application of GAAP of such transactions. Specifically, we did not design and maintain controls to timely identify and account for warrant instruments. This material weakness resulted in the restatement of the previously issued financial statements of NavSight related to adjustments to warrant liabilities and equity.

Additionally, these material weaknesses could result in a misstatement of substantially all of our accounts or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

(iv)
We did not design and maintain effective controls over certain information technology (“IT”) general controls for information systems that are relevant to the preparation of our financial statements. Specifically, we did not design and maintain:

(a)	user access controls to ensure appropriate segregation of duties and that adequately restrict user and privileged access to financial applications, programs, and data to appropriate company personnel;

(b)
program change management controls for our financial systems to ensure that IT program and data changes affecting financial IT applications and underlying accounting records are identified, tested, authorized, and implemented appropriately; and

(c)	testing and approval controls for program development to ensure that new software development is aligned with business and IT requirements.
These IT deficiencies did not result in a misstatement to the financial statements, however, the deficiencies, when aggregated, could impact our ability to maintain effective segregation of duties, as well as the effectiveness of
IT-dependent
controls (such as automated controls that address the risk of material misstatement to one or more assertions, along with the IT controls and underlying data that support the effectiveness of system-generated data and reports) that could result in misstatements potentially impacting all financial statement accounts and disclosures that would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected. Accordingly, management has determined these deficiencies in the aggregate constitute a material weakness.
We will take certain measures to remediate these material weaknesses described above, including the following:

(i)	hiring additional accounting and IT personnel, to bolster our reporting, technical accounting, and IT capabilities;

(ii)	establishing appropriate authorities and responsibilities, including segregation of duties, in pursuit of our financial reporting objectives;

(iii)	engaging a third party to assist in designing and implementing controls, including controls to ensure appropriate segregation of duties related to journal entries and account reconciliations;

(iv)
designing and implementing controls to timely identify and account for non-routine,
unusual or complex transactions, including controls over the preparation and review of accounting memoranda addressing these matters;

(v)	designing and implementing a formal risk assessment process to identify and evaluate changes in our business and the impact on our internal controls; and

(vi)	designing and implementing IT general controls, including controls over the review and update of user access rights and privileges, change management, and program development approvals and testing.
We have hired and will continue to hire additional accounting and IT personnel to establish appropriate authorities and responsibilities in our financial reporting function, engaged a third-party resource to assist us in designing and implementing controls, and begun to implement appropriate segregation of duties related to journal entries and reconciliations. The material weaknesses will not be considered remediated until management completes the design and implementation of the measures described above and the controls operate for a sufficient period of time and management has concluded, through testing, that these controls are effective.
We are working to remediate the material weaknesses as efficiently and effectively as possible; full remediation is expected to go beyond December 31, 2021. At this time, we cannot provide an estimate of costs expected to be incurred in connection with implementing this remediation plan; however, these remediation measures will be time consuming, will result in us incurring significant costs, and will place significant demands on our financial and operational resources.
We cannot assure that the measures we have taken to date and may take in the future, will be sufficient to remediate the control deficiencies that led to our material weaknesses in internal control over financial reporting or that they will prevent or avoid potential future material weaknesses to be identified in the future. The effectiveness of our internal control over financial reporting is subject to various inherent limitations, including cost limitations, judgments used in decision making, assumptions about the likelihood of future events, the possibility of human error, and the risk of fraud. Any failure to design, implement, and maintain effective internal control over financial reporting or any difficulties encountered in their implementation or improvement may result in material misstatements of our consolidated financial statements or cause us to fail to meet our periodic reporting obligations, which may adversely affect our business, financial condition, and results of operations.
Our metrics and estimates used to evaluate our performance and make operating results projections, rely in large part upon assumptions and analyses developed by us, are subject to inherent challenges in measurement, and any real or perceived inaccuracies in those estimates may harm our reputation and negatively affect our business.
We regularly review and may adjust our processes for calculating our metrics and estimates used to make projections about our operating results, evaluate our growth, measure our performance, and make strategic decisions. Our analysis is based on data such as renewal and upsell rates, number of new customers, average selling prices, sales pipeline analysis, sales quota targets and expected achievement, bookings, billings, number of satellites to be built and launched, number of ground stations to be built and put into service, headcount that is required to support the business, and non-headcount
spending that is required to support the business. These

metrics are calculated using internal company data and have not been evaluated by a third party. Our metrics and estimates may differ from estimates published by third parties or from similarly titled metrics of our competitors due to differences in methodology or the assumptions on which we rely. While we believe our assumptions and the data underlying our metrics and estimates are reasonable, these metrics and estimates may not be accurate and the conditions supporting our metrics and estimates may change at any time, thereby reducing the predictive accuracy of these underlying factors. As a result, our metrics and estimates of the total addressable market, as well as the expected growth rate for the total addressable market, may prove to be inaccurate. Even if the markets in which we compete meet the size estimates and growth we have forecasted, our business could fail to grow at similar rates, if at all. If securities analysts or investors do not consider our metrics or estimates to be accurate representations of our business, or if we discover material inaccuracies in our metrics or estimates, then the market price of our common stock could decline, our reputation and brand could be harmed, our actual results might diverge from our operating results projections, and our business, financial condition, and results of operations could be adversely affected.
We have substantial indebtedness under our credit facility and our obligations thereunder may limit our operational flexibility or otherwise adversely affect our financial condition.
In April 2021, we entered into the FP Credit Agreement, which provides us with a senior secured convertible credit facility in an aggregate principal amount of $70.0 million that was fully drawn in May 2021. We used a portion of the proceeds from the term loan to repay our outstanding obligations under our existing credit facilities with Eastward Fund Management, LLC (“Eastward”) and European Investment Bank (“EIB”). There can be no assurance that we will be able to repay this indebtedness when due, or that we will be able to refinance this indebtedness on acceptable terms or at all.
Our indebtedness could adversely impact our business. For example, these obligations could, among other things:

•	make it difficult for us to pay other obligations;

•	increase our cost of borrowing from other sources;

•	make it difficult to obtain favorable terms for any necessary future financing for working capital, capital expenditures, investments, acquisitions, debt service requirements, or other purposes;

•	restrict us from making acquisitions or cause us to make divestitures or similar transactions;

•	adversely affect our liquidity and result in a material adverse effect on our financial condition upon repayment of the indebtedness;

•	require us to dedicate a substantial portion of our cash flow from operations to service and repay the indebtedness, reducing the amount of cash flow available for other purposes;

•	limit our ability to hire or properly support our infrastructure which could have adverse impact on revenue, margins and overall financial performance;

•	increase our vulnerability to adverse economic conditions;

•	place us at a competitive disadvantage compared to our less leveraged competitors; and

•	limit our flexibility in planning for and reacting to changes in our business.
Restrictions imposed by our outstanding indebtedness and any future indebtedness may limit our ability to operate our business and to finance our future operations or capital needs or to engage in acquisitions or other business activities necessary to achieve growth.
The terms of the FP Credit Agreement restrict us from engaging in specified types of transactions. These covenants restrict our ability to, among other things:

•	incur additional indebtedness;

•	create or incur liens;

•	engage in consolidations, amalgamations, mergers, liquidations, dissolutions or dispositions;

•	sell, transfer or otherwise dispose of assets;

•	pay dividends and distributions on, or purchase, redeem, defease, or otherwise acquire or retire for value, our capital stock;

•	make acquisitions, investments, loans (including guarantees), advances, or capital contributions; and

•	engage in certain intercompany transactions and other transactions with affiliates.
In addition, the FP Credit Agreement requires that, prior to consummating certain transactions, including the Merger, we maintain unrestricted cash of at least $15.0 million, as of the last day of each fiscal quarter and as determined in accordance with the FP Credit Agreement, unless we are able to maintain positive EBITDA. We cannot guarantee that we will be able to maintain compliance with these various covenants or, if we fail to do so, that we will be able to obtain waivers from the lenders and/or amend the covenants. Even if we comply with all of the applicable covenants, the restrictions on the conduct of our business could adversely affect our business by, among other things, limiting our ability to take advantage of financing opportunities, mergers, acquisitions, investments, and other corporate opportunities that may be beneficial to our business.
A change in control or a breach of any of the covenants in the FP Credit Agreement could result in an event of default, which, if not cured or waived, could trigger acceleration of our indebtedness and an increase in the interest rates applicable to such indebtedness, and may result in the acceleration of or default under any other debt we may incur in the future to which a cross-acceleration or cross-default provision applies. The acceleration of the indebtedness under our credit agreements or under any other indebtedness, could have a material adverse effect on our business, results of operations, and financial condition. In the event of any default under our existing or future credit facilities, the applicable lenders could elect to terminate borrowing commitments and declare all borrowings and loans outstanding, together with accrued and unpaid interest and any fees and other obligations, to be due and payable. In addition, our obligations under the FP Credit Agreement are secured by a security interest in substantially all of our assets. During the existence of an event of default under the FP Credit Agreement, the lenders could exercise their rights and remedies thereunder, including by way of initiating foreclosure proceedings against any assets constituting collateral for our obligations under such credit facility.
We may be unable to generate sufficient cash flow to satisfy our significant debt service obligations, which could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
Our ability to make scheduled payments on or to refinance our debt obligations depends on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to certain financial, business, legislative, regulatory, and other factors beyond our control. We may not be able to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and/or interest on our indebtedness. If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments, acquisitions, capital expenditures, and payments on account of other obligations, seek additional capital, restructure or refinance our indebtedness, or sell assets. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. Our ability to restructure or refinance our debt will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and could require us to comply with more onerous covenants, which could further restrict our business operations. In addition, we cannot assure you that we will be able to refinance any of our indebtedness on commercially reasonable terms, or at all.
If we are at any point unable to repay or otherwise refinance our indebtedness when due, or if any other event of default (including as a result of our failure to comply with any of our affirmative or negative covenants) is not cured or waived, the applicable lenders could accelerate our outstanding obligations or proceed against the collateral granted to them to secure that indebtedness, which could force us into bankruptcy or liquidation. In the event the applicable lenders accelerate the repayment of our borrowings, we and our subsidiaries may not have sufficient assets to repay that indebtedness. Any acceleration of amounts due under the agreements governing our credit facility or the exercise by the applicable lenders of their rights under the security documents would likely have a material adverse effect on our business.
Risks Related to Our Common Stock
Delaware law and our certificate of incorporation and bylaws contain certain provisions, including anti- takeover provisions, that limit the ability of stockholders to take certain actions and could delay or discourage takeover attempts that stockholders may consider favorable.
Our certificate of incorporation and bylaws contain provisions that could have the effect of rendering more difficult, delaying, or preventing an acquisition deemed undesirable by our board of directors and therefore depress the trading price of our Class A common stock. These provisions could also make it difficult for stockholders to take certain actions, including electing directors who are not nominated by the current members of our board of directors or taking other corporate actions, including effecting changes in our management. Among other things, our certificate of incorporation and bylaws include provisions regarding:

•
a dual-class common stock structure, which provides the Founders with the ability to determine or significantly influence the outcome of matters requiring stockholder approval, even if they own significantly less than a majority of the shares of outstanding common stock;

•	our board of directors is classified into three classes of directors with staggered three-year terms and directors will only able to be removed from office for cause;

•
authorizing “blank check” preferred stock, which could be issued by our board of directors without stockholder approval and may contain voting, liquidation, dividend, and other rights superior to our common stock;

•	limiting the liability of, and providing indemnification to, our directors and officers;

•	prohibiting cumulative voting in the election of directors;

•
providing that vacancies on our board of directors may be filled only by majority of directors then in office, including those who have so resigned, of our board of directors, even though less than a quorum;

•	prohibiting the ability of our stockholders to call special meetings;

•	establishing an advance notice procedure for stockholder proposals to be brought before an annual meeting, including proposed nominations of persons for election to our board of directors; and

•	specifying that special meetings of our stockholders can be called only by a majority of our board of directors, the chairperson of our board of directors, or our president.
These provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors, which is responsible for appointing the members of our management. In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the DGCL, which generally prohibits a Delaware corporation from engaging in any of a broad range of business combinations with any “interested” stockholder for a period of three years following the date on which the stockholder became an “interested” stockholder.
Our bylaws provide, subject to limited exceptions, that the Court of Chancery of the State of Delaware will be the sole and exclusive forum for certain stockholder litigation matters, which could limit our stockholders’ ability to obtain a chosen judicial forum for disputes with us or our directors, officers, employees, or stockholders.
Our bylaws require, to the fullest extent permitted by law, that derivative actions brought in our name, actions against directors, officers, and employees for breach of fiduciary duty and other similar actions may be brought in the Court of Chancery in the State of Delaware or, if that court lacks subject matter jurisdiction, another federal or state court situated in the State of Delaware. Any person or entity purchasing or otherwise acquiring any interest in shares of our Class A common stock shall be deemed to have notice of and consented to the forum provisions in our bylaws. In addition, our bylaws provide that the federal district courts of the United States shall be the exclusive forum for the resolution of any complaint asserting a cause of action under the Securities Act.
This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum of its choosing for disputes with us or any of our directors, officers, other employees or stockholders, which may discourage lawsuits with respect to such claims. Alternatively, if a court were to find the choice of forum provision contained in our bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, financial condition, and results of operations.
The dual class structure of our common stock has the effect of concentrating voting power with the Founders, which will limit an investor’s ability to influence the outcome of important transactions, including a change in control. Additionally, two of the Founders, Peter Platzer and Theresa Condor, are husband and wife, which may further concentrate the influence of the Founders and further limit an investor’s ability to influence the company.
The dual-class structure of our common stock has the effect of concentrating voting power with our Founders, which will limit your ability to influence the outcome of matters submitted to our stockholders for approval, including the election of our board of directors, the adoption of amendments to our certificate of incorporation and bylaws, and the approval of any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction. Our Class A common stock has one vote per share and our Class B common stock that is held only by our Founders has nine votes per share. Accordingly, the Founders hold approximately 52.4% of the voting power of our outstanding capital stock in the aggregate as of September 30, 2021. Additionally, two of the Founders, Peter Platzer and Theresa Condor, who are husband and wife, hold approximately 36.4% of the voting power of our outstanding capital stock in the aggregate as of September 30, 2021. As a result, Peter Platzer and Theresa Condor and the other Founders will be able to determine or significantly influence any action requiring the approval of our stockholders, including the election of our board of directors, the adoption of amendments to our certificate of incorporation and bylaws, and the approval of any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction. The Founders may have interests that differ from yours and may vote in a way with which you disagree, and which may be adverse to your interests. This concentrated control may have the effect of delaying, preventing, or deterring a change in control, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of the company, and might ultimately affect the market price of our common stock. Further, the separation between voting power and economic interests could cause conflicts of interest between the Founders and our other stockholders, which may result in the Founders undertaking, or causing us to undertake, actions that would be desirable for themselves but would not be desirable for our other stockholders. The numbers of shares and percentage interests set forth above assume that there are no future exercises of the warrants.
Future transfers by the holders of our Class B common stock will generally result in those shares automatically transferring to us for no consideration, subject to limited exceptions, such as certain transfers effected for estate planning or other transfers among the Founders and their family members.
In addition, each share of our Class B common stock will automatically be transferred to us for no consideration upon the following events: (i) on the affirmative written election of such holder to transfer such share of our Class B common stock to us, or if later, at the time or the happening of a future event specified in such written election (which election may be revoked by such holder prior to the date on which the automatic transfer to us would otherwise occur unless otherwise specified by such holder); (ii) the date fixed by our board of directors that is no less than 61 days and no more than 180 days following the first time after 11:59 p.m. Eastern Time on the Closing Date that both (a) such Founder is no longer providing services to us as an officer, employee, or consultant and (b) such Founder is no longer a director of the company; (iii) the date fixed by our board of directors that is no less than 61 days and no more than 180 days following the date that such Founder’s employment with us is terminated for cause (as defined in our certificate of incorporation); and (iv) upon the death or disability (as defined in our certificate of incorporation) of such Founder.
The trading price of our securities may be volatile, and you could lose all or part of your investment.
The trading price of our securities could be volatile and subject to wide fluctuations in response to various factors, some of which are beyond our control. Any of the factors listed below could have a material adverse effect on your investment in our securities and our securities may trade at prices significantly below the price you paid for them. In such circumstances, the trading price of our securities may not recover and may experience a further decline.
Factors affecting the trading price of our securities may include:

•	actual or anticipated fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to us;

•	the perceived benefits of the Merger failing to meet the expectations of investors or securities analysts;

•	changes in the market’s expectations about our operating results;

•	success of competitors;

•	our operating results failing to meet the expectation of securities analysts or investors in a particular period;

•	changes in financial estimates and recommendations by securities analysts concerning us or the satellite data and analytics industry in general;

•	operating and share price performance of other companies that investors deem comparable to us;

•	our ability to bring our services and technologies to market on a timely basis, or at all;

•	changes in laws and regulations affecting our business;

•	our ability to meet compliance requirements;

•	commencement of, or involvement in, litigation involving us;

•	changes in our capital structure, such as future issuances of securities or the incurrence of additional debt;

•	the volume of shares of our common stock available for public sale;

•	any major change in our board of directors or management;

•	sales of substantial amounts of shares of our common stock by our directors, executive officers, or significant stockholders or the perception that such sales could occur; and

•	general economic and political conditions such as recessions, interest rates, fuel prices, international currency fluctuations, and acts of war or terrorism.
Broad market and industry factors may materially harm the market price of our securities irrespective of our operating performance. The stock market in general, and the securities of technology companies in particular, have experienced price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the particular companies affected. The trading prices and valuations of these stocks, and of our securities, may not be predictable. A loss of investor confidence in the market for retail stocks or the stocks of other companies which investors perceive to be similar to us could depress our share price regardless of our business, financial conditions, or results of operations. A decline in the market price of our securities also could adversely affect our ability to issue additional securities and our ability to obtain additional financing in the future.
We do not expect to declare any dividends in the foreseeable future.
We have never declared nor paid cash dividends on our capital stock. We currently intend to retain any future earnings to finance the operation and expansion of our business, and we do not anticipate declaring or paying any dividends to holders of our capital stock in the foreseeable future. Additionally, our ability to pay cash dividends on our common stock is limited by restrictions under the terms of the FP Term Loan. Consequently, investors may need to rely on sales of their shares after price appreciation, which may never occur, as the only way to realize any future gains on their investment.
Certain warrants are being accounted for as a warrant liability and are being recorded at fair value upon issuance with changes in fair value each period reported in earnings, which may have an adverse effect on the market price of our common stock.
Under GAAP, we are required to evaluate warrants to determine whether they should be accounted for as a warrant liability or as equity. We have concluded that certain warrants contain provisions requiring liability classification. Therefore, as described in our financial statements and the financial statements of NavSight included herein, we are accounting for certain warrants as a warrant liability and are recording that liability at fair value upon issuance. We will record any subsequent changes in fair value as of the end of each period for which earnings are reported. The impact of changes in fair value on earnings may have an adverse effect on the market price of our common stock and may cause fluctuations in our results of operations based on factors that are outside of our control.
General Risk Factors
Operating as a public company requires us to incur substantial costs and requires substantial management attention. In addition, key members of our management team have limited experience in operating a public company.
As a public company, we incur substantial legal, accounting, administrative, and other costs and expenses that Old Spire did not incur as a private company. The Sarbanes-Oxley Act, including the requirements of Section 404, as well as rules and regulations subsequently implemented by the SEC, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, and the rules and regulations promulgated and to be promulgated thereunder, the PCAOB and the securities exchanges, impose additional reporting and other obligations on public companies. Compliance with public company requirements increases costs and make certain activities more time-consuming. A number of those requirements require us to carry out activities that Old Spire had not done previously. For example, we created new board committees and adopted new internal controls and disclosure controls and procedures. In addition, we incur expenses associated with SEC reporting requirements. Furthermore, if any issues in complying with those requirements are identified (for example, if management or our independent registered public accounting firm identifies additional material weaknesses in the internal control over financial reporting), we could incur additional costs rectifying those issues, and the existence of those issues could adversely affect our reputation or investor perceptions of us. It may also be more expensive to obtain director and officer liability insurance. Risks associated with our status as a public company may make it more difficult to attract and retain qualified persons to serve on our board of directors or as executive officers. The additional reporting and other obligations imposed by these rules and regulations will increase legal and financial compliance costs and the costs of related legal, accounting, and administrative activities. These increased costs will require us to divert a significant amount of money that could otherwise be used to expand the business and achieve strategic objectives. Advocacy efforts by stockholders and third parties may also prompt additional changes in governance and reporting requirements, which could further increase costs.
Additionally, many members of our management team have limited experience managing a publicly traded company, interacting with public company investors, and complying with the increasingly complex laws pertaining to public companies. Our management team may not successfully or effectively manage our transition to a public company that will be subject to significant regulatory oversight and reporting obligations under federal securities laws and the continuous scrutiny of securities analysts and investors. These new obligations and constituencies will require significant attention from our senior management and could divert their attention away from the
day-to-day
management of our business, which could adversely affect our business, financial condition, and results of operations. We may not have adequate personnel with the appropriate level of knowledge, experience, and training in the accounting policies, practices, or internal controls over financial reporting required of public companies in the United States. The development and implementation of the standards and controls necessary for us to achieve the level of accounting standards required of a public company in the United States may require costs greater than expected. It is possible that we will be required to expand our employee base and hire additional employees to support our operations as a public company which will increase our operating costs in future periods.
We depend on our management team and other highly skilled personnel, and we may fail to attract, retain, motivate, or integrate highly skilled personnel, which could adversely affect our business, financial condition, and results of operations.
We depend on the continued contributions of our management team, key employees, and other highly skilled personnel. All of our U.S.-based employees work for us on an at will basis, and there is no assurance that any such employee will remain with us. Our competitors may be successful in recruiting and hiring members of our management team or other key employees, and it may be difficult for us to find suitable replacements on a timely basis, on competitive terms, or at all. If we are unable to attract and retain the necessary employees, particularly in critical areas of our business, we may not achieve our strategic goals. In addition, from time to time, there may be changes in our senior management team that may be disruptive to our business. If our senior management team fails to work together effectively and to execute our plans and strategies, our business, financial condition, and results of operations could be adversely affected.
Our future success also depends, in part, on our ability to continue to attract and retain highly skilled personnel. Competition for these personnel is intense, and the industry in which we operate is generally characterized by significant competition for skilled personnel as well as high employee attrition. We may not be successful in attracting, retaining, training, or motivating qualified personnel to fulfill our current or future needs. Furthermore, our ability to attract and retain employees may be affected by the
COVID-19
pandemic and its effects on global workforce patterns and employee expectations regarding returning to offices, and may result in a more geographically distributed workforce than we anticipate. Additionally, the former employers of our new employees may attempt to assert that our new employees or we have breached their legal obligations, which may be time-consuming, distracting to management, and may divert our resources. Current and potential personnel also often consider the value of equity awards they receive in connection with their employment, and to the extent the perceived value of our equity awards declines relative to our competitors, our ability to attract and retain highly skilled personnel may be harmed. We may need to invest significant amounts of cash and equity to attract and retain new employees and expend significant time and resources to identify, recruit, train, and integrate such employees, and we may never realize returns on these investments. If we are unable to effectively manage our hiring needs or successfully integrate new hires, our efficiency, ability to meet forecasts, and employee morale, productivity, and engagement could suffer, which could adversely affect our business, financial condition, and results of operations.
Our failure to timely and effectively implement controls and procedures required by Section 404(a) of the Sarbanes-Oxley Act could have a material adverse effect on our business.
In connection with filing our first Annual Report on Form
10-K
following the Closing, we will be required to provide management’s attestation on internal controls. The standards required for a public company under Section 404(a) of the Sarbanes-Oxley Act are significantly more stringent than those required of Spire as a privately-held company. Our management may not be able to effectively and timely implement controls and procedures that adequately respond to the increased regulatory compliance and reporting requirements. If we are not able to implement the additional requirements of Section 404(a) in a timely manner or with adequate compliance, we may not be able to assess whether our internal controls over financial reporting are effective, which may subject us to adverse regulatory consequences and could harm investor confidence and the market price of our securities.
If securities or industry analysts do not publish or cease publishing research or reports about us, our business, or our market, or if they change their recommendations regarding our securities adversely, the price and trading volume of our securities could decline.
The trading market for our securities may be influenced by the research and reports that industry or securities analysts may publish about us, our business, market, or competitors. The analysts’ estimates are based upon their own opinions and are often different from our estimates or expectations. If few securities or industry analysts commence coverage of us, or if one or more of these analysts cease coverage of us or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our share price or trading volume to decline. If any of the analysts who may cover us adversely change their recommendation regarding our common stock or provide more favorable relative recommendations about our competitors or publish inaccurate or unfavorable research about our business, the price of our common stock would likely decline.

We are an “emerging growth company” and a “smaller reporting company” within the meaning of the Securities Act, and the reduced disclosure requirements applicable to emerging growth companies and smaller reporting companies could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.
We are an “emerging growth company” as defined in Section 2(a)(19) of the Securities Act, as modified by the JOBS Act. As such, we are eligible for and intend to take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies for as long as we continue to be an emerging growth company, including (i) the exemption from the auditor attestation requirements with respect to internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act, (ii) the exemptions from say-on-pay,
say-on-frequency
and
say-on-golden
parachute voting requirements, and (iii) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. As a result, the stockholders may not have access to certain information they may deem important. We will remain an emerging growth company until the earliest of (i) the last day of the fiscal year in which the market value of our common stock that are held by non-affiliates
exceeds $700,000,000 as of June 30 of that fiscal year, (ii) the last day of the fiscal year in which we have total annual gross revenue of $1.07 billion or more during such fiscal year (as indexed for inflation), (iii) the date on which we have issued more than $1.0 billion in non-convertible
debt in the prior three-year period or (iv) the last day of the fiscal year following the fifth anniversary of our initial public offering. In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the exemption from complying with new or revised accounting standards provided in Section 7(a)(2)(B) of the Securities Act as long as we are an emerging growth company. An emerging growth company can therefore delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected not to opt out of such extended transition period and, therefore, we may not be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies. Investors may find our common stock less attractive because we rely on these exemptions, which may result in a less active trading market for our common stock and the trading price may be more volatile.
Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of the Securities Act. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which the market value of our common stock held by non-affiliates
is equal to or exceeds $250,000,000 as of the end of that fiscal year’s second fiscal quarter, or, if the market value of our common stock held by non-affiliates
is less than $700,000,000 as of the end of that fiscal year’s second fiscal quarter, we will remain a smaller reporting company until our annual revenue is equal to or exceeds $100,000,000 during such completed fiscal year. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Amended Outside Director Compensation Policy
On November 9, 2021, our board of directors approved an amended Outside Director Compensation Policy (the “Policy”). The Policy as amended will allow non-employee directors to elect to receive shares of our Class A common stock or stock options to purchase shares of our Class A common stock in lieu of the cash retainer fees otherwise payable to the non-employee director under the Policy, and to elect to receive stock options in lieu of restricted stock units with respect to the initial and annual equity awards that otherwise would be granted to the non-employee director under the Policy.
If a non-employee director elects to receive awards of our Class A common stock or stock options in lieu of cash retainer fees under the Policy, each such award will be granted automatically on a quarterly basis in arrears for services provided during our fiscal quarter completed immediately prior to such grant for such elected fiscal year. The number of any such shares of our Class A common stock granted will be based on the amount of the cash retainers that would have been paid to the non-employee director for the fiscal quarter, divided by the fair market value of a share of our Class A common stock as of the award’s grant date. The number of shares of our Class A common stock subject to any such stock option granted will be such number as would result in the stock option having a grant date fair value (determined in accordance with GAAP) equal to the amount of the cash retainers that would have been paid to the non-employee director for the fiscal quarter. Each such award of Class A common stock or stock option will be fully vested as of the grant date.
If a non-employee director elects to receive a stock option in lieu of restricted stock units under the Policy, such stock option will be granted automatically on the same date, and with the same vesting schedule and grant date fair value (determined in accordance with GAAP), as the restricted stock units that would be granted under the Policy as initial or annual awards, as applicable.
Any non-employee director who makes an election both to receive a stock option in lieu of an annual award under the Policy and equity compensation in lieu of cash payments for the retainer fees under the Policy will receive such equity compensation in lieu of cash in the form of stock options. Any stock option granted under the Policy will have a per share exercise price equal to the fair market value of a share of our Class A common stock as of its grant date and a maximum term of 10 years. Any award of shares of our Class A common stock or stock options will be granted under our 2021 Plan and applicable award agreement thereunder.
Director Restricted Stock Unit Grants
On November 9, 2021, our board of directors approved the grant of restricted stock units to Stephen Messer, Jack Pearlstein and William Porteous, each a non-employee member of our board of directors, under the terms of our 2021 Plan and applicable award agreement thereunder. Each of restricted stock unit awards for Messrs. Messer and Porteous was approved to have a grant date fair value (determined in accordance with GAAP) of $175,000 and will be scheduled to vest as to all of the shares subject to such award on August 16, 2022, subject to each director’s continued service through such vesting date. The restricted stock unit award for Mr. Pearlstein was approved to have a grant date fair value (determined in accordance with GAAP) of $275,000 and will be scheduled to vest in three, equal installments on August 16 of each of 2022, 2023 and 2024, in each case subject to his continued service through the applicable vesting date.

Item 6. Exhibits
The exhibits listed below are filed as part of this Quarterly Report on Form
10-Q,
or are incorporated herein by reference, in each case as indicated below.

Exhibit Number		Incorporated by Reference
	Description	Form	File No.	Exhibit	Filing Date

2.1	Arrangement Agreement and Plan of Arrangement, dated as of September 13, 2021, by and among the registrant, exactEarth Ltd. and Spire Global Canada Acquisition Corp., as amended October 15, 2021.

3.1	Certificate of Incorporation of Spire Global, Inc.	S-1	333-259733	3.1	September 23, 2021

3.2	Bylaws of Spire Global, Inc.	S-1	333-259733	3.2	September 23, 2021

4.1	Specimen Class A Common Stock Share Certificate of the registrant.	8-K	001-39493	4.1	August 20, 2021

4.2	Warrant Agreement, as amended, dated as of August 20, 2020, by and between the registrant and The European Investment Bank, and form of warrant issued thereunder.	S-1	333-259733	4.3	September 23, 2021

10.1+	Spire Global, Inc. 2021 Equity Incentive Plan and forms of agreement thereunder.	S-1	333-259733	10.3	September 23, 2021

10.2+	Spire Global, Inc. 2021 Employee Stock Purchase Plan.	S-1	333-259733	10.4	September 23, 2021

10.3	Loan and Security Agreement by and among Spire, certain lenders party thereto, FP Credit Partners, L. P., as agent for the lenders, and certain of Spire’s subsidiaries as guarantors, dated as of April 15, 2021, with Amendment No. 1 dated as of May 17, 2021 and Amendment No. 2 dated as of August 5, 2021.	8-K	001-39493	10.21	August 20, 2021

10.4	Form of Support and Voting Agreement (D&O).	8-K	001-39493	10.1	September 14, 2021

10.5	Form of Support and Voting Agreement (Shareholder).	8-K	001-39493	10.2	September 14, 2021

10.6+	Outside Director Compensation Policy of Spire Global, Inc., as amended November 9, 2021, and election forms thereunder.

31.1	Certification of the Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because iXBRL tags are embedded within the Inline XBRL document).

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 has been formatted in Inline XBRL

*
The certifications attached as Exhibit 32.1 that accompany this Quarterly Report on Form
10-Q
are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Spire Global, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form
10-Q,
irrespective of any general incorporation language contained in such filing.

+	Indicates management contract or compensatory plan.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPIRE GLOBAL, INC.

Date: November 10, 2021	By:	/s/ Peter Platzer
Peter Platzer
Chief Executive Officer
(Principal Executive Officer)

Date: November 10, 2021	By:	/s/ Thomas Krywe
Thomas Krywe
Chief Financial Officer
(Principal Financial and Accounting Officer)