Form 10-K
period 2021-12-31
Spire Global, Inc.
filed 2022-03-30
CIK 1816017

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-39493

SPIRE GLOBAL, INC.

(Exact name of Registrant as specified in its Charter)

Delaware	85-1276957
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
8000 Towers Crescent Drive Suite 1100 Vienna, Virginia	22182
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (202) 301-5127

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, par value of $0.0001 per share	SPIR	New York Stock Exchange
Warrants, each whole warrant exercisable for one share of Class A common stock at an exercise price of $11.50 per share	SPIR.WS	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ NO ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the common stock held by non-affiliates of the Registrant on June 30, 2021, the last business day of its most recently completed second fiscal quarter, was $229,540,000 based on the closing price of the Registrant’s Class A common stock as reported by the New York Stock Exchange on that date. Shares of common stock held by each executive officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded from the foregoing calculation in that such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 25, 2022, the registrant had outstanding 139,471,238 shares of Class A common stock and 12,058,614 shares of Class B common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement relating to the 2022 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2021.

EXPLANATORY NOTE

As previously announced, on August 16, 2021 (the “Closing Date”), Spire Global Subsidiary, Inc. (formerly known as Spire Global, Inc.) (“Old Spire”) closed its Merger with NavSight Holdings, Inc. (“NavSight”), a special purpose acquisition company, pursuant to the terms of the Business Combination Agreement, dated as of February 28, 2021, by and among Spire, NavSight, NavSight Merger Sub, Inc., a wholly owned subsidiary of NavSight (“NavSight Merger Sub”), and Peter Platzer, Theresa Condor, Jeroen Cappaert, and Joel Spark. As a result, NavSight Merger Sub merged with and into Old Spire, the separate corporate existence of NavSight Merger Sub ceased, and Old Spire continued as the surviving corporation and a wholly owned subsidiary of NavSight (the “Merger,” such consummation, the “Closing”). NavSight then changed its name to Spire Global, Inc. (together with its consolidated subsidiary, “New Spire” or “Spire”) and Old Spire changed its name to Spire Global Subsidiary, Inc. Prior to the Merger, NavSight’s shares and warrants were traded on the New York Stock Exchange (“NYSE”) under the ticker symbols “NSH” and “NSH.WS”, respectively. On the Closing Date, Spire’s Class A common stock and warrants began trading on the NYSE under the ticker symbols “SPIR” and “SPIR.WS”, respectively.

In this Annual Report on Form 10-K, Spire Global, Inc. (together with its subsidiaries) is referred to as “Spire,” the “Company,” “we,” “us,” or “our.”

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “would,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements about:

•
our ability to successfully identify, acquire and integrate businesses, such as our completed acquisition (the “Acquisition”) of exactEarth Ltd. (TSX: XCT) (“exactEarth”), the combined future performance of such acquisitions or our ability pursue strategic transactions;
•
changes in our growth, strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, and plans;
•
the implementation, market acceptance, and success of our business model;
•
the ability to develop new offerings, services, solutions and features and bring them to market in a timely manner and make enhancements to our business;
•
the quality and effectiveness of and advancements in our technology and our ability to accurately and effectively use data and engage in predictive analytics;
•
overall level of consumer demand for our products and offerings;
•
expectations and timing related to product launches;
•
expectations of achieving and maintaining profitability;
•
projections of total addressable markets, market opportunity, and market share;
•
our ability to acquire data sets, software, equipment, satellite components, and regulatory approvals from third parties;
•
our expectations concerning relationships with third parties;
•
our ability to acquire or develop products or technologies we believe could complement or expand our platform or to expand our products and offerings internationally;
•
our ability to obtain and protect patents, trademarks, licenses and other intellectual property rights;
•
our ability to utilize potential net operating loss carryforwards;
•
developments and projections relating to our competitors and industries, such as the projected growth in demand for space-based data;
•
our ability to acquire new customers and partners or obtain renewals, upgrades, or expansions from our existing customers;
•
our ability to compete with existing and new competitors in existing and new markets and offerings;
•
our ability to retain or recruit officers, key employees or directors;
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
•
the increased expenses associated with being a public company;
•
the expectations regarding the effects of existing and developing laws and regulations, including with respect to regulations around satellites, intellectual property law, and privacy and data protection;
•
global and domestic economic conditions, including currency exchange rate fluctuations and geopolitical uncertainty and instability, and their impact on demand and pricing for our offerings in affected markets; and
•
the impact of the COVID-19 pandemic, or a similar public health threat, on global capital and financial markets, general economic conditions in the United States, and our business and operations.

We caution you that the foregoing list may not contain all of the forward-looking statements made in this Annual Report on Form 10-K.

You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Annual Report on Form 10-K primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations, and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors, including those described in the section titled “Risk Factors” and elsewhere in this Annual Report on Form 10-K. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Annual Report on Form 10-K. We cannot assure you that the results, events, and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.

Neither we nor any other person assumes responsibility for the accuracy and completeness of any of these forward-looking statements. Moreover, the forward-looking statements made in this Annual Report on Form 10-K relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Annual Report on Form 10-K to reflect events or circumstances after the date of this Annual Report on Form 10-K or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Annual Report on Form 10-K, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

Item 1.

Business

Unless the context otherwise requires, all references in this section to the “Company,” “we,” “us,” or “our” refer to the business of Spire and its subsidiaries.

Overview

We are a global provider of space-based data, analytics and space services, offering unique datasets and powerful insights about Earth from the ultimate vantage point—space—so that organizations can make decisions with confidence, accuracy and speed. We own and operate one of the world’s largest multi-purpose satellite constellations in low earth orbit. Our fully deployed constellation consists of over 100 satellites, and we believe it is also one of the world’s largest “listening” constellations, observing the earth utilizing radio frequency sensors. We enrich this hard-to-acquire, valuable data with analytics and predictive solutions, providing data as a subscription to organizations around the world so that they can improve business operations, decrease their environmental footprint, deploy resources for growth and competitive advantage and mitigate risk.

In December 2021, our satellite constellation covered the earth over 200 times per day on average and our global ground station network performed over 2,300 contacts each day on average, reliably and resiliently collecting data with low latency. Our cloud-based data infrastructure processed five terabytes of data each day on average in December 2021, in creating our proprietary data analytics solutions. We provide customers these solutions through an application programming interface (“API”) infrastructure that delivers approximately one terabyte of data each day to our customers, as of December 31, 2021. The global data we collect includes data that can only be captured from space with no terrestrial alternatives. We collect this data once and can then sell it an unlimited number of times across a broad and growing set of industries, including weather, aviation and maritime, with global coverage, real-time and near real-time data that can be easily integrated into our customers’ operations.

From our founding in 2012, we have set out to leverage data from space to solve problems on Earth. We aim to help inspire, lead, and innovate the business of space-based data. Today, our proprietary data and solutions are being used to help commercial and government organizations gain the advantage that they seek to innovate and solve some of the world’s greatest challenges, like climate change. We have experienced rapid organic and inorganic growth in recent periods. In November 2021, we acquired exactEarth, a leading provider of global maritime vessel data for ship tracking and maritime situational awareness solutions in Canada.

Our Data Solution Offerings

Our proprietary constellation of low Earth multi-use receiver (“LEMUR”) satellites collects and transmits data to our proprietary global ground station network. The data is then autonomously moved from ground stations to proprietary data warehouses for cleansing, standardization, fusion and analysis. Via the SpireSight API, our customers receive proprietary data, analysis, and predictive solutions delivered seamlessly in near real-time.

We collect data from space once and can sell it an unlimited number of times without added cost. The four forms of data we sell to customers are:

•
Clean data: Clean and structured data directly from our proprietary satellites;
•
Smart data: Clean data fused with third-party datasets and proprietary analysis to enhance value and provide insights;
•
Predictive data: Big data, AI, and ML algorithms applied to fused data sets to create predictive analytics and insights; and
•
Solutions: Data-driven actionable recommendations to solve specific business problems, utilizing the full spectrum of our data analytics suite.

Key elements of our data platform include:

•
All-in-one: Our data platform provides a unified view of robust, deep data sets that are accessed from multiple data sources, globally.

Through this single view, users are able to gain better insight and make informed decisions;

•
SaaS platform: Our cloud-based platform allows users to ingest massive amounts of data from real-time to near real-time; and
•
Cloud-based data analytics: We have developed data processing and analytics systems which are used to process the data produced by its sensors, combine it with third-party data, and provide predictive analytics solutions for our customers.

We monetize our proprietary solutions across a broad and growing range of current and target industries including agriculture, logistics, financial services, insurance, aerospace, energy, fishing, academia and real estate, among others. The largest industries we currently serve include maritime, aviation and government (civil and defense).

Maritime

We provide current and historical data, insights and predictive analytics for highly accurate ship monitoring, real-time vessel updates, port operations, ship safety and route optimization. We leverage the International Maritime Organization automatic identification systems ("AIS") standard, which is an automatic tracking system that uses transceivers on ships to provide geographic location data through historical or live satellite AIS (“S-AIS”) data as observed by our satellites and terrestrial AIS (“T-AIS”) data from third party sensor stations. Dynamic AIS™ (D-AIS™) combines three types of AIS data to provide greater vessel tracking data in high traffic zones. Our AIS-based maritime solutions increase global maritime domain awareness, facilitate coastline policing, and provide greater ocean coverage. Key applications include:

•
Tracking vessels globally: Precise vessel tracking using AIS data helps owners and operators know where vessels are located. Customers can run queries by Maritime Mobile Service Identity (MMSI), vessel name, call signs, AIS class type and more.
•
Supply chain and port operations: Expected time of arrival and vessel tracking data enables shippers, third party logistic companies and ports to optimize routes, minimize delays and time at port, plan berths and orchestrate last mile delivery.
•
Optimizing fuel efficiencies: Smart route planning, identification of busy shipping lanes, weather forecasts and port selection enable customers to effectively manage fuel costs.
•
Monitoring illegal activities and compliances: Real-time solutions help facilitate organizations to secure fishing territories, protect underwater infrastructure and analyze maritime incidents.
•
Analyzing commodity trading: Fuel, grain, building materials and precious metals are all traded by sea. We constantly track what, where and by whom such commodities are being traded. We use location data and maritime intelligence in combination with trade data to visualize the global commodity flow and identify patterns.

In November 2021, we acquired exactEarth, a leading provider of global maritime vessel data for ship tracking and maritime situational awareness solutions that was mainly based out of Canada.

In December 2021, our proprietary technology collected 283 million AIS messages daily on average.

Aviation

We provide global satellite-based aircraft tracking data to power applications, drive decision making and improve cost efficiencies. We utilize International Civil Aviation Organization-backed ADS-B aircraft tracking data to provide a near real-time precision and situational awareness. Using ADS-B, customers can track the overall operational status of aviation assets and relevant weather conditions along a given aircraft’s flight path or in particular areas of interest around the world. Our versatile datasets include historical and near real-time aircraft position and status, aircraft type and airline data, flight and airport information, delivered via our near real-time and historical data APIs. Our satellites capture global aircraft movements from space using ADS-B signals, even when the aircraft is flying over oceans, deserts, mountains and regions without available ground-based tracking.

•
Flight tracking: We generate near real-time information on the movements of all ADS-B equipped aircrafts across continents and oceans for a long suite of regulatory and operations applications;
•
Estimated time of arrival/on-time performance: Our versatile, near real-time aviation ADS-B data streams provide insight into both historical on-time performance and real-time estimated time of arrivals;

•
Overflight fee: National aviation authorities charge overflight fees to operators of aircraft that fly in their airspace, but neither take off nor land in the country. Our easy to integrate APIs allow automatic detection and aid in fee administration;
•
Air cargo and freight analytics: Tracking all cargo aircraft in near real-time can be leveraged for analysis of supply of air cargo capacity which aids in optimizing pricing and distribution;
•
Analytics and market intelligence: Companies integrate live and historical flight and weather data into innovative solutions for their customers and internal teams, driving more favorable outcomes through deeper insights; and
•
Predictive maintenance and aircraft management: By tracking aircraft usage and flight patterns, our data aids in the analysis allowing for less aircraft downtime and fewer schedule disruptions.

In December 2021, we collected 368 million ADS-B messages daily on average.

Weather

We provide space-based data, AI-powered insights and predictive weather analytics to empower the world to optimize costs, increase safety, boost decarbonization and make optimal business decisions. By utilizing radio occultation technology (“RO”), we are able to offer global and precise weather monitoring capabilities, capturing detailed temperature, humidity, and pressure information across the entire planet. Our extensive low-orbit satellite constellation collects near real-time data from every layer of the atmosphere, even at traditionally difficult high and low altitude ranges. Our constellation delivers global access to a specialized global observation dataset and delivers accuracy, previously only available locally and in well-developed regions. These tools provide immense value to governments, companies and individuals across the world, including the following sample of applications:

•
Asset protection: Our data can help facilitate the protection of physical assets like power lines from storm damage;
•
Crop yields: Customers can use our solutions to help to optimize crop yields with optimal farm operations;
•
Local weather forecasting: Taking exact measurements around the world helps improve local forecasts since weather systems connect globally and can provide emergency management professionals and search and rescue teams with highly detailed forecasting across their operational regions;
•
Reducing losses and insurance: Provision of data can decrease losses related to inclement weather and provide enhanced customer experiences in insurance, and
•
Minimize supply chain disruptions: Reduce risks to cargo, ship and crew safety, optimize fuel consumption and manage operational costs with hyper-accurate weather forecasts for maritime, aviation and ground operations.

In December 2021, our constellation collected approximately 20,000 RO profiles daily on average.

Space Services

We leverage our fully deployed, at-scale space, ground and cloud infrastructure, our proven, low-risk development lifecycle and proprietary infrastructure to provide our Space Services solution, which takes full advantage of our space heritage, vertically integrated capabilities and global space infrastructure to revolutionize how customers access space. Akin to cloud-based services like Amazon Web Services (“AWS”), Microsoft Azure, and Google Cloud Platform, we provide customers fast, scalable and reliable access to space data at a fraction of the cost and time it historically took by leveraging the same operational infrastructure we use for our own data and analytics solutions across maritime, aviation and weather. In doing so, customers are able to convert high capital expenditures typically recognized at the outset into affordable and recurring operating expenditures though a flexible subscription-based pricing model. Our consistent launch schedule and end-to-end LEMUR design and manufacturing process allow customer sensors to go from design to launch in a matter of months, as opposed to three to five years–common under legacy satellite development.

Our customers can deploy their own applications and sensors into space quickly and efficiently with our diverse offerings:

•
Software in Space: Deploy customer software to existing satellites, using Software Defined Radios (SDR) in space without the need to launch a dedicated spacecraft.
•
Payload in Space: Host customer payloads on trusted, fully-integrated space, ground and web platform.
•
Solutions in Space: Customers partner with Spire to build a custom end-to-end solution.

Our Technology Platform

Our Constellation

We operate a large constellation of LEMUR nanosatellites along with a global network of ground stations. By operating our own satellites and ground stations, we are able to quickly and efficiently collect large volumes of data and make them available to our customers.

Key elements of our constellation include:

•
Proprietary Satellite Space Platform: We have developed a configurable nanosatellite platform called LEMUR, which is used to deploy data- generating sensors into space and provide all necessary resources for them to be operated efficiently, including power, pointing, data communications and onboard processing. As of December 31, 2021, the LEMUR platform has accumulated over 300 years of space flight heritage, with over 145 nanosatellites deployed in over 30 unique configurations. LEMUR is compatible with a significant number of available launch vehicles, having completed more than 30 launch campaigns on nine unique vehicles.
•
Software-defined radio frequency sensors: We have developed a number of software-defined-radio based sensors, including AIS receivers, ADS-B receivers, and GNSS radio occultation (GNSS-RO) receivers. These sensors are used to produce the proprietary datasets used in our data and analytics solutions.
•
Ground station network: We have deployed and operate a network of more than 30 ground stations distributed around the globe. These ground stations allow seamless communications between LEMUR nanosatellite platforms (and their hosted sensors) and our cloud-based operations and data processing system.
•
Supercomputing power in-orbit: We have launched supercomputing power in-orbit, which supports up to one teraflop of computing performance.
•
Automated operations system: We have developed a cloud-based automated operations system, which allows us and users of our Space Services solution to operate sensors hosted on the LEMUR nanosatellite platform seamlessly through a web-based API. The operations system includes proprietary optimization algorithms which allow coordinated operations of multiple satellites, enabling us and our Space Services users to scale operations of constellations efficiently.

Industry Background

We believe technological advancements and the rapid pace of innovation continue to drive the commercialization of spaced-based data, analytics, and insights, making them more relevant to businesses, governments and to the public at large. Furthermore, we believe that the demand for data that can be collected from space is growing rapidly, while the cost of access to space is falling. Key trends in the new space economy include the growth in the number of constellations and the availability of space-based data, the shift in user demand from data toward analytics and insights, climate change adaptation, and advancements in on-board technologies.

Growth in the number of constellations and the availability of data

One of the biggest drivers of growth in our industry has been the growth in the number of satellites orbiting the earth and the increasing amounts of data being made available by them. Satellites continue to evolve into smaller forms, as small as a breadbox or even as tiny as a mobile phone subscriber identification module (“SIM”), with significant capabilities. These smaller satellites are less expensive to build and easier to launch than legacy satellites. These small satellite constellations are disrupting the space industry due to their rapid pace of innovation (aligned with a 10-fold improvement in capability per kilogram every five years), deployment cycles and lower cost to deploy in orbit.

Shift in user demand from data to analytics

Users are increasingly demanding not only data, but also analytics and insights. Advancements in technologies such as big data and cloud-based processing allow for massive amounts of data to be not only stored, but also analyzed in real-time, providing users with faster, more meaningful data, analytics and insights. Artificial intelligence (“AI”), machine learning (“ML”) and the application of specified algorithms continue to improve insights and predictive analytics.

Climate change response

The response to the world’s problem of global warming and climate change over the past several decades has been largely focused on efforts to reduce greenhouse gas emissions. More recently, there has been a growing realization that the world lacks sufficient tools to anticipate and respond effectively to extreme weather events and climate change, and that more of our efforts and investment should be focused on how we can best protect vulnerable populations, infrastructure, land and the impact to the global economy. We believe that more accurate weather data, prediction technologies and analytics will play an increasingly important role in helping to devise strategies to maintain water quality and availability, modify land use, protect and preserve coastal land and development, manage stormwater logistics, mitigate the spread of wildfires, repair and retrofit vulnerable facilities and maximize the use of green infrastructure.

Advancements in on-board technologies

Rapid innovation in space technology infrastructure, including communication devices and sensors, has improved data download times and spatial resolution and measurement accuracies, allowing for better space-based data, analytics and insights to be delivered faster.

Before space-based data, legacy solutions were often burdened with substantial shortcomings in terms of coverage and safety. For instance, before the advent of Automatic Dependent Surveillance-Broadcast (“ADS-B”), aviation stakeholders were blind to the vast majority of global aerospace activity, as terrestrial-based solutions were unable to track aircraft over oceans. This occasionally resulted in tragedies like that of Malaysia Airlines Flight 370, which disappeared in March 2014 while flying a routine route from Kuala Lumpur to Beijing. As of December 2021, our sensors covered the entirety of the globe over 200 times per day on average, including remote areas where terrestrial automatic identification system (“AIS”), ADS-B and atmospheric weather information are out of reach.

The introduction of intersatellite links has been a game changer for the industry. Our constellation already has radio frequency links (RF links) in-orbit and we have begun testing optical intersatellite links (“optical ISLs”). The effective rollout of this technology throughout our constellation will create a mesh network in a similar way to how personal computers were linked with one another through the internet. Optical ISLs will enable us to deliver more data faster and in an even more secure way to our customers.

Lastly, the compute power on-board satellites in-orbit continues to improve. Spire launched its first supercomputer in-orbit with a teraflop of data processing capability in October 2020 and has iterated on the technology since to meet the needs of space services customers and enhance the data solutions delivered to customers.

Sales and Marketing

Sales

We operate primarily a direct sales organization dispersed geographically to align with our existing customers along with reaching potential new customers worldwide. On a selective basis we utilize resellers in markets where we lack a direct sales presence. Our sales professionals are responsible for acquiring new customers along with managing and expanding business with our existing customers. The efforts are focused on sourcing and developing new customer relationships, maintaining customer relationships, increasing solution penetration, driving sales to additional solutions and ensuring contract renewals. Our customer success and sales engineer teams, along with our sales team, manage our relationships with our customers.

Once a solution sale is made, our sales team leverages our land-and-expand model to generate incremental revenue through increased levels of adoption of our data by our customers. To drive such expansion in our existing customers, our sales team works closely with our sales engineers and marketing teams to ensure customer success. Often, we find that initial customer success with our data results in key internal decision-makers upgrading their subscription packages, adding additional data sets, increasing the data coverage, adding additional solutions, or expanding their implementation throughout their organization and to new use cases.

Marketing

Our marketing team focuses on attracting, acquiring and retaining customers through outbound demand campaigns, building our brand reputation, increasing the awareness of our space-based data, predictive analytics and space services and the showcasing of customer successes. Our outbound demand campaigns include paid search, email, web and in-person customer events. Some of these targeted marketing efforts are focused on driving potential customers in search of solutions to our website. Supporting our sales professionals, our marketing team also develops messaging, solution positioning, thought leadership and other tools to help communicate the business value of our solutions. Our team also collaborates with our industry peers, suppliers, partners and customers when appropriate to celebrate successes and promote advancements within the new space economy.

Research and Development

Our research and development team consist of spacecraft engineering, software engineering, data science, meteorology, manufacturing, product engineering, external experts and management and is responsible for the design, architecture, creation and quality of our space platform and data solutions. We invest substantial resources in research and development to enhance our product portfolio and services. We believe the enhancement of our solutions and the timely development of new services and features is essential to maintaining our competitive position, and we incorporate suggestions and feedback from our customers into our services. Our research and development teams work closely with operations to monitor and maintain the high availability of all our services. Additionally, the research and development team works closely with our sales team to collect customer feedback to enhance our portfolio. Our research and development organization is distributed across the United States, Canada, Luxembourg, Scotland and Singapore, each of which we believe is a strategic advantage for us, allowing us to develop capabilities more efficiently.

Competition

The maritime, aviation and weather data industries are fragmented and highly competitive and characterized by rapid changes in technology, customer requirements and industry standards and frequent introductions of improvements to existing offerings. Our primary competitors in these industries include companies that specialize in one or more services similar to those offered by us on a local or regional basis. We also compete with global, national, regional and local firms and government entities specializing in our industries. Some of our primary competitors include, in our maritime data vertical, Orbcomm Inc., in our aviation data vertical, Aireon LLC, and in our weather data vertical, GeoOptics, Inc. with respect to our radio occultation data services. Some of our primary competitors also include analytics companies such as AccuWeather, Inc., Weathernews Inc., MeteoGroup (acquired by DTN, LLC), Tomorrow.ai, Climavision, European Centre for Medium-Range Weather Forecasts, NOAA and The Weather Company with respect to predictive analytics. We compete with companies such as AAC Clyde Space, GomSpace A/S, NanoAvionics LLC, ISISSpace and Open Cosmos Ltd. in our Space Services channel.

The principal competitive factors for companies in our verticals are:

•
Data: global coverage, temporal and spatial resolution, accuracy, uniqueness, relevance and latency of data and analytics;
•
Platform: speed, scale, reliability and relevance of API/user interface, ease of deployment and use, ability to ingest and manage a broad variety and large volume of data, ongoing innovation of services and customer support;
•
Integration: quality of training and consulting;
•
Cost: flexible packaging and total cost of ownership; and
•
Business Strength: long-term business viability, customer satisfaction, brand awareness and reputation.

We believe that we compare favorably with our competitors on the basis of the factors listed above. The industries in which we compete are dynamic and require constant change and innovation, and we plan to continue to evolve our technology to provide our customers with comprehensive data and analytics that protect our environment and our communities, transform global logistics and contribute to economic stability. Our innovation and focused execution have allowed us to quickly extend our network and our reach and we plan to continue our efforts to expand within our existing industries and enter new industries and geographies in the future. However, we could face significant risks to our business, financial condition and results of operations as a result of competition. For additional information, see the section titled “Risk Factors—Risks Related to Spire—We face intense competition and could face pricing pressure from, and lose market share to, our competitors, which would adversely affect our business, financial condition, and results of operations.”

Intellectual Property

Our success depends in part upon our ability to safeguard our core technology and other intellectual property protection for our technology, inventions, improvements, proprietary rights, and other assets. We seek to accomplish that objective by establishing intellectual property rights in and protecting those assets through a combination of patents, patent applications, registered and unregistered trademarks, copyrights, trade secrets, license agreements, confidentiality procedures, non-disclosure agreements with third parties, and other contractual measures. As of December 31, 2021, we have 25 issued U.S. patents, five pending U.S. patent applications, no pending U.S. provisional patent applications, one issued non-U.S. patent and two pending non-U.S. patent applications (one of which is an allowed Canadian Application). Our issued U.S. patents, and any patents that may issue from our pending applications, are scheduled to expire at dates ranging between February 1, 2033 and November 4, 2040, excluding any additional term for patent term adjustments or extensions. In addition, as of December 31, 2021, we owned six registered trademarks in the United States, no pending trademark applications in the United States, 21 registered trademarks in non-U.S. jurisdictions and no pending trademark applications in non-U.S. jurisdictions. We also license data and software from third parties for integration into our business, including open-source software and other software available on commercially reasonable terms.

Additionally, we rely upon unpatented trade secrets and confidential know-how and continuing technological innovation to develop and maintain our competitive position. We seek to protect our proprietary information, in part, by entering into confidentiality agreements with our employees, consultants, vendors and customers, and generally limiting access to and distribution of our proprietary information. However, we cannot assure you that the steps taken by us will prevent misappropriation of our technology. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our offerings or obtain and use information that we regard as proprietary. Policing unauthorized use of our technology is difficult and time consuming. Third parties may independently develop the same or similar proprietary information or may otherwise gain access to our proprietary information. The laws, procedures and restrictions on which we rely may provide only limited protection, and any of our intellectual property rights may be challenged, invalidated, circumvented, infringed or misappropriated. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as the laws of the United States, and many foreign countries do not enforce these laws as diligently as government agencies and private parties in the United States.

Our industry is characterized by the existence of a large number of patents and frequent claims and related litigation regarding patent and other intellectual property rights. From time to time, third parties may assert claims of infringement, misappropriation, and other violations of intellectual property against us or our customers, with whom our agreements may obligate us to indemnify against these claims.

Employees and Human Capital Resources

Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and new employees and consultants. In addition to competitive base salaries and cash compensation, the principal purposes of our equity incentive plans are to attract, retain, and reward personnel through the granting of stock-based compensation awards, in order to increase stockholder value and the success of our company by motivating such individuals to perform to the best of their abilities and achieve our objectives.

As of December 31, 2021, we had 370 employees based out of eight offices located in five countries, of which 269 were full-time employees. In addition, we engage contractors and third-party service providers in connection with certain projects. In certain countries in which we operate, we are subject to, and comply with, local labor law requirements which may automatically make employees subject to industry-wide collective bargaining agreements. None of our U.S. employees are represented by a labor union or covered by a collective bargaining agreement with respect to their employment with us. We have not experienced any work stoppages, and we consider our relations with our employees to be good.

Government Regulation and Compliance

Our business is subject to regulation by various federal, state, local and foreign governmental agencies, including agencies responsible for monitoring and enforcing laws and regulations related to the deployment and operation of satellites, ground stations, privacy and data protection, intellectual property, investment screening, labor and employment, worker classification, product safety, economic sanctions, anti-trust laws, anti-money laundering laws, anti-bribery laws, import and export controls, federal securities laws and tax laws and regulations.

Our business requires licenses and permits from the Federal Communications Commission (“FCC”) and review by other agencies of the U.S. Government. License approval can include an interagency review of safety, operational, radio frequency interference, national security, foreign policy and international obligations implications, as well as a review of foreign ownership. We must also comply with laws and regulations relating to the formation, administration, and performance of contracts with the public sector, including U.S. federal governmental organizations, which affect how we do business with governmental agencies.

Selling our services to the U.S. government also subjects us to certain regulatory and contractual requirements. In addition, we maintain similar licenses and permits in Luxembourg, Singapore and other jurisdictions that impose regulatory and operational requirements.

Our launch and operation of planned satellites may require regulatory authorizations from the FCC or a non-U.S. licensing jurisdiction. Obtaining launch windows for planned satellites and ground stations, preparing for launch and working with the requisite equipment in foreign jurisdictions may require coordination with U.S. and foreign regulators. It is not uncommon for licenses for new satellites or additional operational parameters to be granted just prior to launch, and we expect to receive such licenses for all planned satellites. If we do not obtain required authorizations in the future, we will not be able to operate our planned satellites. If we obtain a required authorization but do not meet milestones regarding the construction, launch and operation of a satellite by deadlines that may be established in the authorization, we may lose our authorization to operate a satellite using certain frequencies in an orbital location. Any authorizations we obtain may also impose operational restrictions or permit interference that could affect our use of planned satellites.

We hold FCC and foreign governmental licensing authority licenses, permits and approvals for its satellite constellations and earth stations. As we build out our satellite constellation, we will require new licenses, permits and approvals from the FCC and/or foreign governmental licensing authorities or modifications to existing licenses, permits and approvals. Changes to its satellite constellation and earth stations may also require prior approval from the FCC or other governmental authorities. These modifications or changes may take time: for example, the FCC typically processes satellite applications for new orbital locations or frequencies on a first come, first served basis. From time to time, we may have pending applications for permanent or temporary changes in frequencies and technical design. From time to time, we have filed or will need to file applications to replace or add satellites to our satellite constellation. These licenses, permits, and approvals are also subject to modification by the FCC and foreign government licensing authorities. In addition, our licenses, permits and approvals require coordination with various entities, including other federal government agencies.

Our business is also dependent on the use of satellite signals and on terrestrial communication bands. International allocations of radio frequency are made by the International Telecommunication Union (“ITU”). These allocations are further governed by radio regulations that have treaty status and which may be subject to modification every two to three years by the World Radiocommunication Conference. Each country also has regulatory authority over how each band is used in the country. In the United States, the FCC and the National Telecommunications and Information Administration share responsibility for radio frequency allocations and spectrum usage regulations.

Any ITU or local reallocation of radio frequency bands, including frequency band segmentation and sharing of spectrum, or other modifications of the permitted uses of relevant frequency bands, may materially and adversely affect the utility and reliability of our services and have significant negative impacts on our customers, both of which could reduce demand for our business. We are licensed to uplink and downlink our data over certain bands. Other countries have considered proposals for use of frequencies used by our business as well as adjacent bands that could cause harmful interference to our services.

In many cases, our data, services, and technology are or may in the future be subject to U.S. export control laws and regulations including the Export Administration Regulations (“EAR”) and International Traffic In Arms (“ITAR”), and subject to trade and economic sanctions maintained by Office of Foreign Assets Control (“OFAC”). We are also subject to or may in the future be subject to export control and trade sanctions laws and regulations in the European Union (“EU”), the United Kingdom, Singapore and other jurisdictions in which we operate. As such, an export license may be required to export or re-export our data, services, and technology to certain countries or end-users, or for certain end-uses. Compliance with the EAR, ITAR and other applicable regulatory requirements regarding the export of our services, including new releases and/or the performance of services, may create delays in the introduction of our services in non-U.S. markets, prevent our customers with non-U.S. operations from deploying these solutions throughout their global systems or, in some cases, prevent the export of the services to some countries altogether. Obtaining the necessary export license for a particular sale or offering may not be possible and may be time-consuming and may result in the delay or loss of sales opportunities. In addition, compliance with the directives of the Directorate of Defense Trade Controls (“DDTC”) may result in substantial expenses and diversion of management attention. Any failure to adequately address the directives of DDTC could result in civil fines or suspension or loss of our export privileges, any of which could materially adversely affect our business, financial condition, results of operations. Further, U.S. export control laws and economic sanctions as well as similar laws and regulations in other jurisdictions prohibit the export of offerings to certain U.S. embargoed or sanctioned countries, governments, and persons, as well as for prohibited end-uses.

Our business is also subject to a variety of federal, state, local, and international laws, directives, and regulations, as well as contractual obligations, relating to the collection, use, retention, security, disclosure, transfer and other processing of personal information and other data. The regulatory framework for privacy, data protection and data transfers worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. For example, the European Court of Justice in July 2020 struck down the EU-U.S. Privacy Shield framework, which provided companies with a mechanism to comply with data protection requirements when transferring personal data from the EU to the United States. In some cases, data privacy laws and regulations, such as the EU’s General Data Protection Regulation (“GDPR”), impose obligations on us and on many of our customers. In addition, domestic data privacy laws, such as the California Consumer Privacy Act (the “CCPA”), the recently passed California Privacy Rights Act (the “CPRA”), and the Virginia Consumer Data Protection Act (the “CDPA”), continue to evolve and could expose us to further regulatory or operational burdens. Some countries also are considering or have passed legislation requiring local storage and processing of data, or similar requirements, which could increase the cost and complexity of delivering our services. Complying with the GDPR, CCPA, CPRA, CDPA, or other laws, regulations, amendments to or re-interpretations of existing laws and regulations and contractual or other actual or alleged obligations relating to privacy, data protection, data transfers, data localization or information security may require us to make changes to our services to enable us or our customers to meet new legal requirements, incur substantial operational costs, modify our data practices and policies and restrict our business operations.

Our business is also subject to various laws and regulations relating to the protection of the environment and human health and safety, including those governing the management, storage and disposal of hazardous materials, such as fuels and batteries, which may contain hazardous materials. We could incur significant costs, including cleanup costs, fines, sanctions, and third-party claims, as a result of violations of or in connection with liabilities under environmental laws and regulations.

For additional information regarding the laws and regulations to which we are subject and the risks to our business associated with such laws and regulations, see the section titled “Risk Factors—Risks Related to Spire,” including the sections titled “Our business is subject to a wide range of laws and regulations, many of which are evolving, and failure to comply with such laws and regulations could harm our business, financial condition, and results of operations,” “Our ability to obtain or maintain licensing authorization for our platform is subject to government rules and processes which can cause delays or failures in obtaining authorizations requested. Further, regulators may adopt new rules and regulations which could impose new requirements impacting our business, financial condition, and results of operations. If we do not maintain regulatory authorizations for our existing satellites, associated ground facilities and terminals, services we provide, or obtain authorizations for our future satellites, associated ground facilities and terminals, and services we provide, we may not be able to operate our existing satellites or expand our operations,” “We are dependent on the availability and unimpaired use of allocated bands within the radio frequency spectrum and failure to secure spectrum use rights to support our operations and future technological development could impede our growth. Further, our platform may be subject to harmful interference from new or modified spectrum uses,” “We are subject to domestic and international governmental export and import controls that would impair our ability to compete in international markets or subject us to liability if we are not in compliance with applicable laws or if we do not secure or maintain the required export authorizations,” and “The rapidly evolving framework of privacy, data protection, data transfers, or other laws or regulations worldwide may limit the use and adoption of our services and adversely affect our business.”

Corporate Information

Old Spire was incorporated in 2012 as a Delaware corporation under the name NanoSatisfi, Inc., which was changed to Spire Global, Inc. in 2015. NavSight Holdings, Inc. was incorporated in May 2020 as a Delaware corporation and a special purpose acquisition company and, on September 9, 2020, completed its initial public offering. On August 16, 2021, NavSight Holdings, Inc. consummated the Merger with Old Spire pursuant to the Business Combination Agreement. In connection with the Business Combination Agreement, NavSight Holdings, Inc. changed its name to Spire Global, Inc.

Our principal executive office is located at 8000 Towers Crescent Drive, Suite 1100, Vienna, Virginia 22182, and our telephone number is (202) 301-5127. Information contained on our website or connected thereto does not constitute part of, and is not incorporated by reference into, this Annual Report on Form 10-K.

Available Information

Our website is located at www.spire.com, and our investor relations website is located at www.ir.spire.com. Copies of our Annual Report on Form 10-K,

Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the

Securities Exchange Act of 1934, as amended (the "Exchange Act"), are available free of charge on our investor relations website as soon as reasonably practicable after we file such material electronically with or furnish it to the Securities and Exchange Commission (the "SEC"). The SEC also maintains a website that contains our SEC filings at www.sec.gov.

We announce material information to the public about us, our products and services and other matters through a variety of means, including filings with the

SEC, press releases, public conference calls, webcasts, the investor relations section of our website at www.ir.spire.com and our Twitter account (@SpireGlobal) in order to achieve broad, non-exclusionary distribution of information to the public and for complying with our disclosure obligations under Regulation FD.

The information disclosed by the foregoing channels could be deemed to be material information. As such, we encourage investors, the media, and others to follow the channels listed above and to review the information disclosed through such channels.

Any updates to the list of disclosure channels through which we will announce information will be posted on the investor relations page on our website.

Item 1A. Risk Factors.

Investing in our Class A common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Annual Report on Form 10-K, including the sections titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes, before making a decision to invest in our Class A common stock. Our business, financial condition, results of operations, or prospects could also be harmed by risks and uncertainties not currently known to us or that we currently do not believe are material. If any of the risks actually occur, our business, financial condition, results of operations, and prospects could be adversely affected. In that event, the market price of our Class A common stock could decline, and you could lose part or all of your investment.

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
•
Integrating exactEarth with our business may be more difficult, costly, or time-consuming than expected, and we may not realize the expected benefits of the Acquisition, which may adversely affect our business, financial condition, and results of operations.
•
We incorporate technology, third-party data and terrestrial data sets from third parties into our platform, and our inability to maintain rights and access to such technology and data sets would harm our business and results of operations.
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
•
We rely on AWS to deliver our platform to our customers, and any disruption of, or interference with, our use of Amazon Web Services could adversely affect our business, financial condition, and results of operations.

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
•
We have identified material weaknesses in our internal control over financial reporting. If we are unable to remediate these material weaknesses, or if we identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, it may result in material misstatements of our consolidated financial statements or cause us to fail to meet our periodic reporting obligations, which may adversely affect our business, financial condition, and results of operations.
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

We have grown over recent periods, and therefore our revenue growth rate and financial performance should not be considered indicative of our future performance. For example, our revenue was $43.4 million and $28.5 million for the years ended December 31, 2021 and 2020, respectively. In addition, due to the COVID-19 pandemic, our revenue and other results of operations have been negatively impacted. The circumstances that have impacted the growth of our business stemming from the effects of the COVID-19 pandemic may continue in the future, and the growth rates in revenue may decline in future periods. You should not rely on our revenue for any previous quarterly or annual period as any indication of our revenue or revenue growth in future periods. As we grow our business, we expect our revenue growth rates to decline compared to prior fiscal years due to a number of reasons, which may include more challenging comparisons to prior periods as our revenue grows, slowing demand for our platform, increasing competition, a decrease in the growth of our overall market or market saturation, and our failure to capitalize on growth opportunities.

We may fail to effectively manage our growth, which would adversely affect our business, financial condition, and results of operations.

We are a rapidly growing company, and our future growth depends, in part, on our ability to manage our growth successfully. For example, the number of ARR Customers was 598 as of December 31, 2021, increased from 154 as of December 31, 2020. To effectively manage this growth, we will need to continue to improve and expand our operating and administrative systems, financial infrastructure, financial controls, technological operations infrastructure, and our internal IT systems, which we may not be able to do efficiently in a timely manner, or at all. To do so, we may seek to deploy products and services from third-party providers, which may not be available on commercially reasonable terms, or at all, and may not perform to our expectations. For the definition of ARR and ARR Customers, see the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Business Metrics.”

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

We have incurred net losses since our inception, and we expect to continue to incur net losses in the near future. We incurred net losses of $19.3 million and $32.5 million for the years ended December 31, 2021 and 2020, respectively. We expect our operating expenses to increase over the next several years, as we continue to hire additional personnel, particularly in sales and marketing and research and development, expand our operations and infrastructure, both domestically and internationally, and continue to develop our platform’s features. These efforts may be more costly than we may expect and may not result in increased revenue or growth in our business. In addition to the expected costs to grow our business, we also will increase legal, accounting, and other expenses as a public company. Any failure to increase our revenue sufficiently to offset the increases in our operating expenses will limit our ability to achieve or maintain profitability in the future. Further, if we are unable to successfully address these risks and challenges as we encounter them, our business, financial condition, and results of operations could be adversely affected.

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
•
adverse litigation judgments, settlements, or other litigation-related costs; and
•
general economic conditions in either domestic or international markets, including currency exchange rate fluctuations and geopolitical uncertainty and instability, such as the conflict in Ukraine and its impacts on the region and the regional global economy.

Any one or more of the factors above may result in significant fluctuations in our results of operations. We also intend to continue to invest significantly to grow our business in the near future rather than optimizing for profitability or cash flows. In addition, our annual results of operations may fluctuate from quarter to quarter depending on customer buying habits, and whether they are purchasing a subscription or a project-based data solution. The timing of customer acceptance on project-based deliverables may impact or delay our recognition of revenue from such projects. The variability of our results of operations or other operating estimates could result in our failure to meet our expectations or those of securities analysts or investors.

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
•
slowing our recruiting, hiring, and onboarding processes, and
•
limiting our ability to collaborate in person;
•
adjusting company policies for areas like working from home, mask requirements, testing requirements or mandatory vaccinations based on government requirements or management decisions resulting in employee attrition and increased spending; and
•
restricting our sales operations and marketing efforts, including limiting the ability of our sales force to travel to existing customers and potential customers, and reducing the effectiveness of such efforts in some cases.

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

The extent to which the COVID-19 pandemic continues to impact our business and results of operations will also depend on future developments that are highly uncertain and cannot be predicted, such as the duration of the outbreak and spread of new virus variants, the extent and effectiveness of containment actions, and the effectiveness of vaccination efforts. An extended period of global supply chain and economic disruption as a result of the COVID-19 pandemic could have a material negative impact on our business, results of operations, and financial condition, though the full extent and duration is uncertain. To the extent the COVID-19 pandemic continues to adversely affect our business and financial results, it is likely to also have the effect of heightening many of the other risks described in this “Risk Factors” section.

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

We have historically derived a significant portion of our revenue from contracts with federal, state, local, and foreign governments, which accounted for approximately 55% of our revenues for the year ended December 31, 2021. We believe that the future success and growth of our business will depend in part on our ability to continue to maintain and procure government contracts. Within the government channel, approximately 67% of revenue for the year ended December 31, 2021, was generated by three government customers. Contracts with any government entity may be terminated or suspended by the government at any time, with or without cause. There can be no assurance that any contract with the government of any country will not be terminated or suspended in the future. Although we attempt to ensure that government contracts have standard provisions such as termination for convenience language which reimburses us for reasonable costs incurred, the payments are not assured and may not be sufficient to fully compensate us for any early termination of a contract. The loss of one or more of our government customers, or any significant decrease in sales to these customers, could reduce our net sales and adversely affect our business, financial condition, and results of operations.

Our contracts with government entities are subject to a number of uncertainties.

Our services are incorporated into many different domestic and international government programs. Whether we contract directly with the U.S. government, a foreign government, or one of their respective agencies, or indirectly as a subcontractor or team member, our contracts and subcontracts with government entities are subject to special risks. For example:

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
•
Prohibit future procurement awards for particular future contracts due to a finding of organizational conflicts of interest based upon prior related work performed for the agency that would give a contractor an unfair advantage over competing contractors, or the existence of conflicting roles that might bias a contractor’s judgment;
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

•
We contract with U.S. and international government contractors or directly with the U.S. government on a commercial item basis, eliminating the requirement to disclose and certify cost data. To the extent that there are interpretations or changes in the Federal Acquisition Regulation (the “FAR”) regarding the qualifications necessary to sell commercial items, there could be a material impact on our business and results of operations. For example, there have been legislative proposals to narrow the definition of a “commercial item” (as defined in the FAR) or to require cost and pricing data on commercial items that could limit or adversely impact our ability to contract under commercial item terms. Changes could be accelerated due to changes in our mix of business, in Federal regulations, or in the interpretation of Federal regulations, which may subject us to increased oversight by the Defense Contract Audit Agency, for certain of our services. Such changes could also trigger contract coverage under the Cost Accounting Standards (the “CAS”), further impacting our commercial operating model and requiring compliance with a defined set of business systems criteria. Growth in the value of certain of our contracts has increased our compliance burden, requiring us to implement new business systems to comply with such requirements. Failure to comply with applicable CAS requirements could adversely impact our ability to win future CAS-type contracts.

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

Our satellites and platform are exposed to the risks inherent in large-scale, complex satellite systems employing advanced technology. We rely on data collected from a number of sources including data obtained from our satellites and from third parties and may become unable or limited in our ability to receive such data. For example, satellites can temporarily go out of service and be recovered, or cease to function for reasons beyond our control, including the quality of design and construction, the supply of the battery, the expected gradual environmental degradation of solar panels, the durability of various satellite components and the orbits and space environments in which the satellites are placed and operated. Electrostatic storms, collisions with other objects or actions by malicious actors, including cyber related events, could also damage the satellites and subject us to liability for any damages caused to other spacecraft. Additionally, in certain instances, governments may discontinue for periods of time the access to or operation of a satellite for any particular area on the Earth and for various reasons may not permit transmission of certain data, whether from a satellite owned by the government or not.

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

Satellites have certain redundant systems which can fail partially or in their entirety and accordingly satellites may operate for extended periods without all redundant systems in operation, but with single points of failure. The failure of satellite components could cause damage to or loss of the use of a satellite before the end of its expected useful life. Certain of our satellites are nearing the end of their expected useful lives. As they do so, the performance of each satellite could start to gradually decline. We can offer no assurance that satellites will maintain their prescribed orbits or remain operational and we may not have replacement satellites that are immediately available. There can be no assurance as to the actual useful life of a satellite or that the useful life of individual components will be consistent with their design life. A number of factors will impact the useful lives of our satellites, including, among other things, the quality of their design and construction, the durability of their component parts and availability of any replacement components, and the occurrence of any anomaly or series of anomalies or other risks affecting the satellites during launch and in orbit. In addition, any improvements in technology may make obsolete our existing satellites or any component of our satellites prior to the end of their lives. If our satellites and related equipment have shorter useful lives than we currently anticipate, this may lead to increased expenses from earlier than expected replacement satellites and/or declines in actual or planned revenues, which would have a material adverse effect on our business, financial condition, and results of operations.

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

We constantly innovate on existing technology. We regularly develop and introduce new product enhancements, including changes to our satellite designs, upgrades to our operating systems and enhancements to our user interfaces. Failure to adequately de-risk these developments before they are deployed may adversely affect our ability to collect, process and deliver data. From time to time we may introduce a high concentration of changes at once, which could amplify these risks. Upgrades may be delayed, partially deployed or inadequately communicated to customers. Major sustained failures relating to these issues could result in increased costs, reduced or delayed revenue, which could harm our business, financial results and results of operations.

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

Delays in the construction of future satellites and the procurement of requisite components and third-party launch vehicles, limited availability of appropriate launch windows, possible delays in obtaining regulatory approvals, satellite damage or destruction during launch or deployment, launch failures, or incorrect orbital placement could have a material adverse effect on our business, financial condition, and results of operations. The loss of, or damage to, a satellite due to a launch failure could result in significant increased expenses from earlier than expected replacement satellites and delays in anticipated revenue. Any significant delay in the commencement of service of a satellite could delay or potentially permanently reduce the revenue anticipated to be generated by that satellite. In addition, if the loss of satellites was material, we might not be able to accommodate customers with sufficient data to meet minimum service level agreements until replacement satellites are available, and we may not have on hand, or be able to obtain in a timely manner, the necessary funds to cover the cost of any necessary satellite replacement. In addition, appropriate launch windows for satellites in our industry are limited and may become more so as additional satellite networks and other spacecraft are launched and/or as space debris becomes more common. Coordinating with partners and regulators to reserve launch windows and prepare for launches may as a result become more difficult over time. An extended launch delay beyond planned contingency, launch failure, underperformance, delay or perceived delay could have a material adverse effect on our business prospects, financial condition, and results of operations.

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

The maritime, aviation, and weather data industries are fragmented and highly competitive and characterized by rapid changes in technology, customer requirements, and industry standards, and frequent introductions of improvements to existing offerings. Our primary competitors in these industries include companies that specialize in one or more services similar to those offered by us on a local or regional basis. We also compete with global, national, regional, and local firms and government entities specializing in these industries. Both commercial and government organizations have indicated that they might build and launch satellites capable of collecting earth observation information from space. The U.S. government and foreign governments have developed and may in the future develop their own data collection tools and data analytics solutions, which could reduce their reliance on us and other commercial suppliers. In addition, such governments could sell or provide free of charge similar data and analytics and thereby compete with our offerings.

Some of our primary competitors include Orbcomm Inc. in our maritime data vertical, Aireon LLC in our aviation data vertical, and GeoOptics, Inc. in our weather data vertical, with respect to radio occultation data services. In the weather industry, we also compete more broadly with analytics companies and government agencies such as AccuWeather, Inc., Weathernews Inc., MeteoGroup (acquired by DTN, LLC), ClimaCell, Inc., the European Centre for Medium-Range Weather Forecasts (“ECMWF”), National Oceanic and Atmospheric Administration (“NOAA”), and The Weather Company.

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

The satellite communications industry is subject to rapid advances and innovations in technology. We may face competition in the future from companies using new service solutions, innovative technologies, and equipment, including new low earth orbit constellations and expansion of existing geostationary satellite systems or new technology that could eliminate the need for a satellite system. New service solutions and technologies could render our offerings obsolete or less competitive by satisfying customer demand in more attractive ways or through the introduction of incompatible standards. For example, if new transmitters are deployed that emit in the same frequencies as AIS, they might cause our AIS services to be severely compromised or disabled or alternatively if a material number of vessels were to turn off their AIS transmitting devices during their voyages then this would reduce the utility of the Company's AIS data services. Particular technological developments that could adversely affect us include the deployment by our competitors of new satellites with greater power, flexibility, efficiency, or capabilities, as well as continuing improvements in terrestrial technologies. In order for our business to keep pace with technological changes and remain competitive, we may need to make significant capital expenditures, including capital to design and launch new platform features and services. New technologies may also be protected by patents or other intellectual property laws and therefore may not be available. Any failure to implement new technology within our platform may compromise our ability to compete.

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

For certain of our offerings, we are dependent on the continued operation of and access to allocated bands in the radio frequency spectrum and various GNSS systems. Any curtailment of the operating capability of these systems or limitations on access to, or use of the signals, or discontinuance of service could result in degradation of our services or performance and may have an adverse effect on our business.

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

We offer a multi-tiered subscription model for our platform, in addition to our project-based services. We are continuing to iterate and optimize our business models as we evaluate customer preferences, needs, and use of our platform and services, and expect that our business models will continue to evolve. Many factors could significantly affect our pricing strategies, including operating costs, our competitors’ pricing and marketing strategies, customer use patterns, and general economic conditions. We may face downward pressure from our customers regarding our pricing and competitors with different pricing models may attract customers that prefer the competitors’ pricing models over our multi-tiered subscription model, which would cause us to lose business or modify our subscription model, both of which could adversely affect our business, financial condition, and results of operations. Changes to our subscription model and model for our project-based services may also affect our revenue recognition and other accounting policies, which may adversely affect our results of operations in any given fiscal period.

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

In addition, our results of operations depend, in part, on subscription renewals from customers and increasing sales and upgrades to our existing customers, which may also be reduced or delayed as a result of regional or global events. If a customer does not renew on time or as expected, it can negatively affect our revenue for a given period. It is difficult to predict whether or exactly when we will make a sale to a potential customer or if we can increase sales to our existing customers. As a result, initial sales or renewals have, in some cases, occurred in quarters subsequent to what we anticipated, or have not occurred at all. We may in the future make changes to our subscription model, which may affect the length of our sales cycle and our ability to predict the length of our sales cycle or the anticipated size of potential subscriptions. The loss or delay of one or more transactions in a quarter could impact our results of operations for that quarter and any future quarters for which revenue from that transaction is delayed.

We depend on our sales force, and we may fail to attract, retain, motivate, or adequately train our sales force, which could adversely affect our business, financial condition, and results of operations.

Our ability to increase our customer base, achieve broader market acceptance of our platform, grow our revenue, and achieve and sustain profitability will depend, to a significant extent, on our ability to effectively expand our sales and marketing operations and activities, particularly our direct sales efforts. We depend on our sales force to obtain new customers and to drive additional sales to existing customers by selling them new subscriptions and expanding the value of their existing subscriptions. We believe that there is significant competition for sales personnel, including sales representatives, sales managers, and sales engineers, with the skills and technical knowledge that we require. Our ability to achieve revenue growth will depend, in part, on our ability to recruit, train, and retain sufficient numbers of sales personnel to support our growth. Our hiring, training, and retention efforts have been, and may further be, hindered by the constraints placed on our business as a result of the COVID-19 pandemic, including measures that we take proactively and those that are imposed upon us by government authorities. New hires require significant training and may take significant time before they achieve full productivity, and our remote and online onboarding and training processes may be less effective and take longer. Further, hiring sales personnel in new countries requires additional set up and upfront costs that we may not recover if the sales personnel fail to achieve full productivity. If we are unable to attract, retain, motivate and adequately train sufficient numbers of effective sales personnel, if our sales personnel do not reach significant levels of productivity in a timely manner, or if our sales personnel are not successful in converting potential customers into new customers or increasing sales to our existing customer base, our business, financial condition, and results of operations would be adversely affected.

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

The COVID-19 pandemic has also changed the way we interact with our customers and prospective customers. We have, and may continue to, alter, postpone, or cancel planned customer, employee, and industry events or shift them to a virtual only format. Our results of operations may also suffer if sales and marketing personnel are unable to maintain the same level of productivity while working remotely during the COVID-19 pandemic. These and other changes in the ways in which we interact with and market to our customers and prospective customers could adversely impact our business if they prove to be less effective than in-person events.

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

Certain of our customer agreements currently, and new customer agreements may in the future, provide minimum service level commitments, such as specifications regarding the availability, functionality, and performance of our platform. The loss of one or more of our satellites or problems with our ground stations could cause our service to fall below minimum service level commitments. Any failure of or disruption to our infrastructure could impact the performance of our platform and the availability of our services to customers. If we are unable to meet our stated service level commitments or if we suffer extended periods of poor performance or unavailability of our platform, we may be contractually obligated to provide affected customers with service credits or services at no or reduced cost, and, in certain cases, face contract termination with refunds of prepaid amounts related to unused subscriptions. If we suffer performance issues or downtime that exceeds the service level commitments under our contracts with our customers, our business, financial condition, and results of operations would be adversely affected.

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

We purchase equipment and satellite components from third-party suppliers and we depend on those suppliers to deliver and support our operations at the contracted specifications in order for us to continue to meet our service and contractual commitments to our customers. We may experience difficulty if these suppliers, particularly our top suppliers, do not meet their obligations to deliver and support the equipment and satellite components. We may also have trouble or failure when implementing, operating and maintaining this equipment and satellite components, or when providing services using this equipment. This difficulty or failure may lead to service interruptions or degradations in the services offered to our customers, which could cause our revenues to decline materially and could adversely affect our ability to market our services and generate future revenues and profit.

We also rely on a number of third-party data, software, and services to manage and operate our business, including L3Harris Technologies, Inc. ("L3Harris"), FleetMon provided by JAKOTA Cruise Systems GmbH, Exmile Solutions Ltd. (Marine Traffic), IHS Global Ltd., NAVTOR AS, AirNav, LLC, NOAA, ECMWF, HubSpot, Inc., AWS, Ohio State University, Google Services, R-Systems, and NetSuite provided by Oracle Corporation. The data, software, and services provided by these third parties are critical to our ability to increase our sales to customers, operate and maintain our platform, and accurately maintain books and records. Any disruption in these services could reduce the quality or volume of data we are able to provide to our customers, impair our ability to execute on our operating plan, and disrupt our business. Further, if these services cease to be available to us on commercially reasonable terms, or at all, it may be required to use additional or alternative services, or to develop additional capabilities within our business, any of which could require significant resources and adversely affect our business, financial condition, and results of operations.

We also rely on third-party cloud service providers such as Amazon Web Services ("AWS") and Google Services to process the data we provide to service our customers. These third-party services are critical to our ability to provide reliable service to our customers. Any disruption in these services would negatively impact our data service uptime and our ability to service customers reliably and consistently, which could reduce sales and adversely affect our business, financial condition and results of operations.

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

We currently manufacture our satellites in-house at a single manufacturing facility in the United Kingdom. The availability of our services depends on the continuing operation of our satellite manufacturing infrastructure and operations. Any impairment such as downtime, damage to, or failure of our manufacturing facility could result in interruptions in our production of satellites, which could materially affect our business. Our manufacturing facility may become capacity-constrained or could face financial difficulties as a result of a surge in demand for additional satellites, a natural disaster, or other event, including the impacts of the COVID-19 pandemic. Our manufacturing site is vulnerable to damage or interruption from floods, fires, power loss, or aging infrastructure. An infrastructure failure could result in the destruction of satellites under construction or inventory, manufacturing delays, or additional costs incurred, and we do not maintain back-up manufacturing facilities or operations. Although we may be able to replace or supplement the satellite manufacturing process with third-party manufacturers, there could be a substantial period of time in which new satellites would not be manufactured. Further, any new relationship may involve higher costs and delays in development and delivery. We may also encounter technical challenges in successfully replicating the manufacturing processes in another facility or with a third party. The occurrence of any of the foregoing could result in lengthy interruptions in our production and launch of our satellites which could materially affect our business, financial condition, and results of operations.

We are dependent on third parties to launch our satellites into space, and any launch delay, malfunction, or failure could have a material adverse impact to our business, financial condition, and results of operations.

We are dependent on third-party launch service providers, including, among others, Space Exploration Technology Corp., Nanoracks LLC, Exolaunch GmbH, Virgin Orbit, LLC, Astra Space, Inc., and Spaceflight, Inc. Currently, the number of companies who offer launch services is limited, and if this sector fails to grow or experiences consolidation among current providers, we may not be able to secure space on a launch vehicle or incur higher prices for such space. This could cause delays in our ability to meet our customers’ needs or an increase in the price for our offerings, adversely affecting our business, financial condition, and results of operations.

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
•
risks relating to the implementation of exchange controls, including restrictions promulgated by OFAC, and other similar trade protection regulations and measures;

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
•
general economic and political conditions in these foreign markets, including political and economic instability in some countries, such as the conflict in Ukraine and its impacts on the region and the regional global economy;
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

We have in the past acquired, and may in the future acquire or invest in, businesses, offerings, technologies, or talent that we believe could complement or expand our platform, enhance our technical capabilities, or otherwise offer growth opportunities. For example, on November 30, 2021, we completed the acquisition of exactEarth, a leading provider of global maritime vessel data for ship tracking and maritime situational awareness solutions in Canada. We may not be able to fully realize the anticipated benefits of such acquisitions or investments. The pursuit of potential acquisitions may divert the attention of management and cause us to incur significant expenses related to identifying, investigating, and pursuing suitable acquisitions, whether or not they are consummated.

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
•
inability to recognize acquired contract liabilities in accordance with our revenue recognition policies; and
•
use of substantial portions of our available cash or the incurrence of debt to consummate the acquisition.

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

Integrating exactEarth with our business may be more difficult, costly, or time-consuming than expected, and we may not realize the expected benefits of the Acquisition, which may adversely affect our business, financial condition, and results of operations.

If we experience greater than anticipated costs to integrate, or are not able to successfully integrate, exactEarth into our existing operations, we may not be able to achieve the anticipated benefits of the Acquisition, including cost savings and other synergies and growth opportunities. Even if the integration of exactEarth’s business is successful, we may not realize all of the anticipated benefits of the Acquisition during the anticipated time frame, or at all. For example, under the terms of an agreement with L3Harris (the "L3Harris Agreement"), as amended on January 21, 2020, exactEarth is required to pay a fixed fee of $358,000 per month and to share 30% of its revenues from S-AIS data products in excess of $16.0 million annually. Under this agreement, exactEarth may pay a substantial portion of revenue associated with legacy exactEarth customers, or other customers to which exactEarth agrees to sell or Spire agrees to re-sell such data, to L3Harris, which means that the amount of incremental revenue that accrues to the Spire company group as a result of the Acquisition will be reduced. Also, events outside our control, such as changes in regulations and laws, as well as economic trends, including as a result of the COVID-19 pandemic, could adversely affect our ability to realize the expected benefits from the Acquisition.

In addition, the L3Harris Agreement contains certain restrictive covenants which restrict exactEarth from certain activities, such as selling the L3Harris AIS data to the U.S. federal government, or competing with L3Harris by engaging in certain activities related to the creation or sale of very high frequency data services similar to those offered by the Real-Time Second-Generation Constellation, or products containing or derived therefrom, other than as contemplated by the L3Harris Agreement. These restrictions may prevent exactEarth from entering into possible beneficial arrangements, and may limit the benefits we are able to realize as a result of the Acquisition. In addition, if we are engaged in disputes with L3Harris as a result of operations which are perceived to violate these restrictions, it could adversely affect our business, financial condition and our operations.

An inability to realize the full extent of the anticipated benefits of the Acquisition, as well as any delays encountered in the integration process, could have an adverse effect upon our revenue, level of expenses, and results of operations. In addition, it is possible that the integration process could result in the loss of key employees, errors or delays in the implementation of shared services, the disruption of our ongoing business, or inconsistencies in standards, controls, procedures, and policies that may adversely affect our ability to maintain relationships with other employees and customers or to achieve the anticipated benefits of the Acquisition. Integration efforts also may divert management attention and resources.

For all of these reasons, we may not be able to achieve the anticipated benefits of the Acquisition, which could adversely affect our business, financial condition, and results of operations, and could cause the price of our Class A common stock to decline.

exactEarth may have liabilities that are not known to us, which could have an adverse effect on our business, financial condition, and results of operations.

exactEarth may have liabilities that we failed, or were unable, to discover in the course of performing our due diligence investigations in connection with the Acquisition. We may learn additional information about exactEarth that materially and adversely affects us and exactEarth, such as unknown or contingent liabilities and liabilities related to compliance with applicable laws. Any such liabilities, individually or in the aggregate, could have an adverse effect on our business, financial condition, and results of operations.

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

We cannot predict the timing, strength, or duration of any economic slowdown, instability, or recovery, generally or within any particular industry or geography. Any economic downturn of the general economy or industries in which we operate would adversely affect our business, financial condition, and results of operations. For example, the full impact of the COVID-19 pandemic is unknown at this time but could result in adverse changes in our results of operations for an unknown period of time as the virus and its related social and economic impacts spread.

Our business could be adversely affected by pandemics, natural disasters, political crises, or other unexpected events.

We are vulnerable to natural disasters and significant disruptions including tsunamis, floods, earthquakes, fires, water shortages, other extreme or unusual weather conditions, epidemics or pandemics, acts of terrorism or disruptive political events where our facilities or the launch facilities of our transport partners are located, or where our third-party suppliers’ facilities are located, power shortages and blackouts, aging infrastructures and telecommunications failures. Further, climate change has, and may continue to, increase the rate, size, and scope of these natural disasters. In the event of such a natural disaster or other disruption, we could experience disruptions to our operations or the operations of suppliers, subcontractors, distributors, or customers, which could affect our ability to maintain launch schedules or fulfill our customer contracts.

The availability of our services depends on the continuing operation of our satellite operations infrastructure, satellite manufacturing operations, information technology and communications systems. Any downtime, damage to or failure of our systems could result in interruptions in our service, which could reduce our revenue and profits. Our systems are vulnerable to damage or interruption from floods, fires, power loss, aging infrastructure, telecommunications failures, computer viruses, computer denial of service attacks, cyberattacks or other attempts to harm our systems. The conflict in Ukraine and associated activities in Ukraine and Russia may increase the risk of cyberattacks on various types of infrastructure and operations. We believe those risks may be particularly heightened for us and other providers of satellite infrastructure and space operations, and that we face heightened risks of cyberattacks on our infrastructure, systems, and operations in connection with the conflict in Ukraine and associated activities in Ukraine and Russia.

Risks Related to Intellectual Property, Privacy, Cybersecurity, and Technical Infrastructure

Any failure to obtain, maintain, protect, or enforce our intellectual property and proprietary rights could harm our business, financial condition, and results of operations.

Our success depends, in part, upon our ability to obtain, maintain, protect, and enforce our intellectual property rights, including our proprietary technology, know-how, and our brand. We rely on a combination of patents, copyrights, trademarks, service marks, trade secret laws, and contractual provisions in an effort to establish and protect our proprietary rights. However, the steps we take to obtain, maintain, protect, and enforce our intellectual property rights may be inadequate, and if we fail to protect or enforce our intellectual property rights or trade secrets adequately, our competitors might gain access to our proprietary technology and develop and commercialize similar services or technologies, and our business, financial condition, results of operations, or prospects could be adversely affected. Although we have been issued patents in the United States and Canada and have additional patent applications pending, there can be no assurance that our patent applications will result in issued patents. Even if we continue to seek patent protection in the future, we may be unable to obtain or maintain patent protection for our technology. In addition, any patents issued from pending or future patent applications or that are licensed to us in the future may not provide us with competitive advantages or may be successfully challenged by third parties. Any of our patents, trademarks, or other intellectual property rights may be challenged or circumvented by others or invalidated or held unenforceable through administrative process or litigation in the United States, Canada, or in other foreign jurisdictions. There can be no guarantee that others will not infringe on our trademarks or patents, independently develop offerings that are similar to our intellectual property or trade secrets, duplicate any of our offerings, or design around our patents or other intellectual property rights. Further, legal standards relating to the validity, enforceability, and scope of protection of intellectual property rights may be uncertain. Moreover, policing unauthorized use of our technologies, trade secrets, and intellectual property may be difficult, expensive, and time-consuming, particularly in foreign countries where the laws may not be as protective of intellectual property rights as those in the United States and where mechanisms for enforcement of intellectual property rights may be weak. Accordingly, despite our efforts, it may be unable to prevent third parties from infringing upon, misappropriating, or otherwise violating our intellectual property rights.

We rely, in part, on trade secrets, proprietary know-how, and other confidential information to maintain our competitive position. While we generally enter into confidentiality and invention assignment agreements with our employees and consultants and enter into confidentiality agreements with third parties, including the parties with whom we have strategic relationships and business alliances, these agreements may not be effective in controlling access to, distribution, use, misuse, misappropriation, reverse engineering, or disclosure of our proprietary information, know-how, and trade secrets. Further, these agreements do not prevent our competitors or partners from independently developing offerings that are substantially equivalent or superior to our offerings. These agreements may be breached, and we may not have adequate remedies for any such breach. Enforcing a claim that a party violated confidentiality obligations or illegally disclosed or misappropriated a trade secret or know-how is difficult, expensive, and time- consuming, and the outcome is unpredictable. In addition, some courts inside and outside the United States are less willing or unwilling to protect trade secrets and know-how.

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

Our technology includes software modules licensed to us by third-party authors under open source licenses, and we expect to continue to incorporate such open source software in our platform in the future. We also contribute to the open source developer community. Use and distribution of open source software may entail greater risks than use of third-party commercial software, as open source licensors generally do not provide support, warranties, indemnification, or other contractual protections regarding infringement claims or the quality of the code. We include open source software in some of our technology to improve functionality and reduce engineering time and cost and make the source code of some of our proprietary platform features available as open source to facilitate collaboration, but this may also enable others to compete more effectively. In addition, the public availability of such open source software may make it easier for others to compromise our services and technology.

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

We rely on technology and data from a number of different sources, including terrestrial data sets from third parties that we integrate with our platform or incorporate into our solutions and services. We cannot be certain that our licensors are not infringing the intellectual property rights of third parties or that these third parties have sufficient rights to the licensed intellectual property in all jurisdictions in which we may sell our subscription services and project-based services. In addition, many technology licenses are non-exclusive, and therefore our competitors may have access to the same technology licensed to us. Some of our agreements with these third parties may be terminated for convenience by them, or otherwise provide for a limited term. If we are unable to continue to license any of this technology for any reason, our ability to develop and sell access to our platform containing such technology could be harmed. Similarly, if we are unable to license necessary technology from third parties now, or in the future, on commercially reasonable terms or at all, we may be forced to develop alternative technology, which we may be unable to do in a commercially feasible manner, or at all, and we may be required to use alternative technology of lower quality or performance standards, which would adversely affect our business, financial condition, and results of operations.

In addition, we incorporate terrestrial data sets from third parties into our solutions and subscription services. We rely on such third parties to provide accurate supplementary data sets that we can utilize to deliver comprehensive data and analytics to our customers. If we are unable to obtain the necessary data sets from third parties on commercially reasonable terms or at all or if we experience errors or delays in receiving these data sets, our customers may have a negative experience with our platform, our brand and reputation may be adversely affected and our customers may be less inclined to continue utilizing our platform or recommend it to other potential customers. Similarly, if we are unable to purchase terrestrial data sets from third parties now, or in the future, on commercially reasonable terms or at all, we may be forced to produce terrestrial data sets ourselves, which we may be unable to do in a commercially feasible manner, or at all, which would adversely affect our business, financial condition, and results of operations.

Any actual or perceived security or privacy breach could interrupt our operations, harm our reputation and brand, result in financial exposure, and lead to loss of user confidence in us or decreased use of our platform, any of which could adversely affect our business, financial condition, and results of operations.

The use of our platform involves the collection, storage, processing, and transmission of customers’ data. In addition, we collect, process, store, and transmit our own data as part of our business operations. Our data or our customers’ data may include personal data or confidential or proprietary information. Increasingly, threats from computer malware, ransomware, viruses, social engineering (including phishing attacks), denial of service or other attacks, employee theft or misuse, and general hacking have become more prevalent in our industry. Any security breaches or incidents owing to these or other causes could result in unauthorized access to, damage to, disablement or encryption of, use or misuse of, disclosure of, modification of, destruction of, or loss of our data or our customers’ data, or disrupt our ability to operate our platform. Any actual or perceived security breach or incident could interrupt our operations, harm our reputation and brand, result in remediation and cybersecurity protection costs, result in lost revenue, lead to litigation and legal risks, increase our insurance premiums, result in any other financial exposure, lead to loss of user confidence in us or decreased use of our platform, and otherwise damage our competitiveness, business, financial condition, and results of operations. The conflict in Ukraine and associated activities in Ukraine and Russia may increase the risk of cyberattacks on various types of infrastructure and operations. We believe those risks may be particularly heightened for us and other providers of satellite infrastructure and space operations, and that we face heightened risks of cyberattacks and other attacks on our infrastructure, systems, and operations in connection with the conflict in Ukraine and associated activities in Ukraine and Russia.

We have taken steps and implemented measures designed to protect the data that we have access to, but our security measures or those of our third-party service providers could be insufficient or breached or otherwise fail as a result of third-party action, employee errors, technological limitations, defects, vulnerabilities in our offerings or those of our third-party service providers, malfeasance, or otherwise. Additionally, with many of our employees currently working remotely due to the COVID-19 pandemic, we may be exposed to increased risks of security breaches or incidents. We may need to enhance the security of our platform, our data, and the other data we maintain or that we or our third-party service providers maintain or otherwise process, and our internal IT infrastructure, which may require additional resources and may not be successful. Furthermore, because we do not control our third-party service providers and our ability to monitor their data security is limited, we cannot ensure the security measures they take will be sufficient to protect ours and our customers’ data. There can be no assurance that any security measures that we or our third-party service providers have implemented will be effective against current or future security threats. Our security measures or those of our third-party service providers could fail and result in unauthorized access to, damage to, disablement or encryption of, use or misuse of, disclosure of, modification of, destruction of, or loss of such data. Further, because there are many different security breach techniques and such techniques continue to evolve and are generally not detected until after an incident has occurred, we may be unable to implement adequate preventative measures, anticipate attempted security breaches or other security incidents, or react in a timely manner. In addition, we have recently seen an increase in phishing attempts and spam emails in connection with the COVID-19 pandemic.

Any security breach or other security incident that we or our third-party service providers experience, or the perception that one has occurred, could result in a loss of customer confidence in the security of our platform, harm our reputation and brand, reduce the demand for our platform, disrupt normal business operations, require us to spend material resources to investigate or correct the breach or incident and to prevent future security breaches and incidents, expose us to legal liabilities, including litigation, regulatory enforcement actions, proceedings, and orders, disputes, investigations, indemnity obligations, damages for contract breach, penalties for violation of applicable laws or regulations, other claims and liabilities, and significant costs for remediation of and otherwise responding to such breaches or incidents, any of which could adversely affect our results of operations. In addition, our remediation efforts may not be successful. We also may face difficulty or delay in identifying, remediating, and otherwise responding to security breaches and incidents. We cannot ensure that any limitation of liability provisions in our customer and user agreements, contracts with third-party vendors and service providers, and other contracts for a security lapse or breach or other security incident would be enforceable or adequate or would otherwise protect us from any liabilities or damages with respect to any particular claim. These risks may increase as we continue to grow and collect, process, store, and transmit increasingly large amounts of data.

Many governments have enacted laws requiring companies to notify individuals of data security incidents or unauthorized transfers involving certain types of personal data. Accordingly, security incidents experienced by our competitors, by our customers or by us may lead to negative publicity. Further, if a security breach or incident occurs with respect to another service provider, our customers and potential customers may lose trust in the security of software delivered through the cloud generally, which could adversely impact our ability to retain existing customers or attract new ones, which could adversely affect our business, financial condition, and results of operations.

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

We are subject to a variety of federal, state, local, and international laws, directives, and regulations, as well as contractual obligations, relating to the collection, use, retention, security, disclosure, transfer, and other processing of personal information and other data. The regulatory framework for privacy, data protection, and data transfers worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. For example, the Court of Justice of the European Union in July 2020 struck down the EU-U.S. Privacy Shield framework, which provided companies with a mechanism to comply with data protection requirements when transferring personal data from the EU to the United States. In some cases, data privacy laws and regulations, such as the GDPR, which took effect in May 2018, impose obligations on us and on many of our customers, including with respect to cross-border data transfers.

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

In addition, domestic data privacy laws, such as the CCPA, which took effect in January 2020, the recently passed CPRA and the Virginia CDPA, each of which take effect January 1, 2023, and the Colorado Privacy Act (the “CPA”), which takes effect July 1, 2023, continue to evolve and could expose us to further regulatory or operational burdens. Some countries also are considering or have passed legislation requiring local storage and processing of data, or similar requirements, which could increase the cost and complexity of delivering our platform and other aspects of our operations. Complying with the GDPR, DSL, PIPL, CCPA, CPRA, CDPA, CPA, or other laws, regulations, amendments to or re-interpretations of existing laws and regulations, and contractual or other actual or alleged obligations relating to privacy, data protection, data transfers, data localization, or information security may require us to make changes to our services to enable us, our data suppliers or our customers to meet new legal requirements, incur substantial operational costs, modify our data practices and policies, engage in additional contractual negotiations, and restrict our business operations. Any actual or perceived failure by us to comply with these laws, regulations, or other obligations may lead to significant fines, penalties, regulatory investigations, lawsuits, significant costs for remediation, damage to our reputation, or other liabilities.

In addition to government activity, privacy advocacy and other industry groups have established or may establish new self-regulatory standards that may place additional burdens on our ability to provide our services globally, and which we may comply with or face asserted or actual obligations to comply with. Our customers also may require or expect us to meet certain voluntary certification and other standards established by third parties. If we are unable to maintain these certifications or meet these standards, we could adversely affect our ability to provide our services to certain customers and could harm our business. Furthermore, the uncertain and shifting regulatory environment may cause concerns regarding data privacy and may cause our customers or our customers’ customers to resist providing the data necessary to allow our customers to use our services effectively. Even the perception that the privacy of personal information is not satisfactorily protected or that our maintenance or processing of such information does not meet regulatory requirements could inhibit sales of our services and limit adoption of our platform. Additionally, some statutory requirements, both in the United States and abroad, include obligations for companies to notify individuals of security breaches and incidents involving particular personal information, which could result from breaches or incidents experienced by us or our service providers. Any actual or perceived security breach or incident that we or our service providers suffer could harm our reputation and brand, expose us to potential claims, liability, and proceedings, or require us to expend significant resources on data security and in responding to any such actual or perceived breach or incident.

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

We rely on AWS to deliver our platform to our customers, and any disruption of, or interference with, our use of Amazon Web Services could adversely affect our business, financial condition, and results of operations.

AWS is a third-party provider of cloud infrastructure services. We outsource substantially all of the infrastructure relating to our platform to AWS. Our customers need to be able to access our platform at any time, without interruption or degradation of performance. Our platform depends, in part, on the virtual cloud infrastructure hosted in AWS. Although we have disaster recovery plans that utilize multiple AWS locations, any incident affecting their infrastructure that may be caused by fire, flood, severe storm, earthquake or other natural disasters, power loss, telecommunications failures, cyber-attacks, terrorist or other attacks, and other similar events beyond our control, could adversely affect our cloud-native platform. Additionally, AWS may experience threats or attacks from computer malware, ransomware, viruses, social engineering (including phishing attacks), denial of service or other attacks. In addition, employee theft or misuse and general hacking have become more prevalent in our industry. Any of these security incidents could result in unauthorized access to, damage to, disablement or encryption of, use or misuse of, disclosure of, modification of, destruction of, or loss of our data or our customers’ data or disrupt our ability to provide our platform or service. A prolonged AWS service disruption affecting our platform for any of the foregoing reasons would adversely impact our ability to serve our customers and could damage our reputation with current and potential customers, expose us to liability, result in substantial costs for remediation, cause us to lose customers, or otherwise harm our business, financial condition, or results of operations. We may also incur significant costs for using alternative hosting sources or taking other actions in preparation for, or in reaction to, events that damage the AWS services we use.

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

Risks Related to Legal and Regulatory Matters

We have been involved, and may in the future become involved, in claims, lawsuits, government investigations, and other proceedings that could adversely affect our business, financial condition, and results of operations.

From time to time, we have been involved, and may in the future become involved, in various legal proceedings relating to matters incidental to the ordinary course of our business, including intellectual property, commercial, employment, class action, whistleblower, and other litigation and claims, and governmental and other regulatory investigations and proceedings. Any claims against us, whether meritorious or not, could be time-consuming, result in costly litigation, be harmful to our reputation, require significant management attention, and divert significant resources. In addition, the expense of litigation and the timing of this expense from period to period are difficult to estimate and subject to change. The risk of litigation may be heightened among public companies, like us, that have recently undergone a merger with a special purpose acquisition company.

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

Our business is subject to regulation by various federal, state, local and foreign governmental agencies, including agencies responsible for monitoring and enforcing laws and regulations related to the deployment and operation of satellites, ground stations, privacy and data protection, intellectual property, investment screening, labor and employment, worker classification, product safety, anti-bribery laws, import and export controls, controlled goods laws, federal securities laws, and tax laws and regulations. In certain jurisdictions, these regulatory requirements may be more stringent than in the United States. These laws and regulations impose added costs on our business. We monitor these developments and devote a significant amount of management’s time and external resources towards compliance with these laws, regulations, and guidelines, and such compliance places a significant burden on management’s time and other resources, and it may limit our ability to expand into certain jurisdictions.

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

Failure to comply with these laws or regulations or failure to satisfy any criteria or other requirements under such laws or regulations, such as with respect to obtaining and maintaining licenses, certificates, authorizations, and permits critical for the operation of our business, may result in civil penalties or private lawsuits, or result in a delay or the denial, suspension, or revocation of licenses, certificates, authorizations, or permits, which would prevent us from operating our business. For example, our business requires licenses and permits from the FCC, and review by other agencies of the U.S. government. In addition, we are required to maintain similar licenses and permits in Luxembourg, Singapore and Canada which impose regulatory and operational requirements. License approval can include an interagency review of safety, operational, radio frequency interference, national security, and foreign policy, and international obligations implications, as well as a review of foreign ownership. We must also comply with laws and regulations relating to the formation, administration, and performance of contracts with the public sector, including U.S. federal governmental organizations, which affects how we do business with governmental agencies. Selling our services to the U.S. government also subjects us to certain regulatory and contractual requirements. Failure to comply with these requirements could subject us to investigations, fines, and other penalties, which would have an adverse effect on our business, financial condition, and results of operations.

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

Countries or their regulatory authorities or the ITU, a specialized technical agency of the United Nations, may adopt new laws, policies, or regulations, or change their interpretation of existing laws, policies, or regulations, that could cause our existing authorizations and the frequency allocations that we rely on for use of our satellites to be changed or cancelled, require us to incur additional costs, impose or change existing price ceilings, or otherwise adversely affect our operations or revenues. As a result, any currently held regulatory authorizations and licenses are subject to rescission and renewal and may not remain sufficient or additional authorizations may be necessary that we may not be able to obtain on a timely basis or on terms that are not unduly burdensome. There is no guarantee that such licenses will be renewed.

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

In many cases, our services are or may in the future be subject to U.S. export control laws and regulations including the EAR and ITAR, and subject to trade and economic sanctions maintained by OFAC. We are also subject to export control and trade sanctions laws and regulations in the EU, the United Kingdom, Singapore, Canada and other jurisdictions in which we operate. As such, an export license may be required to export or re-export our technology and services to certain countries or end-users, or for certain end-uses. If we were to fail to comply with such U.S. export controls laws and regulations, U.S. economic sanctions, or other similar laws or regulations in other jurisdictions, we could be subject to both civil and criminal penalties, including substantial fines, possible incarceration for employees and managers for willful violations, and the possible loss of our export or import privileges. Compliance with the EAR, ITAR, and other applicable regulatory requirements regarding the export of our services, including new releases and/or the performance of services, may create delays in the introduction of our services in non-U.S. markets, prevent our customers with non-U.S. operations from deploying these services throughout their global systems or, in some cases, prevent the export of the services to some countries altogether.

Obtaining the necessary export license for a particular sale or offering may not be possible, may be time-consuming, and may result in the delay or loss of sales opportunities. In addition, compliance with the directives of DDTC may result in substantial expenses and diversion of management attention. Any failure to adequately address the directives of DDTC could result in civil fines or suspension or loss of our export privileges, any of which could materially adversely affect our business, financial condition, results of operations and growth prospects. Further, U.S. export control laws and economic sanctions as well as similar laws and regulations in other jurisdictions prohibit the export of offerings to certain U.S. embargoed or sanctioned countries, governments, and persons, as well as for prohibited end-uses. We have failed, and may in the future fail, to secure or maintain at all times all required export authorizations, which could have negative consequences on our business, including reputational harm and civil and criminal penalties. Further, we have failed, and may fail to secure or maintain at all times, all required export authorizations, which could have negative consequences on our business, including reputational harm, and lead to government investigations and criminal and civil penalties. Additionally, even though we take precautions to ensure that we comply with all relevant export control laws and regulations, monitoring and ensuring compliance with these complex export controls and sanctions is particularly challenging because our offerings are widely distributed throughout the world. Even though we take precautions to ensure that we and our partners comply with all relevant export control laws and regulations, any failure by us or our partners to comply with such laws and regulations could have negative consequences for us, including reputational harm, government investigations and penalties.

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

In December 2017, the legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”), was enacted, which contains significant changes to U.S. tax law, including a reduction in the corporate tax rate and a transition to a new territorial system of taxation. The primary impact of the Tax Act on our provision for income taxes was a reduction of the future tax benefits of our deferred tax assets as a result of the reduction in the corporate tax rate. However, since we have recorded a full valuation allowance against our deferred tax assets, these changes did not have a material impact on our consolidated financial statements. The impact of the Tax Act will likely be subject to ongoing technical guidance and accounting interpretation, which we will continue to monitor and assess.

On January 1, 2022, a provision of the Tax Act went into effect, eliminating the option to deduct domestic research and development costs in the year incurred and instead requiring taxpayers to amortize such costs over five years. The House Ways and Means Committee has proposed tax legislation to delay the effective date of this change to 2026, but it is uncertain whether the proposed delay will ultimately be enacted into law. If no new legislation is passed, the provision would go into effect for our upcoming year ending December 31, 2022. It could potentially have an impact on our effective tax rate due to the valuation allowance we have on our U.S. federal deferred tax assets. We are currently evaluating the potential impact.

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

There is also a high level of uncertainty in today’s tax environment stemming from both global initiatives put forth by the Organization for Economic Co-operation and Development (the “OECD”), and unilateral measures being implemented by various countries due to a lack of consensus on these global initiatives. As an example, the OECD has put forth two proposals—Pillar One and Pillar Two—that revise the existing profit allocation and nexus rules (profit allocation based on location of sales versus physical presence) and ensure a minimal level of taxation, respectively. Further, unilateral measures such as digital services tax and corresponding tariffs in response to such measures are creating additional uncertainty. If these proposals are passed, it is likely that we will have to pay higher income taxes in countries where such rules are applicable.

Our ability to utilize our net operating loss carryforwards and certain other tax attributes to offset future taxable income may be limited.

As of December 31, 2021, we had $189.3 million of federal and $65.5 million of state net operating loss carryforwards (“Net Operating Losses”), available to reduce future taxable income. Of the approximately $189.3 million in U.S. federal Net Operating Losses, approximately $106.8 million will be carried forward indefinitely for U.S. federal tax purposes and approximately $82.5 million will began to expire in 2032. Our $65.5 million of state Net Operating Losses will expire in various tax years beginning in 2032. It is possible that we will not generate taxable income in time to use Net Operating Losses before their expiration, or at all.

In addition, our federal and state Net Operating Losses and certain tax credits may be subject to significant limitations under Section 382 and Section 383, respectively of the Internal Revenue Code of 1986, as amended (the “Code”), and similar provisions under state law. In general, under those sections of the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes, such as research and development tax credits, to offset its post-change income or tax liability may be limited. In general, an “ownership change” will occur if there is a cumulative change in our ownership by “5-percent stockholders” that exceeds 50 percentage points over a rolling three-year period. Future changes in our stock ownership, which may be outside of our control, may trigger an ownership change. Similar provisions of state tax law may also apply to limit our use of our accumulated state tax attributes. As a result, even if we earn net taxable income in the future, our ability to use our or Old Spire’s Net Operating Losses and other tax attributes to offset such taxable income or tax liability may be subject to limitations, which could potentially adversely affect our cash flows and result in increased future income tax liability.

The Tax Act, as amended by the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), among other things, includes changes to U.S. federal tax rates and the rules governing Net Operating Losses. For Net Operating Losses arising in tax years beginning after December 31, 2017, the Tax Act, as modified by the CARES Act, limits a taxpayer’s ability to utilize Net Operating Losses to 80% of taxable income (as calculated before taking the Net Operating Losses, and certain other tax attributes, into account) for taxable years beginning after December 31, 2020. The CARES Act modifies the Tax Act by temporarily suspending this 80% taxable income limitation, allowing a Net Operating Loss carryforward to fully offset taxable income in tax years beginning before January 1, 2021. In addition, Net Operating Losses arising in tax years ending after December 31, 2017 and before January 1, 2021 may be carried back to each of the five taxable years preceding the tax year of such loss, but Net Operating Losses arising in taxable years beginning after December 31, 2020 may not be carried back. Net Operating Losses arising in tax years beginning after December 31, 2017 can be carried forward indefinitely. Net Operating Losses generated in tax years beginning before January 1, 2018 will not be subject to the taxable income limitation and will continue to have a two-year carryback and twenty- year carryforward period. As we maintain a full valuation allowance against our U.S. Net Operating Losses and have been in U.S. taxable losses since inception, these changes did not impact our Consolidated Balance Sheet as of December 31, 2021.

However, in future years, if and when a net deferred tax asset is recognized related to our Net Operating Losses, the changes in the new limitation on the use of Net Operating Losses may significantly impact our valuation allowance assessments for Net Operating Losses generated after December 31, 2017.

There is also a risk that due to federal or state regulatory changes, such as suspensions on the use of Net Operating Losses, tax credits or other tax attributes, possibly with retroactive effect, or other unforeseen reasons, our existing Net Operating Losses, tax credits or other tax attributes could expire or otherwise be unavailable to offset future income tax liabilities.

Taxing authorities may successfully assert that we should have collected or in the future should collect sales and use, value added, or similar taxes, and any such assessments could adversely affect our business, financial condition, and results of operations.

We do not collect sales and use, value added, and similar taxes in all jurisdictions in which we have sales, based on our belief that such taxes are not applicable. Sales and use, value added, and similar tax laws and rates vary greatly by jurisdiction. Certain jurisdictions in which we do not collect such taxes may assert that such taxes are applicable, which could result in tax assessments, penalties, and interest, and we may be required to collect such taxes in the future. Such tax assessments, penalties, interest, or future requirements would adversely affect our financial condition and results of operations. Further, in June 2018, the Supreme Court held in South Dakota v. Wayfair, Inc. that states could impose sales tax collection obligations on out-of-state sellers even if those sellers lack any physical presence within the states imposing the sales taxes. Under Wayfair, a person requires only a “substantial nexus” with the taxing state before the state may subject the person to sales tax collection obligations therein. An increasing number of states (both before and after the publication of Wayfair) have considered or adopted laws that attempt to impose sales tax collection obligations on out-of-state sellers. The Supreme Court’s Wayfair decision has removed a significant impediment to the enactment and enforcement of these laws, and it is possible that states may seek to tax out-of-state sellers on sales that occurred in prior tax years, which could create additional administrative burdens for us, put us at a competitive disadvantage if such states do not impose similar obligations on our competitors, and decrease our future sales, which would adversely impact our business, financial condition, and results of operations.

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

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as described in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The results of these estimates form the basis for making judgments about the recognition and measurement of certain assets and liabilities and revenue and expenses that is not readily apparent from other sources. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the dates of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period.

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

We have identified material weaknesses in our internal control over financial reporting. If we are unable to remediate these material weaknesses, or if we identify additional material weaknesses in the future or otherwise fail to maintain effective internal control over financial reporting, it may result in material misstatements of our consolidated financial statements or cause us to fail to meet our periodic reporting obligations, which may adversely affect our business, financial condition, and results of operations.

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

(iii)
We did not design and maintain effective controls related to the identification of and accounting for certain non-routine, unusual or complex transactions, including the proper application of GAAP of such transactions. Specifically, we did not design and maintain controls to timely identify and account for warrant instruments, and to account for business combinations, including the associated valuation estimates and the completeness and accuracy of the opening balance sheet. The material weakness related to warrant instruments resulted in the restatement of the previously issued financial statements of NavSight related to adjustments to warrant liabilities and equity. The material weakness related to business combinations did not result in a misstatement to our consolidated financial statements.

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

We will take certain measures to remediate these material weaknesses described above, as described in Item 9a of this Annual Report on Form 10-K.

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

We are working to remediate the material weaknesses as efficiently and effectively as possible; full remediation could potentially go beyond December 31, 2022. At this time, we cannot provide an estimate of costs expected to be incurred in connection with implementing this remediation plan; however, these remediation measures will be time consuming, will result in us incurring significant costs, and will place significant demands on our financial and operational resources.

We cannot assure that the measures we have taken to date and may take in the future, will be sufficient to remediate the control deficiencies that led to our material weaknesses in internal control over financial reporting or that they will prevent or avoid potential future material weaknesses to be identified in the future. The effectiveness of our internal control over financial reporting is subject to various inherent limitations, including cost limitations, judgments used in decision making, assumptions about the likelihood of future events, the possibility of human error and the risk of fraud. Any failure to design, implement and maintain effective internal control over financial reporting or any difficulties encountered in their implementation or improvement may result in material misstatements of our consolidated financial statements or cause us to fail to meet our periodic reporting obligations, which may adversely affect our business, financial condition and results of operations.

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

In April 2021, we entered into the FP Credit Agreement (as defined below), which provides us with a senior secured convertible credit facility in an aggregate principal amount of $70.0 million that was fully drawn in May 2021. We used a portion of the proceeds from the term loan to repay our outstanding obligations under our existing credit facilities with Eastward Fund Management, LLC (“Eastward”) and European Investment Bank (“EIB”). There can be no assurance that we will be able to repay this indebtedness when due, or that we will be able to refinance this indebtedness on acceptable terms or at all.

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
•
pay dividends and distributions on, or purchase, redeem, decease, or otherwise acquire or retire for value, our capital stock;
•
make acquisitions, investments, loans (including guarantees), advances, or capital contributions; and
•
engage in certain intercompany transactions and other transactions with affiliates.

In addition, the FP Credit Agreement requires that, prior to consummating certain transactions, we maintain unrestricted cash of at least $15.0 million, as of the last day of each fiscal quarter and as determined in accordance with the FP Credit Agreement, unless we are able to maintain positive EBITDA. We cannot guarantee that we will be able to maintain compliance with these various covenants or, if we fail to do so, that we will be able to obtain waivers from the lenders and/or amend the covenants. Even if we comply with all of the applicable covenants, the restrictions on the conduct of our business could adversely affect our business by, among other things, limiting our ability to take advantage of financing opportunities, mergers, acquisitions, investments, and other corporate opportunities that may be beneficial to our business.

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

Risks Related to Our Common Stock

Delaware law and our certificate of incorporation and bylaws contain certain provisions, including anti-takeover provisions, that limit the ability of stockholders to take certain actions and could delay or discourage takeover attempts that stockholders may consider favorable.

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

•
our board of directors is classified into three classes of directors with staggered three-year terms and directors are only able to be removed from office for cause;
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

The dual-class structure of our common stock has the effect of concentrating voting power with our Founders, which will limit your ability to influence the outcome of matters submitted to our stockholders for approval, including the election of our board of directors, the adoption of amendments to our certificate of incorporation and bylaws, and the approval of any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction. Our Class A common stock has one vote per share and our Class B common stock that is held only by our Founders has nine votes per share. Accordingly, the Class B common stock held by the Founders represent approximately 43.8% of the voting power of our outstanding capital stock in the aggregate as of December 31, 2021. Additionally, the Class A common stock and Class B common stock held by two of the Founders, Peter Platzer and Theresa Condor, who are husband and wife, represent approximately 30.6% of the voting power of our outstanding capital stock in the aggregate as of December 31, 2021. As a result, Peter Platzer and Theresa Condor and the other Founders will be able to determine or significantly influence any action requiring the approval of our stockholders, including the election of our board of directors, the adoption of amendments to our certificate of incorporation and bylaws, and the approval of any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction. The Founders may have interests that differ from yours and may vote in a way with which you disagree, and which may be adverse to your interests. This concentrated control may have the effect of delaying, preventing, or deterring a change in control, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of the company, and might ultimately affect the market price of our common stock. Further, the separation between voting power and economic interests could cause conflicts of interest between the Founders and our other stockholders, which may result in the Founders undertaking, or causing us to undertake, actions that would be desirable for themselves but would not be desirable for our other stockholders. The numbers of shares and percentage interests set forth above assume that there are no future exercises of the warrants.

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

Factors affecting the trading price of our securities may include:

•
actual or anticipated fluctuations in our quarterly financial results or the annual financial results of companies perceived to be similar to us;
•
changes in the market’s expectations about our results of operations;
•
success of competitors;
•
our results of operations failing to meet the expectation of securities analysts or investors in a particular period;
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

Broad market and industry factors may materially harm the market price of our securities irrespective of our operating performance. The stock market in general, and the securities of technology companies in particular, have experienced price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the particular companies affected. The trading prices and valuations of these stocks, and of our securities, may not be predictable. A loss of investor confidence in the market for retail stocks or the stocks of other companies which investors perceive to be similar to us could depress our share price regardless of our business, financial conditions, or results of operations. A decline in the market price of our securities also could adversely affect our ability to issue additional securities and our ability to obtain additional financing in the future. Additionally, if the average closing market price of our securities is less than $1.00 over any consecutive 30 trading-day period, such that the listing standards of the NYSE are no longer met, we may not be able to remain listed on the NYSE.

We do not expect to declare any dividends in the foreseeable future.

We have never declared nor paid cash dividends on our capital stock. We currently intend to retain any future earnings to finance the operation and expansion of our business, and we do not anticipate declaring or paying any dividends to holders of our capital stock in the foreseeable future.

Additionally, our ability to pay cash dividends on our common stock is limited by restrictions under the terms of the FP Credit Agreement for a $70.0 million term loan facility (the "FP Term Loan"). Consequently, investors may need to rely on sales of their shares after price appreciation, which may never occur, as the only way to realize any future gains on their investment.

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

Additionally, many members of our management team have limited experience managing a publicly traded company, interacting with public company investors, and complying with the increasingly complex laws pertaining to public companies. Our management team may not successfully or effectively manage our transition to a public company that will be subject to significant regulatory oversight and reporting obligations under federal securities laws and the continuous scrutiny of securities analysts and investors. These new obligations and constituencies will require significant attention from our senior management and could divert their attention away from the day-to-day management of our business, which could adversely affect our business, financial condition, and results of operations. We may not have adequate personnel with the appropriate level of knowledge, experience, and training in the accounting policies, practices, or internal control over financial reporting required of public companies in the United States. The development and implementation of the standards and controls necessary for us to achieve the level of accounting standards required of a public company in the United States may require costs greater than expected. It is possible that we will be required to expand our employee base and hire additional employees to support our operations as a public company which will increase our operating costs in future periods.

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

Our future success also depends, in part, on our ability to continue to attract and retain highly skilled personnel. Competition for these personnel is intense, and the industry in which we operate is generally characterized by significant competition for skilled personnel as well as high employee attrition. We may not be successful in attracting, retaining, training, or motivating qualified personnel to fulfill our current or future needs. Furthermore, our ability to attract and retain employees may be affected by the COVID-19 pandemic and its effects on global workforce patterns and employee expectations regarding returning to offices, and may result in a more geographically distributed workforce than we anticipate. Additionally, the former employers of our new employees may attempt to assert that our new employees or we have breached their legal obligations, which may be time- consuming, distracting to management, and may divert our resources. Current and potential personnel also often consider the value of equity awards they receive in connection with their employment, and to the extent the perceived value of our equity awards declines relative to our competitors, our ability to attract and retain highly skilled personnel may be harmed. We may need to invest significant amounts of cash and equity to attract and retain new employees and expend significant time and resources to identify, recruit, train, and integrate such employees, and we may never realize returns on these investments. If we are unable to effectively manage our hiring needs or successfully integrate new hires, our efficiency, ability to meet forecasts, and employee morale, productivity, and engagement could suffer, which could adversely affect our business, financial condition, and results of operations.

Our failure to timely and effectively implement controls and procedures required by Section 404(a) of the Sarbanes-Oxley Act could have a material adverse effect on our business.

We are required to comply with the Section 404(a) of the Sarbanes-Oxley act which requires management assess its internal control over financial reporting, beginning with our second annual report on Form 10-K. Management must certify internal controls are designed and operating effectively through documentation and testing. The standards required for a public company under Section 404(a) of the Sarbanes-Oxley Act are significantly more stringent than those required of Spire as a privately-held company. Our management may not be able to effectively and timely implement controls and procedures that adequately respond to the increased regulatory compliance and reporting requirements. If we are not able to implement the additional requirements of Section 404(a) in a timely manner or with adequate compliance, we may not be able to assess whether our internal control over financial reporting are effective, which may subject us to adverse regulatory consequences and could harm investor confidence and the market price of our securities.

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

We are an “emerging growth company” as defined in Section 2(a)(19) of the Securities Act, as modified by the Jumpstart our Business Startups Act (“JOBS Act”). As such, we are eligible for and intend to take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies for as long as we continue to be an emerging growth company, including (i) the exemption from the auditor attestation requirements with respect to internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act, (ii) the exemptions from say-on-pay, say-on-frequency and say-on-golden parachute voting requirements, and (iii) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. As a result, the stockholders may not have access to certain information they may deem important. We will remain an emerging growth company until the earliest of (i) the last day of the fiscal year in which the market value of our common stock that are held by non-affiliates exceeds $700,000,000 as of June 30 of that fiscal year, (ii) the last day of the fiscal year in which we have total annual gross revenue of $1.07 billion or more during such fiscal year (as indexed for inflation), (iii) the date on which we have issued more than $1.0 billion in non-convertible debt in the prior three-year period or (iv) the last day of the fiscal year following the fifth anniversary of our initial public offering. In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the exemption from complying with new or revised accounting standards provided in Section 7(a)(2)(B) of the Securities Act as long as we are an emerging growth company. An emerging growth company can therefore delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected not to opt out of such extended transition period and, therefore, we may not be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies. Investors may find our common stock less attractive because we rely on these exemptions, which may result in a less active trading market for our common stock and the trading price may be more volatile.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Our corporate headquarters is located in Vienna, Virginia, where we currently lease approximately 8,319 square feet under a lease agreement that expires in June 2029. We also lease and license facilities in San Francisco, California; Boulder, Colorado; Luxembourg, Luxembourg; Glasgow, Scotland; Cambridge, Ontario; Singapore, Singapore and Oxfordshire, United Kingdom. Additionally, we operate over 30 ground stations to transmit our satellite data across the globe.

As the business grows and we add employees, we will evaluate our need to expand our facilities or add new facilities in different geographic locations. We believe that suitable additional or alternative space will be available as needed to accommodate any such growth. We expect to incur additional expenses in connection with such new or expanded facilities.

Item 3. Legal Proceedings

From time to time, we are involved in various legal proceedings arising from the normal course of business activities. For example, on April 5, 2021, we received a letter from the counsel for Carl Harris, a former employee, alleging that Mr. Harris’s failure to exercise his stock options in early 2020 was induced by our improper conduct, and requested that we reinstate Mr. Harris’s stock options. We deny any wrongdoing and the matter has now been resolved through a mediated settlement.

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

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market Information for Common Stock

Our Class A common stock is listed on the NYSE under the symbol “SPIR” and our public warrants are traded on the NYSE under the symbol “SPIR.WS” and, after resale, our private placement warrants will also trade under the same ticker symbol as the public warrants.

Our Class B common stock is neither listed nor traded.

Holders of Record

As of December 31, 2021, there were 253 holders of record of our Class A common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

As of December 31, 2021, there were four holders of record of our Class B common stock. All shares of our Class B common stock are beneficially owned by Peter Platzer, Theresa Condor, Jeroen Cappaert and William Joel Spark, or their affiliates.

As of December 31, 2021, there were three holders of our public warrants.

Dividend Policy

We have never declared or paid any cash dividends on our capital stock, and do not intend to pay cash dividends to our stockholders in the foreseeable future. We expect to retain all available funds and any future earnings, if any, to fund the growth and development of our business. Investors should not purchase our common stock with the expectation of receiving cash dividends. Any future determination to declare dividends will be made at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements, general business conditions, and other factors that our board of directors may deem relevant. In addition, the terms of the FP Term Loan contain restrictions on our ability to declare and pay cash dividends on our capital stock.

Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our audited consolidated financial statements as of and for the years ended December 31, 2021 and 2020 and the related notes appearing elsewhere in this Annual Report on Form 10-K. In addition to historical consolidated financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results could differ materially from those anticipated by these forward-looking statements as a result of many factors. We discuss factors that we believe could cause or contribute to these differences below and elsewhere in this Annual Report on Form 10-K, including those set forth in the sections titled “Risk Factors” and “Special Note Regarding Forward-Looking Statements.” Our fiscal years ended December 31, 2021 and 2020 are referred to herein as fiscal year 2021 and fiscal year 2020, respectively. Unless the context otherwise requires, all references to “the Company,” “we,” “us,” or “our” and similar terms refer to Spire and its subsidiaries.

Overview

We are a global provider of space-based data, analytics and space services, offering unique datasets and powerful insights about Earth from the ultimate vantage point—space—so that organizations can make decisions with confidence, accuracy and speed. We own and operate one of the world’s largest multi-purpose satellite constellations in low earth orbit. Our fully deployed constellation consists of over 100 satellites and we believe it is also one of the world’s largest “listening” constellations, observing the earth utilizing radio frequency sensors. We enrich this hard-to-acquire, valuable data with analytics and predictive solutions, providing data as a subscription to organizations around the world so that they can improve business operations, decrease their environmental footprint, deploy resources for growth and competitive advantage and mitigate risk.

In December 2021, our satellite constellation covered the earth over 200 times per day on average and our global ground station network performed over 2,300 contacts each day on average, reliably and resiliently collecting data with low latency. Our cloud-based data infrastructure processed five terabytes of data each day on average in December 2021, in creating our proprietary data analytics solutions. We provide customers these solutions through an API infrastructure that delivers approximately one terabyte of data each day to our customers, as of December 31, 2021. The global data we collect includes data that can only be captured from space with no terrestrial alternatives. We collect this data once and can then sell it an unlimited number of times across a broad and growing set of industries, including weather, aviation and maritime, with global coverage, real-time and near real-time data that can be easily integrated into our customers’ operations.

Our platform applies our value-add insights and predictive analytics to this proprietary data to create commercially valuable datasets. We offer three data solutions to our customers, which vary in complexity and price and can be delivered in near real-time via our API that can be easily integrated into our customers’ business operations:

•
Maritime: Precise space-based data used for highly accurate ship monitoring, ship safety and route optimization.
•
Aviation: Precise space-based data used for highly accurate aircraft monitoring, aircraft safety and route optimization.
•
Weather: Precise space-based data used for highly accurate weather forecasting.

For each data solution, we have the capability to offer customers a variety of features and additional value. The four forms of data we monetize are:

•
Clean data: Clean and structured data directly from our proprietary nanosatellites;
•
Smart data: Clean data fused with third-party datasets and proprietary analysis to enhance value and provide insights;
•
Predictive solutions: Big data, AI, and ML algorithms applied to fused data sets to create predictive analytics and insights; and
•
Solutions: Data-driven actionable recommendations to solve specific business problems, utilizing the full spectrum of our data analytics suite.

These value-add data features allow customers to solve various use cases and provide a path to expand throughout the customer’s relationship.

As our fourth solution, we are also pioneering an innovative business model through our Space Services solution. We leverage our fully deployed infrastructure and large-scale operations to enable our customers to obtain customized data through our API. Our customers can begin receiving data in less than a year after engaging with us and receive data by entering into a subscription agreement. Our Space Services offering provides our customers with fast, scalable and reliable access to space.

Our solutions are offered to customers across numerous industries and we not only have the opportunity to upsell within each one, but we also have the opportunity to cross-sell among all our solutions.

We provide our solutions to global customers through a subscription model or project-based solutions. We currently sell directly to end customers and utilize reseller partners when beneficial.

Highlights from Fiscal Year 2021

•
On August 16, 2021, we completed the Merger with NavSight and received cash proceeds of $236.6 million and were listed on the NYSE under the ticker symbol “SPIR.”
•
On November 30, 2021, we completed the acquisition of exactEarth for the purchase price of $129.0 million, consisting of $109.6 million in cash and $22.3 million of shares of our Class A common stock, net of $3.0 million post-combination expense.
•
Full year 2021 revenue was $43.4 million, an increase of 52% from fiscal year 2020. Excluding the $1.5 million of revenue recognized from exactEarth during the fourth quarter and fiscal year ended December 31, 2021, full year 2021 revenue was $41.9 million, an increase of 47% from fiscal year 2020.
•
As of December 31, 2021, annual recurring revenue (“ARR”) was $70.8 million, an increase of approximately 96% from December 31, 2020. Excluding the $18.5 million of ARR contributed by the acquisition of exactEarth, Spire’s December 31, 2021 ARR was $52.3 million, an increase of 44% from December 31, 2020. For the definition of ARR, see the section titled “—Key Business Metrics.”
•
We had 255 organic ARR Solution Customers under contract and added 343 from exactEarth, ending the fourth quarter with 598 ARR Solution Customers, a 288% increase year-over-year. For the definition of ARR Solution Customers, see the section titled “—Key Business Metrics.”

COVID-19 Impact

In March 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic, which continues to spread throughout the United States and the world and has resulted in authorities implementing numerous measures to contain the virus, including travel bans and restrictions, quarantines, shelter-in-place orders, and business limitations and shutdowns. While we are unable to accurately predict the full impact that the COVID-19 pandemic will have on our operating results, financial condition, liquidity and cash flows due to numerous uncertainties, including the duration and severity of the pandemic or any resurgences of the pandemic locally or globally, our compliance with these measures has impacted our day-to-day operations and could continue to disrupt our business and operations, as well as that of certain of our customers whose industries are more severely impacted by these measures, for an indefinite period of time. Through fiscal year 2021, we have experienced adverse changes in customer buying behavior that began in March 2020 as a result of the impact of the COVID-19 pandemic, including decreased customer engagement, delayed sales cycles, and deterioration in near-term demand. In 2021, the Delta and Omicron variants of COVID-19 became the dominant strains in numerous countries around the world, including the United States, and are believed to be more contagious than other previously identified COVID-19 strains. As a result of the impact of the COVID-19 pandemic, we experienced delays and re-work due to third party satellite launch providers schedule shifts, delays and increased expenses in our hiring process, some attrition from adjusting company policies due to the COVID-19 pandemic and additional time and expenses supporting customer contracts. Despite these headwinds, we experienced an increase in revenue for fiscal year 2021, as compared to fiscal year 2020.

To support the health and well-being of our employees, customers, partners and communities, we have allowed many of our employees to work remotely. As of December 31, 2021, our employees are permitted to come into the office in accordance with all applicable local, State and Federal guidelines and regulations. Our offices will only remain open to the extent local, state and federal authorities permit us to do so and our own criteria and conditions to ensure employee health and safety are satisfied, including social distancing and enhanced cleaning protocols. While we have developed plans for our employees to begin safely returning to their respective offices, we cannot predict when or how we will be able to completely lift the work from home requirements or other COVID-19 related restrictions for geographic areas that continue to be significantly impacted by the pandemic or certain other actions taken as part of our business continuity plans, including travel restrictions. We may also have to reinstate work from home requirements in response to further changes in local regulations in connection with developments in the COVID-19 pandemic. While the adjustments to our operations may result in inefficiencies, delays and additional costs in our solution development, sales, marketing, and customer support efforts, as of the date of this filing, we do not believe our work from home protocol has materially adversely impacted our internal controls, financial reporting systems or our operations.

In response to the ongoing COVID-19 pandemic, we initially implemented plans to manage our costs. In fiscal year 2020, for part of the year, we temporarily limited the addition of new employees and third-party contracted services, curtailed most travel expenses except where critical to the business, and acted to limit discretionary spending. As we obtained further visibility on the impact of the COVID-19 pandemic on our business, we lifted some of these limitations to support our growth. Although we continue to monitor the situation and may adjust our current policies as more information and public health guidance become available, the ongoing effects of the COVID-19 pandemic and/or the precautionary measures that we, our customers and governmental authorities have adopted have resulted in, and could continue to result in, customers not purchasing or renewing our solutions or services, delays or lengthening of our sales cycles, and reductions in average transaction sizes, and could negatively affect our customer success and sales and marketing efforts, or create operational or other challenges, any of which could harm our business and operating results. Because our solutions have future obligations and a portion of that revenue is recognized over time, the effect of the pandemic may not be fully reflected in our operating results until future periods. Our competitors could experience similar or different impacts as a result of the COVID-19 pandemic, which could result in changes to our competitive landscape. While we have developed and continue to develop plans to help mitigate the negative impact of the pandemic on our business, these efforts may not be effective, and any protracted economic downturn could significantly affect our business and operating results. We will continue to evaluate the nature and extent of the impact of the COVID-19 pandemic to our business. For additional information regarding the possible impact of the COVID-19 pandemic on our business, see the section titled “Risk Factors.”

Key Factors Affecting Our Performance

We believe that our current and future performance are dependent on many factors, including, but not limited to, those described below. While these areas present significant opportunity, they also present risks that we must manage to achieve successful results. For additional information about these risks, see the section titled “Risk Factors.” If we are unable to address these risks, our business and results of operations could be adversely affected.

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

We track our progress landing new customers by measuring the number of ARR Solution Customers we have from one fiscal year to the next. For instance, we have increased our number of ARR Solution Customers from 154 for fiscal year 2020 to 598 for fiscal year 2021. We track our progress in expanding our customer relationships by measuring our ARR Net Retention Rate. For the definition of ARR Net Retention Rate, see the section titled “—Key Business Metrics.” Our organic ARR Net Retention Rate was 110% for fiscal year 2021 and 154% for fiscal year 2020.

Expansion into New Industries and Geographies

As our solutions have grown, we continue to focus on further penetration of our initial industries including maritime, aviation, logistics and government (civil and defense/intelligence) among others. We believe our technology and solutions give us the ability to also expand into additional industries, including energy, financial services, agriculture, transportation, and insurance, and geographies, including Latin America, Africa, and the Middle East. Our revenue growth is dependent upon our ability to continue to expand into new industries and geographies. The costs associated with these expansions may adversely affect our results of operations.

Investment in Growth

We continue investing in growing our business and capitalizing on our market opportunity while balancing the uncertainties from the COVID-19 pandemic. We intend to continue to add headcount to our global sales and marketing teams to acquire new customers and to increase sales to existing customers and we intend to continue to add headcount to our research and development teams and otherwise invest to improve and innovate our nanosatellite, ground station and data analytics technologies. For fiscal year 2021, our spending on research and development increased by $10.9 million, or 52%, from fiscal year 2020, which included $0.3 million from the exactEarth acquisition. For fiscal year 2021, our sales and marketing expenses increased by $10.1 million, or 98%, from fiscal year 2020, which included $0.6 million from the exactEarth acquisition. Our total headcount across all functions has increased from 251 employees as of December 31, 2020, to 370 employees as of December 31, 2021, which increase includes 33 exactEarth employees. We believe that these investments will contribute to our long-term growth. The costs of these investments may adversely affect our operating results.

Acquisitions

Our business strategy may include, like our November 2021 acquisition of exactEarth, acquiring other complementary solutions, technologies, or businesses that we believe will allow us to reduce the time or costs required to develop new technologies, incorporate enhanced functionality into and complement our existing solution offerings, augment our engineering workforce, and enhance our technological capabilities.

Impact of Foreign Exchange Rates

We report in U.S. dollars, and the functional currency of our foreign operating subsidiaries is the local currency, including the Euro, the British Pound, the Singapore Dollar and the Canadian Dollar. Many of these currencies have strengthened significantly against the U.S. dollar since fiscal year 2020. In fiscal year 2021, approximately 48% of our revenues were generated in non-U.S. dollar-denominated currencies respectively. This compares to fiscal year 2020 where approximately 50% of our revenues were generated in non-U.S. dollar-denominated currencies respectively. The financial statements of these subsidiaries are translated into U.S. dollars using exchange rates in effect at each balance sheet date for assets and liabilities and average exchange rates during the period for revenues and expenses. To the extent we experience significant currency fluctuations, our results of operations may be impacted.

Key Business Metrics

We review the following key business metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans, and make strategic decisions:

•
ARR
•
ARR Customers
•
ARR Solution Customers
•
ARR Net Retention Rate

Annual Recurring Revenue

We define ARR as our expected annualized revenue from customers that are under contract with us at the end of the reporting period with a binding and renewable agreement for our subscription solutions, or a customer that has a binding multi-year contract that can range from components of our Space Services solution to a project-based customer solution. Project-based contracts or customers are considered recurring when they have signed a multi-year binding agreement that has a renewable component in the contract or a customer that has multiple contracts that we continue to have under contract over multiple years.
Customer contracts for data trials and one-time transactions are excluded from the calculation of ARR.

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

The following table summarizes our ARR at each fiscal year end for the periods indicated.

	Fiscal Year
(dollars in thousands)	2021	2020	2021 to 2020 % Change
ARR	$70,752	$36,179	96%

ARR increased by $34.6 million, or 96%, of which $18.5 million was attributable to our acquisition of exactEarth. Our organic ARR growth was 44%.

Number of ARR Customers and ARR Solution Customers

We define an ARR Customer as an entity that has a contract with us or through our reseller partners contracts, that is either a binding and renewable agreement for our subscription solutions, or a binding multi-year contract as of the measurement date independent of the number of solutions the entity has under contract. A single organization with separate subsidiaries, segments, or divisions may represent multiple customers, as we treat each entity that is invoiced separately as an individual customer. In cases where customers subscribe to our platform through our reseller partners, each end customer that meets the above definition is counted separately as an ARR Customer. All entities that have contracts for data trials and one-time transactions are excluded from the calculation of ARR Customers.

We define an ARR Solution Customer similarly to an ARR Customer, but we count every solution the customer has with us separately. As a result, the count of ARR Solution Customers exceeds the count of ARR Customers in each year as some customers contract with us for multiple solutions. Our multiple solutions customers are those customers that are under contract for at least two of our solutions: Maritime, Aviation, Weather, and Space Services. All entities that have contracts for data trials and one-time transactions are excluded from the calculation of ARR Solution Customers.

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

The following table summarizes the number of our ARR Customers and ARR Solution Customers at each fiscal year end for the periods indicated:

	Fiscal Year
	2021	2020	2021 to 2020 % Change
ARR Customers	575	144	299%
ARR Solution Customers	598	154	288%

ARR Customers grew by 431, or 299%. The addition of exactEarth added 343 ARR Customers. Our organic ARR Customer growth was 61%. ARR Solution Customers grew by 444. The addition of exactEarth added 343 ARR Solution Customers. Our organic ARR Solution Customer growth was 66%.

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

The following table summarizes our ARR Net Retention Rate at each fiscal year end for the periods indicated (excludes exactEarth):

	Fiscal Year
	2021	2020	2021 to 2020 % Change
ARR Net Retention Rate	110%	154%	(29)%

Our ARR Net Retention Rate can be impacted from period to period by large increases or decreases in customer contract value and large decreases in contract value from customers that have chosen not to renew their contracts with us. An ARR Net Retention Rate greater than 100% is an indication that we are growing the value of the solutions our customers are purchasing from us from a fiscal period end versus the prior fiscal period end. An ARR Net Retention Rate less than 100% is an indication that we are reducing the value of the solutions our customers are purchasing from us from a fiscal period end versus the prior fiscal period end. For fiscal year 2021, our ARR Net Retention Rate decreased 29% from fiscal year 2020. This decrease was driven by the growth in our ARR renewable base, a higher concentration of new customer ARR versus upsell, and delays in certain Space Services contracts that caused the contract value to spread over a longer period.

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

Cost of Revenue

Cost of revenue consists primarily of personnel costs, depreciation, hosted infrastructure and high-power computing costs, third-party operating and royalty costs associated with delivering our data and services to our customers, and amortization of purchased intangibles associated with the exactEarth acquisition. Personnel costs are primarily related to the cost of our employees supporting and managing our constellation operations including satellite operations, ground station control and launch management. Costs associated with the manufacture and launch of our satellites, including personnel costs, are capitalized and depreciated upon placement in service, typically over a three year expected useful life. As satellites reach their expected end of useful life, they are generally replaced with replenishment satellites to maintain our constellation at optimal performance. Costs associated with the acquisition and development of new ground stations, including the bill of materials and labor to install the ground station, are capitalized and depreciated upon placement in service typically over a four-year expected useful life. We anticipate ongoing capital spending to repair and replenish ground stations as they reach their end of useful life to keep our ground station network at optimal performance. Our proprietary ground station network is primarily located in third-party locations where we incur lease and other operational charges. Cost of revenue also includes royalties associated with third-party data sets that we integrate into our data solutions.

Operating Expenses

Research and Development. Research and development expenses consist primarily of employee-related expenses, third-party consulting fees, and computing costs. Our research and development efforts are focused on improving our satellite technology, developing new data sets, developing new algorithms and enhancing our smart and predictive analytics, and enhancing the ease of use and utility of our space-based data solutions.

Sales and Marketing. Sales and marketing expenses consist primarily of employee-related expenses, sales commissions, marketing and advertising costs, costs incurred in the development of customer relationships, brand development costs, travel-related expenses and amortization of purchased intangible backlog associated with the exactEarth acquisition. Commission costs on new customer contract bookings are considered costs of obtaining customer contracts. Commission costs for multi-year deals are considered contract acquisition costs and are deferred and then amortized over the period of the contract excluding the last 12 months, which are expensed at the beginning of that final period. Commission costs on contracts completed with a term of twelve months or less are expensed in the period incurred.

General and Administrative. General and administrative expenses consist of employee-related expenses for personnel in our executive, finance and accounting, facilities, legal, human resources, global supply chain, and management information systems functions, as well as other administrative employees. In addition, general and administrative expenses include fees related to third-party legal counsel, fees related to accounting, tax and audit costs, office facilities costs, software subscription costs, and other corporate costs.

Loss on Satellite Deorbit and Launch Failure. Loss on Satellite Deorbit and Launch Failure consists of the write-off of the remaining capitalized costs associated with the manufacture and launch of our satellites prior to the end of the satellite’s useful life. We contract with third-party companies to launch, carry, and deploy our LEMUR satellites into space. A loss could result from a third-party launch or deployer failure, a technical failure of the satellite, or the deorbit of a satellite before the end of the satellite’s useful life. A technical failure could include a satellite that is not able to communicate with our network of ground stations or fulfill its intended technical mission for a duration greater than one month. The loss amount is presented net of any insurance claims received. We did not incur any of these expenses in fiscal year 2021. We incurred $0.7 million in expenses in fiscal year 2020.

Other Income (Expense)

Interest Income. Interest Income includes interest earned on our cash balances.

Interest Expense. Interest Expense includes interest costs associated with our promissory and convertible notes, and amortization of deferred financing costs.

Change in Fair Value of Contingent Earnout Liability. Change in Fair Value of Contingent Earnout Liability includes mark-to-market adjustments to reflect changes in fair value of the contingent earnout liability.

Change in Fair Value of Warrant Liabilities. Change in Fair Value of Warrant Liabilities includes mark-to-market adjustments to reflect changes in fair value of warrant liabilities.

Other (Expense) Income, Net. Other (Expense) Income, Net consists primarily of tax credits, grant income, the impact of foreign exchange gains and losses, benefit from loan forgiveness, loss on debt extinguishment, and sales and local taxes. We use the local currency as our functional currency for Luxembourg, United Kingdom, Singapore and Canada.

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

Results of Operations

Fiscal Year 2021 Compared to Fiscal Year 2020

The following tables set forth selected Consolidated Statements of Operations data and such data as a percentage of total revenues for each of the periods indicated:

	Fiscal Year
(in thousands)	2021	2020
Revenue	$43,375	$28,490
Cost of revenue(1)	18,720	10,285
Gross profit	24,655	18,205
Operating expenses(1):
Research and development	31,615	20,751
Sales and marketing	20,387	10,279
General and administrative	40,479	12,520
Loss on satellite deorbit and launch failure	—	666
Total operating expenses	92,481	44,216
Loss from operations	(67,826)	(26,011)
Other (expense) income:
Interest income	23	54
Interest expense	(11,417)	(6,773)
Change in fair value of contingent earnout liability	67,026	—
Change in fair value of warrant liabilities	(1,600)	(198)
Other (expense) income, net	(5,021)	824
Total other income (expense), net	49,011	(6,093)
Loss before income taxes	(18,815)	(32,104)
Income tax provision	497	400
Net loss	$(19,312)	$(32,504)

(1)
Includes stock-based compensation as follows:

	Fiscal Year
(in thousands)	2021	2020
Cost of revenue	$432	$39
Research and development	2,859	1,000
Sales and marketing	2,307	327
General and administrative	6,036	794
Total stock-based compensation	$11,634	$2,160

Revenue

	Fiscal Year
(in thousands)	2021	2020	2021 to 2020 % Change
Revenue	$43,375	$28,490	52%

Total revenue increased $14.9 million, or 52%, driven primarily by the growth in the number of ARR Customers combined with our ARR Net Retention Rate greater than 100%. The exactEarth acquisition added $1.5 million of revenue in fiscal year 2021. Our organic ARR Customers increased 61%, from 144 as of fiscal year 2020 to 232 as of fiscal year 2021, which contributed to an increase in revenue from new customers. Our organic ARR Net Retention Rate was 110% during fiscal year 2021, which contributed to an increase in revenue from our existing customer base.

For fiscal year 2021, we derived 48% of our revenue from Europe, Middle East, Africa (“EMEA”), 36% of our revenue from the Americas and 16% of our revenue from Asia Pacific (“APAC”). For fiscal year 2020, we derived 50% of our revenue from EMEA, 38% of our revenue from the Americas, and 12% of our revenue from APAC. For fiscal year 2021, we derived 47% of our revenue from subscription arrangements, compared to 27% for fiscal year 2020. This percentage mix can fluctuate significantly from period to period driven primarily by the timing of the non-subscription revenue recognition in our contracts.

For fiscal year 2021, our increase in the number of ARR Customers and our ARR Net Retention Rate greater than 100% was driven by our increased spending on sales and marketing activities, the geographical expansion of our sales efforts into new countries and/or regions and the development and rollout of new data solutions.

Over time, we expect the mix of our total revenues in the Americas and APAC to continue to increase with additional sales and marketing focus in those regions.

Cost of Revenue

	Fiscal Year
(in thousands)	2021	2020	2021 to 2020 % Change
Total cost of revenue	$18,720	$10,285	82%
Gross profit	24,655	18,205	35%
Gross margin	57%	64%	(11)%
Headcount (at period end)	25	19	32%

Cost of revenue increased $8.4 million, or 82%, $1.7 million of this growth was due to the addition of exactEarth operating costs, retention and stock acceleration expenses. Organic increases were primarily driven by an increase in depreciation expense of $2.2 million, an increase in computing costs of $2.2 million, third party royalty costs increases of $1.0 million, $0.7 million of space services hardware expenses and $0.2 million higher personnel expenses, with the remainder in higher miscellaneous operating expenses. Depreciation expense increased from the prior period driven by continued additions to our constellation. The increase in computing costs were driven by higher expenses to support customer growth and some of our weather solutions transitioning from research and development to production. The increase in third party royalty costs was driven by an increase in sales activity, resulting in higher payments to third-party data set providers as they augment our data solutions. The increase in space services third-party hardware expenses was in support of a strategic customer commitment. The increase in personnel expenses was driven by headcount growth.

Gross margin for fiscal year 2021 and fiscal year 2020 was 57% and 64%, respectively. The decrease in fiscal year 2021 gross margin compared to fiscal year 2020 was driven primarily by higher depreciation, computing expenses, royalties, and strategic customer expenses as described above. This metric can fluctuate significantly from period to period driven primarily by the timing of the revenue as well as the timing of our technology investments to support future revenue. The exactEarth acquisition negatively impacted gross margin by approximately 2%. Of this reduction, approximately half was driven by purchase accounting adjustments including reduction to exactEarth deferred revenue and amortization of purchased intangibles.

We expect cost of revenue, including depreciation and amortization expenses, third-party operating costs and royalties, and high-powered computing costs, to increase in absolute dollars as our business grows. Additionally, we expect the purchase accounting adjustments associated with the exactEarth acquisition, namely higher amortization expenses and lower deferred revenue, to grow in relative terms as we absorb the impact on a full year basis. These items will likely have a negative impact on gross margin for at least the near term.

Operating Expenses

Operating expenses consist of our research and development, our sales and marketing, and our general and administrative expenses. As we continue to invest in our growth, including through hiring additional personnel, we expect our operating expenses to increase in absolute dollars as revenue grows; however, we expect our operating expenses as a percentage of revenue to decrease over time.

Research and Development

	Fiscal Year
(in thousands)	2021	2020	2021 to 2020 % Change
Research and development	$31,615	$20,751	52%
Percentage of total revenue	73%	73%
Headcount (at end of period)	181	130	39%

Research and development expenses increased $10.8 million, or 52%. $0.7 million of this growth was due to the addition of exactEarth operating costs, retention and stock acceleration expenses. Organic increases were primarily driven by an increase in personnel costs of $7.8 million, an increase in third-party services of $1.2 million, an increase in computing costs of $1.0 million and a $0.1 million increase in other operating expenses. The increase in personnel costs was driven by growth in headcount during the period. The increase in computing costs were driven by additional testing, modeling, and storage requirements used to develop new solutions. The increase in third-party services was driven by external technical resources required to support new development processes and capabilities.

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

Sales and Marketing

	Fiscal Year
(in thousands)	2021	2020	2021 to 2020 % Change
Sales and marketing	$20,387	$10,279	98%
Percentage of total revenue	47%	36%
Headcount (at end of period)	89	55	62%

Sales and marketing expenses increased $10.1 million, or 98%. $1.2 million of this growth was due to the addition of exactEarth operating costs, retention and stock acceleration expenses. Organic increases were primarily due to an increase in personnel costs of $7.0 million, an increase in marketing and professional services costs of $1.4 million, an increase of $0.3 million in travel expenses and $0.2 million increase in other operating expenses. The increase in personnel costs was driven by growth in our headcount involved in selling activities. The increase in marketing and professional services costs was driven by growth in our expenditures for demand generation, brand awareness and public relations. The increase in travel expense was due to improved travel conditions following the COVID-19 pandemic.

While we expect sales and marketing expenses to continue to grow in absolute dollars in the future, primarily due to increased employee-related expenses as we grow our headcount, to support our sales and marketing efforts and our continued expansion of our sales capacity across our solutions, we expect sales and marketing expenses as a percentage of revenue to decrease in future periods as our revenue growth exceeds our growth in sales and marketing spend.

General and Administrative

	Fiscal Year
(in thousands)	2021	2020	2021 to 2020 % Change
General and administrative	$40,479	$12,520	223%
Percentage of total revenues	93%	44%
Headcount (at end of period)	75	47	60%

General and administrative expenses increased $28.0 million, or 223%. $2.2 million of this growth was due to the addition of exactEarth operating costs, retention and stock acceleration expenses. Organic increases were primarily driven by an increase in professional and consulting fees of $14.3 million, an increase in personnel costs of $7.1 million, an increase in business insurance of $2.7 million, an increase in facilities expenses of $0.8 million, an increase of $0.5 million in software expenses, and other miscellaneous operating expenses of $0.4 million. The increase in professional and consulting fees was primarily driven by accounting, legal and other consulting services associated with the Merger, company readiness for going public and the exactEarth acquisition. The increase in personnel costs was driven by stock-based compensation expense associated with a performance-based equity incentive program as well as overall headcount growth. The increase in business insurance was driven by incremental exposure associated with being a public company. The increase in facilities expenses was driven by an increase in office rent driven by expansion into new office space to accommodate our headcount growth. The increase in software expenses was driven by scaling to support overall company headcount growth.

While we expect our general and administrative expenses to continue to grow in absolute dollars in future periods as our employee-related expenses increase to support our revenue growth and we have increased expenses from being a public company, we expect our general and administrative expenses as a percentage of revenue to decrease as revenue growth exceeds our growth in general and administrative spend.

Loss on Satellite Deorbit and Launch Failure

	Fiscal Year
(in thousands)	2021	2020	2021 to 2020 % Change
Loss on satellite deorbit and launch failure	$—	$666	(100)%
Percentage of total revenues	—%	2%

In fiscal year 2021, we incurred no expense in this category compared to fiscal year 2020, where we experienced the loss of two satellites due to a third-party deployment issue associated with a single launch.

Due to the nature of these events, we cannot predict the magnitude or frequency of future satellite deorbit and launch failure losses. While we sometimes purchase launch insurance when financially practical, the proceeds from these policies will typically only cover a portion of our loss in the event of an unplanned satellite deorbit or launch failure.

Other Income (Expense)

	Fiscal Year
(in thousands)	2021	2020	2021 to 2020 % Change
Interest income	$23	$54	(57)%
Interest expense	$(11,417)	$(6,773)	69%
Change in fair value of contingent earnout liability	$67,026	$—	−
Change in fair value of warrant liabilities	$(1,600)	$(198)	708%
Other (expense) income, net	$(5,021)	$824	(709)%

Interest income was immaterial.

Interest expense increased $4.6 million, or 69%, primarily as a result of incurring higher interest charges associated with our EIB, Eastward and FP loan facilities as discussed below.

Change in fair value of contingent earnout liability was $67.0 million, driven by the mark-to-market adjustment to reflect the fair market valuation of the underlying stock price. In connection with the Merger, eligible Spire equity holders are entitled to receive additional shares of our common stock upon our achievement of certain Earnout Triggering Events which are treated as liabilities and required to be marked to market each reporting period. Changes in valuation are recorded against the Contingent earnout liability account with the offsetting gain or loss recorded in Other Income (expense). For additional information, see Notes 2, 3 and 10 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Change in fair value of warrant liabilities increased by $1.4 million, driven by the mark-to-market adjustment to reflect the fair market valuation of our public and private warrants. For additional information, see Notes 2, 10 and 13 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Other (expense) income, net increased $5.8 million, or 709%, primarily driven by $5.0 million in debt extinguishment expenses resulting from paying off the EIB Loan and the Eastward Loan Facilities, and an increase in realized and unrealized foreign exchange expense of $1.9 million, and $0.3 million of miscellaneous other expenses, offset by an increase of $1.7 million in grant income driven by the extinguishment of debt resulting from the U.S. government’s forgiveness of our loan under the Paycheck Protection Program (“PPP”) established as part of the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act.

We continue to experience foreign currency fluctuations as we re-measure foreign currency denominated transactions and balances into the functional currency of the entities in which they are recorded. Our results of operations are subject to fluctuations due to changes in the Euro, British Pound, Singapore Dollar and Canadian Dollar. We may continue to experience favorable or adverse foreign currency exchange impacts due to volatility in these currencies relative to their respective functional currencies.

Income Taxes

	Fiscal Year
(in thousands)	2021	2020	2021 to 2020 % Change
Income taxes	$497	$400	24%

Income tax increased $0.1 million, or 24%, primarily driven by higher income tax in our United Kingdom subsidiary.

Non-GAAP Financial Measures

We believe that in addition to our results determined in accordance with GAAP, non-GAAP Adjusted EBITDA is useful in evaluating our business, results of operations and financial condition. We believe that this non-GAAP financial measure may be helpful to investors because it provides consistency and comparability with past financial performance and facilitates period to period comparisons of operations, as this eliminates the effects of certain variables from period to period for reasons that we do not believe reflect our underlying business performance. In addition to our GAAP measures, we use this non-GAAP financial measure internally for budgeting and resource allocation purposes and in analyzing our financial results.

For the reasons set forth below, we believe that excluding the following items provides information that is helpful in understanding our results of operations, evaluating our future prospects, comparing our financial results across accounting periods, and comparing our financial results to our peers, many of which provide similar non-GAAP financial measures.

•
Loss on satellite deorbit and launch failure. We exclude loss on satellite deorbit and launch failure because if there was no loss, the expense would be accounted for as depreciation and would also be excluded as part of our EBITDA calculation.

•
Other (expense) income, net. We exclude other (expense) income, net because it includes one-time and other items that do not reflect the underlying operational results of our business.
•
Stock-based compensation. We exclude stock-based compensation expenses primarily because they are non-cash expenses that we exclude from our internal management reporting processes. We also find it useful to exclude these expenses when we assess the appropriate level of various operating expenses and resource allocations when budgeting, planning, and forecasting future periods. Moreover, because of varying available valuation methodologies, subjective assumptions and the variety of award types that companies can use under FASB ASC Topic 718, Stock Compensation (“ASC 718”), we believe excluding stock-based compensation expenses allows investors to make meaningful comparisons between our recurring core business results of operations and those of other companies.
•
Change in fair value of warrant liabilities and contingent earnout liabilities. Spire excludes this as it does not reflect the underlying cash flows or operational results of the business.
•
Amortization of purchased intangibles. Spire incurs amortization expense for purchased intangible assets in connection with acquisitions of certain businesses and technologies. Amortization of intangible assets is a non-cash expense and is inconsistent in amount and frequency because it is significantly affected by the timing, size of acquisitions and the inherent subjective nature of purchase price allocations. Because these costs have already been incurred and cannot be recovered, and are non-cash expenses, Spire excludes these expenses for its internal management reporting processes. Spire's management also finds it useful to exclude these charges when assessing the appropriate level of various operating expenses and resource allocations when budgeting, planning and forecasting future periods. Investors should note that the use of intangible assets contributed to Spire's revenues earned during the periods presented and will contribute to Spire's future period revenues as well.
•
Other Acquisition Accounting Amortization. Spire incurs amortization expense for purchased data rights in connection with the acquisition of exactEarth and certain technologies. Amortization of this asset is a non-cash expense that can be significantly affected by the inherent subjective nature of the assigned value and useful life. Because this cost has already been incurred and cannot be recovered, and is a non-cash expense, Spire excludes this expense for its internal management reporting processes. Spire's management also finds it useful to exclude this charge when assessing the appropriate level of various operating expenses and resource allocations when budgeting, planning and forecasting future periods.
•
Mergers and acquisition related expenses. Spire excludes these expenses as these are associated with transaction costs that are generally one time in nature and not reflective of the underlying operational results of its business.
•
EBITDA. We define EBITDA as net income (loss), plus depreciation and amortization expense, plus interest expense, and plus the provision for (or minus benefit from) income taxes.
•
Other unusual one-time costs. We exclude these as they are unusual items that do not reflect the ongoing operational results of our business.
•
Adjusted EBITDA. We define Adjusted EBITDA as earnings before interest, taxes, depreciation and amortization, further adjusted for loss on satellite deorbit and launch failure, change in fair value of warrant liabilities, change in value of contingent earnout liability, other (expense) income, net, stock-based compensation, other acquisition accounting amortization, mergers and acquisition related costs and expenses, and other unusual one-time costs. We believe Adjusted EBITDA can be useful in providing an understanding of the underlying operating results and trends and an enhanced overall understanding of our financial performance and prospects for the future. While Adjusted EBITDA is not a recognized measure under GAAP, management uses this financial measure to evaluate and forecast business performance. Adjusted EBITDA is not intended to be a measure of liquidity or cash flows from operations or a measure comparable to net income as it does not take into account certain requirements, such as capital expenditures and related depreciation, principal and interest payments, and tax payments. Adjusted EBITDA is not a presentation made in accordance with GAAP, and our use of the term Adjusted EBITDA may vary from the use of similarly titled measures by others in our industry due to the potential inconsistencies in the method of calculation and differences due to items subject to interpretation.
•
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

The following table outlines the reconciliation from net loss to Adjusted EBITDA for the periods indicated:

	Fiscal Year
(in thousands)	2021	2020
Net loss	$(19,312)	$(32,504)
Depreciation & amortization	8,509	5,546
Net interest	11,394	6,719
Taxes	497	400
EBITDA	1,088	(19,839)
Loss on satellite deorbit and launch failure	—	666
Change in fair value of contingent earnout liability	(67,026)	—
Change in fair value of warrant liabilities	1,600	—
Other income (expense), net	5,021	(626)
Stock-based compensation	11,634	2,160
Mergers and acquisition related expenses	9,718	—
Other unusual one-time costs	387	—
Other acquisition accounting amortization	60	—
Adjusted EBITDA	$(37,518)	$(17,639)

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

Liquidity and Capital Resources

Our principal sources of liquidity to fund our operations are from cash and cash equivalents, which totaled $109.3 million as of December 31, 2021, mainly from net proceeds from the Merger, borrowings available under the FP Term Loan (as defined below) and the issuance of convertible notes. Of this $109.3 million, approximately $11.6 million was held outside of the United States. These amounts compare to cash and cash equivalents of $15.6 million as of December 31, 2020, of which $5.2 million was held outside of the United States. These amounts are exclusive of restricted cash which totaled $0.4 million as of December 31, 2021, and $0.4 million as of December 31, 2020. Since our inception, we have been in an operating cash flow deficit as we have made significant investments in our technology infrastructure, built out our research and development foundation, grown sales and marketing resources to drive revenue, and scaled general and administrative functions to enable operating effectiveness.

During fiscal year 2021, we issued additional convertible notes with a cumulative principal amount of $20.0 million, with maturities of January and February 2025, respectively, which converted into our Class A common stock at the Closing. In April 2021, we entered into the FP Credit Agreement (as defined and further described below), utilizing a portion of those funds to pay-off our existing credit arrangements with EIB and Eastward. In November 2021, we closed our acquisition of exactEarth for the purchase price of $129.0 million, consisting of $109.6 million in cash and $22.3 million of common stock, net of $3.0 million post-combination expense.

We expect that our principal sources of liquidity will be the proceeds received from the Merger, the additional convertible notes issued and the FP Term Loan (as defined below). We believe this will be sufficient to meet our working capital and capital expenditure needs over at least the next 12 months. Our future capital requirements will depend on many factors including our growth rate, the timing and extent of spending to support solution development efforts, the expansion of sales and marketing activities, the ongoing investments in technology infrastructure, the introduction of new and enhanced solutions, and the continuing market acceptance of our solutions. From time to time, we may seek additional equity or debt financing to fund capital expenditures, strategic initiatives or investments and our ongoing operations. In the event that we decide, or are required, to seek additional financing from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, financial condition, and results of operations could be adversely affected.

NavSight Merger

On August 16, 2021, we announced that we had closed our Merger with NavSight. As a result, we became a wholly owned subsidiary of NavSight, and NavSight changed its name to “Spire Global, Inc.”

In connection with the Merger, we raised $264.8 million of proceeds including the contribution of $230.0 million of cash held in NavSight’s trust account from its initial public offering, net of redemptions of NavSight public stockholders of $210.2 million, and $245.0 million of cash in connection with the PIPE Investment. We incurred $38.7 million of merger and acquisitions costs, consisting of banking, legal, and other professional fees, of which $32.1 million was recorded as a reduction to additional paid-in capital, and the remaining $6.6 million was expensed to general and administrative expenses in the Consolidated Statements of Operations.

For more details on the Merger, including all equity conversions, please see Note 3 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

FP Credit Agreement

On April 15, 2021, we entered into a credit agreement with FP Credit Partners, L.P., as agent for several lenders (the “FP Lenders”) (as amended on May 17, 2021, the “FP Credit Agreement”), for a $70.0 million term loan facility (the “FP Term Loan”). Upon funding in May 2021, the FP Term Loan was used (i) to pay off our existing credit facilities with Eastward Fund Management, LLC (the “Eastward Loan Facility”) and European Investment Bank (the “EIB Loan Facility”), and (ii) to fund working capital and for general corporate purposes. We incurred $12.3 million of debt issuance costs relating to the FP Term Loan.

The FP Lenders were also entitled to a commitment fee of $1.75 million that was fully earned and paid upon signing the FP Credit Agreement. The FP Term Loan bears interest at a rate of 9.00% per annum. Prior to the Merger, the FP Term Loan bore interest at a rate of 8.50% per annum. Since the FP Lenders elected to exercise their conversion right in connection with the Merger, and we chose not to prepay the remaining, non-converted outstanding principal amount of the FP Term Loan at the closing of such transaction, our interest rate under the FP Term Loan increased to 9.0% per annum.

Interest on the FP Term Loan is payable quarterly in arrears. The total outstanding principal amount of the FP Term Loan will be due and payable at maturity on April 15, 2026. We may prepay the outstanding principal amount of the FP Term Loan at any time, in full but not in part. In addition, since the FP Lenders elected to exercise their conversion right in connection with the Merger, there is no premium or other contractual return in a prepayment. The aggregate amount required to be repaid in a prepayment to the FP Lenders would only be the outstanding principal amount of the FP Term Loan and any accrued and unpaid interest thereon. Our obligations under the FP Credit Agreement are guaranteed by our material subsidiaries, as determined in accordance with the FP Credit Agreement, and secured by substantially all of our assets and the assets of the subsidiary guarantors.

The FP Credit Agreement contains customary affirmative and negative covenants, including covenants that limit our and our subsidiaries’ ability to, among other things, incur additional indebtedness, grant liens, make investments, pay dividends or other distributions on our capital stock, dispose of assets, consummate mergers or acquisitions and enter into transactions with affiliates, subject in each case to customary exceptions and qualifications. Prior to the consummation of a Qualifying IPO (as defined in the FP Credit Agreement), which includes the Merger, we were required to maintain, as of the last day of each fiscal quarter, minimum unrestricted cash of at least $15.0 million, as determined in accordance with the FP Credit Agreement, provided that this covenant did not apply following any fiscal quarter in which we achieved positive EBITDA so long as we continued to maintain positive EBITDA in subsequent fiscal quarters. Since the Merger occurred, we are no longer required to maintain this financial covenant per the terms of the FP Credit Agreement.

The FP Credit Agreement includes customary events of default, including, among other things, payment defaults, breaches of covenants or representations and warranties, cross-defaults with certain other indebtedness, bankruptcy and insolvency events and judgment defaults, subject to grace periods in certain instances. Upon the occurrence and during the continuance of an event of default, the FP Lenders may declare all or a portion of the outstanding obligations payable by us to be immediately due and payable and exercise other rights and remedies provided for under the FP Credit Agreement. Under certain circumstances, a default interest rate will apply on all obligations during the existence of an event of default under the FP Credit Agreement at a per annum rate equal to 2% above the otherwise applicable interest rate.

During fiscal year 2021, we recognized within Other (expense) income, net on the Consolidated Statement of Operations, $5.0 million as a loss on extinguishment of debt, resulting from paying off the EIB Loan and the Eastward Loan Facilities.

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

Under the terms of the EIB finance contract, on August 20, 2020, we issued to EIB a warrant exercisable for 454,899 shares (Tranche A) of Old Spire Common Stock at a price of $0.0001 per share. Upon completion of the Merger, the exercisable share count converted to 775,966. On October 29, 2020, we issued to EIB an additional warrant exercisable for 454,899 shares (Tranche B) of Old Spire Common Stock at a price of $0.0001 per share. Upon completion of the Merger, the exercisable share count converted to 775,966. Each such warrant included a put option, whereby EIB had the right to have us repurchase the warrants by paying EIB an amount equal to the then-current fair market value of the shares of Old Spire Common Stock for which the warrants were exercisable. The amount that we were required to pay upon the exercise of the put option was subject to a purchase price cap of EUR 10.0 million for each warrant. In September 2021, EIB submitted a notice of cancellation for the 775,966 EIB warrants (Tranche A). In October 2021, EIB submitted a notice of cancellation for the remaining 775,966 EIB warrants (Tranche B). The total settlement value associated with the EIB warrants was $19.9 million and was paid in November 2021. Upon settlement, $12.8 million was released from restricted cash which had been held in guarantee for EIB warrant redemption.

Acquisition of exactEarth

In November 2021, we closed our acquisition of exactEarth for the purchase price of $129.0 million, consisting of $109.6 million in cash and $22.3 million of common stock, net of $3.0 million post-combination expense. The acquisition of exactEarth accelerates growth of our existing maritime business with additional data solutions, cross-selling opportunities, and expansion of our geographic footprint. exactEarth is now a fully-owned subsidiary of Spire Global, Inc. and will continue to conduct operations from Cambridge, Ontario, Canada.

For additional detail regarding the terms associated with the exactEarth acquisition, see Note 4 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Government Loan

As part of our acquisition of exactEarth in November 2021, we assumed a loan agreement with the Strategic Innovation Fund ("SIF") which was recorded at fair value of the debt. As of December 31, 2021, $4.5 million was included in Long-term debt, non-current on our Consolidated Balance Sheets. Under this agreement and subsequent amendment, we are eligible to receive funding for certain expenditures incurred from February 13, 2018 to May 12, 2023, up to a maximum of $5.7 million. The loan is repayable in 15 annual payments beginning February 28, 2026 and has a stated interest rate of zero.

For additional detail regarding the terms associated with our financing arrangements, see Notes 8 and 9 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

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

The following table summarizes our net cash used in operating activities, net cash used in investing activities, and net cash provided by financing activities for the periods indicated:

	Fiscal Year
(in thousands)	2021	2020
Net cash used in operating activities	$(57,986)	$(14,773)
Net cash used in investing activities	$(119,479)	$(10,415)
Net cash provided by financing activities	$270,534	$16,624

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

Net cash used in operating activities in fiscal year 2021 was $58.0 million. This reflected our net loss of $19.3 million, adjustments for non-cash items of $36.3 million, and a net decrease in our operating assets and liabilities of $2.2 million. Non-cash items primarily included $11.6 million of stock-based compensation,

$8.5 million of depreciation and amortization expense, $6.0 million of non-cash interest and debt issuance amortization expense, $2.3 million on debt extinguishment expense, $1.6 million on warrant liability revaluation, and $0.5 million of other non-cash expenses offset by $67.0 million non-cash gain on the contingent earnout liability revaluation. The net decrease in operating assets and liabilities primarily included an increase of $6.7 million in other current assets combined with a $5.0 million increase in accounts receivable. This was offset by an increase of $4.7 million in accrued wages and other expenses, a $2.3 million increase in accounts payable, a $2.2 million increase in other long term liabilities, and a $0.3 million increase in other non-cash assets and liabilities.

Net cash used in operating activities in fiscal year 2020 was $14.8 million. This reflected our net loss of $32.5 million, adjustments for non-cash items of $13.7 million, and a net decrease in our operating assets and liabilities of $4.0 million. Non-cash items primarily included $5.0 million of non-cash interest and financing related costs, $5.5 million of depreciation and amortization expense, $2.2 million of stock-based compensation expense, $0.7 million for loss on satellite deorbit and launch failure and $0.3 million of other miscellaneous items. The net decrease in operating assets and liabilities primarily included an increase of $1.1 million in contract assets and deferred contract costs, a decrease of $0.5 million in other long-term liabilities, and an increase of $0.4 million in accounts receivable. This was offset by an increase of $3.2 million in contract liabilities and an increase of $2.6 million in accounts payable and other accrued expenses.

Cash Flows from Investing Activities

The cash flows from investing activities primarily relate to cash used for business acquisitions, the procurement, development, and deployment of capital assets, including satellites, ground stations, machinery and equipment, furniture, computer equipment and software, and leasehold improvements.

Net cash used in investing activities in fiscal year 2021 was $120.8 million. This was driven by net $103.9 million of cash used in the exactEarth acquisition, $10.7 million of investment in our technology infrastructure and $4.7 million of investment in leasehold improvements, furniture, computer equipment, and machinery equipment.

Net cash used in investing activities in fiscal year 2020 was $10.4 million. This was primarily driven by $9.6 million of investment in our technology infrastructure and $0.7 million of investment in leasehold improvements, furniture, computer equipment, and machinery equipment.

Cash Flows from Financing Activities

The cash flows from financing activities relate primarily to the Merger, debt, warrants and convertible note financings.

Net cash provided by financing activities in fiscal year 2021 was $270.5 million. This was primarily driven by $264.8 million of proceeds from the Merger, $70.5 million of proceeds from the FP and SIF loan transactions, $20.0 million of proceeds from the issuance of convertible notes, and $1.3 million of proceeds from the exercise of stock options, offset by payments of $31.8 million for merger and acquisitions costs related to the reverse recapitalization, repayments of $29.6 million to EIB and Eastward Capital, $19.9 million to settle the EIB warrants, and payments of $4.7 million for debt issuance costs related to the FP loan.

Net cash provided by financing activities in fiscal year 2020 was $16.6 million. This was primarily driven by $30.1 million of new loan proceeds net of issuance costs and $0.6 million of proceeds from convertible notes, offset by $14.1 million of re-payment on our existing loan facility.

For additional information regarding the terms of our credit facilities and notes, see Notes 8 and 9 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

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

Revenue Recognition

Our contracts with customers may include promises to transfer multiple solutions and services to a customer. A performance obligation is a promise in a contract with a customer to transfer solutions or services that are capable of being distinct, whereby the customer can benefit from the solution or service either on its own or with other available resources, and are distinct in the context of the contract, whereby the transfer of the solution or service is separately identifiable from other promises in the contract. Determining whether solutions and services are distinct performance obligations that should be accounted for separately or combined as a single performance obligation involves significant judgement that requires us to assess the nature of the promise and value delivered to the customer. Certain of our contracts contain multiple project-based solutions and services promised to a customer over various phases (e.g., scoping, development, manufacturing, testing, launch, and/or satellite operations), which we assess at contract inception to determine which of the solutions and services promised in a contract are distinct in order to identify individual performance obligations.

For contracts with more than one performance obligation, the transaction price is allocated among the performance obligations using the relative standalone selling price (“SSP”) of each obligation. Judgment is required to determine the SSP for each distinct performance obligation. SSP is generally estimated using cost plus a reasonable margin based on value added to the customer.

For certain project-based performance obligations, we recognize a portion of our revenue over time using the output method, specifically contract milestones, which we have determined to be the most direct and reasonable measure of progress as they reflect the results achieved and value transferred to the customer.

Business Combinations and Valuation of Goodwill and Acquired Intangible Assets

We allocate the purchase price of acquired companies to tangible and intangible assets acquired and liabilities assumed based upon their estimated fair values at the acquisition date. The purchase price allocation process requires management to make significant estimates and assumptions with respect to the valuation of intangible assets. Examples of critical estimates and assumptions in valuing certain of the intangible assets we have acquired or may acquire in the future include but are not limited to future revenue growth, margins, customer retention rates, technology life, royalty rates, expected use of acquired assets, and discount rates. These factors are also considered in determining the useful life of the acquired intangible assets. These estimates are based in part on historical experience, market conditions and information obtained from management of the acquired companies and are inherently uncertain. Goodwill represents the future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recorded.

Contingent Earnout Liability

In connection with the Reverse Recapitalization and pursuant to the Merger Agreement, eligible Spire equity holders are entitled to receive additional shares of our Common Stock upon the achievement of certain Earnout Triggering Events. In accordance with ASC 815-40, the earnout shares are not indexed to the Common Stock and therefore are accounted for as a liability and an offset to Additional paid-in capital on the Consolidated Balance Sheets at the reverse recapitalization date and subsequently remeasured at each reporting date with changes in fair value recorded as a component of Other income (expense), net in the Consolidated Statements of Operations.

The contingent earnout liability is categorized as a Level 3 fair value measurement using the Monte Carlo model because the Company estimates projections during the Earnout Period utilizing unobservable inputs. Contingent earnout payments involve certain assumptions requiring significant judgment and actual results may differ from assumed and estimated amounts. The assumptions utilized in the calculation are based on the achievement of certain stock price milestones, including the current price of our common stock, expected volatility, risk-free rate, expected term and dividend rate.

Warrant Liability

We generally classify warrants for the purchase of shares of our common stock as liabilities on our Consolidated Balance Sheets unless the warrants meet certain specific criteria that require the warrants to be classified within stockholders’ deficit. Those warrants accounted for as liabilities are freestanding financial instruments that may require us to transfer assets upon exercise. The warrant liability is initially recorded at fair value upon the date of issuance of each warrant and is subsequently remeasured to fair value at each reporting date. The fair value of the Public Warrants is based on quoted market prices and is classified as a Level 1 financial instrument. The fair value of the Private Warrants is estimated using the Black-Scholes model with inputs that include the Company’s stock price in an actively traded market, making this fair value classified as a Level 2 financial instrument. The other significant assumptions used in the model are the exercise price, expected term, volatility, interest rate, and dividend yield.

Stock-Based Compensation

We have an equity incentive plan under which we grant stock-based awards to employees and non-employees. We account for stock-based awards in accordance with ASC 718, which requires the measurement and recognition of compensation expense, based on estimated fair values, for all stock-based awards made to employees and non-employees for stock options.

We recognize the cost of stock-based awards granted to our employees and non-employees based on the estimated grant-date fair value of the awards. For Restricted Stock Units ("RSU") with service-based vesting conditions, the fair value is calculated based upon the Company’s closing stock price on the date of grant using the intrinsic value method. We determine the fair value of stock options using the Black-Scholes option pricing model, which is impacted by the following assumptions:

•
Common Stock Valuation—Prior to our Closing Date of the Merger, determining the fair value of the shares of common stock underlying our stock-based awards, which were not publicly traded, involved significant judgment and had historically been determined with the help of an independent third-party valuation firm. For awards granted subsequent to the Closing Date, the fair value of our common stock is based on the closing price of our common stock, as reported on the NYSE, on the date of grant.
•
Expected Term—We use the weighted average period that the stock options are expected to remain outstanding based on historical experience.
•
Expected Volatility—As our stock was not publicly traded prior to the Closing, the volatility is based on a benchmark analysis of reported data for a peer group of companies.
•
Expected Dividend Yield—The dividend rate used is zero as we have never paid any cash dividends on our common stock and does not anticipate doing so in the foreseeable future.
•
Risk-Free Interest Rate—The interest rates used are based on the implied yield available on U.S. Treasury zero-coupon issues with an equivalent remaining term equal to the expected life of the award.

Common Stock Valuation

Historically, for all periods prior to the Merger, since there has been no public market of our common stock, the fair value of the shares of common stock underlying our share-based awards was estimated on each grant date by our board of directors. To determine the fair value of our common stock underlying option grants, our board of directors considered, among other things, input from management, valuations of our common stock prepared by unrelated third-party valuation firms in accordance with the guidance provided by the American Institute of Certified Public Accountants 2013 Practice Aid, Valuation of

Privately-Held-Company Equity Securities Issued as Compensation, and our board of directors’ assessment of additional objective and subjective factors that it believed were relevant, and factors that may have changed from the date of the most recent valuation through the date of the grant. These factors include, but are not limited to:

•
our results of operations and financial position, including the present value of expected future cash flows and the value of tangible and intangible assets;
•
risks and opportunities relevant to our business;
•
the status of platform development activities;
•
our business conditions and projections;
•
the market value of companies engaged in a substantially similar business;
•
the lack of marketability of our common stock as a private company;
•
the prices at which we sold shares of our convertible preferred stock to outside investors in arms-length transactions;
•
the rights, preferences, and privileges of our convertible preferred stock relative to those of our common stock;
•
the likelihood of achieving a liquidity event for our securityholders, such as an initial public offering or a sale of the company, given prevailing market conditions;
•
the hiring of key personnel and the experience of management; and
•
trends and developments in our industry, including the impact of the COVID-19 pandemic.

For valuations performed prior to December 31, 2020, we used the option pricing method, (“OPM”), back-solve method. In an OPM framework, the backsolve method for inferring the equity value implied by a recent financing transaction involves making assumptions for the expected time to liquidity, volatility and risk-free rate and then solving for the value of equity such that value for the most recent financing equals the amount paid. This method was selected due to our stage and uncertainty regarding the timing and probability of possible future exit scenarios.

For valuations performed from January 1, 2021 to the Merger, we used a hybrid method of the OPM and the Probability-Weighted Expected Return Method (“PWERM”). PWERM considers various potential liquidity outcomes. Our approach included the use of an initial public offering scenario, a strategic merger or sale scenario, and a scenario assuming continued operation as a private entity. Under the hybrid OPM and PWERM method, the per share value calculated under the OPM and PWERM are weighted based on expected exit outcomes specific to each allocation methodology to arrive at a final estimated fair value per share of the common stock before a discount for lack of marketability is applied.

Following the Closing, we have used the market closing price of our Class A common stock as reported on the NYSE.

Accounting Pronouncements Recently Adopted and Not Yet Adopted

See Note 2 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for recently adopted accounting pronouncements and new accounting pronouncements not yet adopted as of the date of this Annual Report on Form 10-K.

Emerging Growth Company Status

We are an “emerging growth company,” as defined in the JOBS Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. We have elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that we are (i) no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our consolidated financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates.

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

Internal Control Over Financial Reporting

In connection with the preparation of our consolidated financial statements for fiscal year 2021 and fiscal year 2020, we identified material weaknesses in our internal control over financial reporting. For additional information, see the sections titled “Risk Factors” and “Controls and Procedures.”

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Foreign currency exchange risk

Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro, British Pound Sterling, Singapore Dollar, and Canadian Dollar and may be adversely affected in the future due to changes in foreign currency exchange rates. We continue to experience foreign currency fluctuations primarily due to the periodic re-measurement of our foreign currency monetary account balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. Changes in exchange rates may negatively affect our revenue and other operating results as expressed in U.S. dollars. We do not currently engage in foreign exchange hedging contracts. As we continue to expand our international presence, we will assess options for mitigating foreign exchange risk.

We have experienced and will continue to experience fluctuations in our net loss as a result of gains or losses related to revaluing certain asset and current liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. For our fiscal years 2021 and 2020, we had a loss of $1.9 million and $0.1 million, respectively. A hypothetical 10% strengthening or weakening of the U.S. dollar relative to the currencies in which our revenue and expenses are denominated would have resulted in an increase or decrease, respectively, in our reported fiscal year 2021 pre-tax loss of approximately $1.8 million.

Interest rate sensitivity

We had cash and cash equivalents totaling $109.3 million as of December 31, 2021. This amount was held primarily in demand deposit accounts. The cash and cash equivalents are held for working capital purposes or strategic investment purposes. We do not enter into investments for trading or speculative purposes. As of December 31, 2021, the FP Term Loan had a fixed rate of 9.0% with no exposure to interest rate fluctuations. The SIF loan is interest free.

Item 8. Financial Statements and Supplemental Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Spire Global, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Spire Global, Inc. and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, of comprehensive loss, of changes in stockholders’ equity (deficit) and of cash flows for the years then ended, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

San Francisco, California

March 30, 2022

We have served as the Company’s auditor since 2019.

Spire Global, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	December 31,
	2021	2020
Assets
Current assets
Cash and cash equivalents	$109,256	$15,571
Accounts receivable, net (including allowance of $339 and $174 as of December 31, 2021 and 2020, respectively)	10,163	3,738
Contract assets	2,084	853
Other current assets	10,071	2,112
Total current assets	131,574	22,274
Property and equipment, net	48,704	20,458
Goodwill	53,627	—
Customer relationships	24,388	—
Other intangible assets	19,765	751
Other long-term assets, including restricted cash	12,136	939
Total assets	$290,194	$44,422
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable	$5,824	$1,775
Accrued wages and benefits	5,646	1,590
Contract liabilities, current portion	8,627	8,110
Other accrued expenses	4,823	1,813
Total current liabilities	24,920	13,288
Long-term debt	51,124	26,645
Contingent earnout liability	11,369	—
Convertible notes payable, net (including related parties of $0 and $7,498 as of December 31, 2021 and 2020, respectively)	—	48,631
Deferred income tax liabilities	835	338
Warrant liability	11,482	4,007
Other long-term liabilities	1,600	249
Total liabilities	101,330	93,158
Commitments and contingencies (Note 11)
Stockholders’ equity (deficit)
Series A preferred stock, $0.0001 par value, none authorized, issued and outstanding at December 31, 2021 and 12,671,911 shares authorized, 21,615,723 shares issued and outstanding at December 31, 2020 (liquidation value of $52,809 at December 31, 2020)	—	52,809
Series B preferred stock, $0.0001 par value, none authorized, issued and outstanding at December 31, 2021 and 4,869,754 shares authorized, 8,306,818 shares issued and outstanding at December 31, 2020 (liquidation value of $35,228 at December 31, 2020)	—	35,228
Series C preferred stock, $0.0001 par value, none authorized, issued and outstanding at December 31, 2021 and 9,126,525 shares authorized, 12,804,176 shares issued and outstanding at December 31, 2020 (liquidation value of $65,222 at December 31, 2020)	—	65,222
Common stock, $0.0001 par value, 1,000,000,000 Class A and 15,000,000 Class B shares authorized, 139,096,000 Class A and 12,058,614 Class B shares issued and outstanding at December 31, 2021; 55,000,000 shares authorized, 17,664,015 Class A shares issued and outstanding at December 31, 2020	15	2
Additional paid-in capital	418,575	10,131
Accumulated other comprehensive income (loss)	732	(982)
Accumulated deficit	(230,458)	(211,146)
Total stockholders’ equity (deficit)	188,864	(48,736)
Total liabilities and stockholders’ equity (deficit)	$290,194	$44,422

The accompanying notes are an integral part of these consolidated financial statements.

Spire Global, Inc.

Consolidated Statements of Operations

(In thousands, except share and per share amounts)

	Year Ended December 31,
	2021	2020
Revenue	$43,375	$28,490
Cost of revenue	18,720	10,285
Gross profit	24,655	18,205
Operating expenses
Research and development	31,615	20,751
Sales and marketing	20,387	10,279
General and administrative	40,479	12,520
Loss on satellite deorbit and launch failure	—	666
Total operating expenses	92,481	44,216
Loss from operations	(67,826)	(26,011)
Other income (expense)
Interest income	23	54
Interest expense	(11,417)	(6,773)
Change in fair value of contingent earnout liability	67,026	—
Change in fair value of warrant liabilities	(1,600)	(198)
Other (expense) income, net	(5,021)	824
Total other income (expense), net	49,011	(6,093)
Loss before income taxes	(18,815)	(32,104)
Income tax provision	497	400
Net loss	$(19,312)	$(32,504)
Basic and diluted net loss per share	$(0.31)	$(1.85)
Weighted-average shares used in computing basic and diluted net loss per share	62,137,434	17,610,405

The accompanying notes are an integral part of these consolidated financial statements.

Spire Global, Inc.

Consolidated Statements of Comprehensive Loss

(In thousands)

	Year Ended December 31,
	2021	2020
Net loss	$(19,312)	$(32,504)
Other comprehensive loss:
Foreign currency translation adjustments	1,714	(354)
Comprehensive loss	$(17,598)	$(32,858)

The accompanying notes are an integral part of these consolidated financial statements.

Spire Global, Inc.

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

(In thousands, except share amounts)

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Common Stock		Additional Paid	Accumulated Other Comprehensive Income	Accumulated	Total Stockholders' Equity
	Shares(1)	Amount	Shares(1)	Amount	Shares(1)	Amount	Shares(1)	Amount	Capital	(Loss)	Deficit	(Deficit)
Balance, January 1, 2020	21,615,723	$52,809	8,306,818	$35,228	12,804,176	$65,222	17,602,594	$2	$7,354	$(628)	$(178,642)	$(18,655)
Exercise of stock options	—	—	—	—	—	—	61,421	—	75	—	—	75
Stock compensation expense	—	—	—	—	—	—	—	—	2,160	—	—	2,160
Issuance of stock warrants									542			542
Net loss	—	—	—	—	—	—	—	—		—	(32,504)	(32,504)
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	(354)	—	(354)
Balance, December 31, 2020	21,615,723	$52,809	8,306,818	$35,228	12,804,176	$65,222	17,664,015	$2	$10,131	$(982)	$(211,146)	$(48,736)
Exercise of stock options	—	—	—	—	—	—	923,200	—	1,289	—	—	1,289
Stock compensation expense	—	—	—	—	—	—	—	—	11,634	—	—	11,634
Issuance of common stock relating to the acquisition							5,230,167	1	19,361	—	—	19,362
Issuance of shares to FP Lenders (Note 8)	—	—	—	—	—	—	2,468,492	—	22,868	—	—	22,868
Exercise of Series C preferred warrants	—	—	—	—	146,919	891	—	—	—	—	—	891
Conversion of warrants to common stock	—	—	—	—	—	—	672,355		308	—	—	308
Conversion of Series A preferred stock to common stock upon the reverse recapitalization	(21,615,723)	(52,809)	—	—	—	—	21,615,723	2	52,807	—	—	—
Conversion of Series B preferred stock to common stock upon the reverse recapitalization			(8,306,818)	(35,228)			8,306,818	1	35,227	—	—	—
Conversion of Series C preferred stock to common stock upon the reverse recapitalization	—	—	—	—	(12,951,095)	(66,113)	12,951,095	1	66,112	—	—	—
Conversion of convertible notes to common stock upon the reverse recapitalization	—	—	—	—	—	—	37,034,620	4	70,929	—	—	70,933
Issuance of common stock upon the reverse recapitalization and PIPE financing, net of merger costs (2)	—	—	—	—	—	—	44,288,129	4	206,304	—	—	206,308
Contingent earnout liability upon closing of the merger	—	—	—	—	—	—			(78,395)	—	—	(78,395)
Net loss	—	—	—	—	—	—	—	—	—	—	(19,312)	(19,312)
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	1,714	—	1,714
Balance, December 31, 2021	—	$—	—	$—	—	$—	151,154,614	$15	$418,575	$732	$(230,458)	$188,864

(1) The shares of the Company’s common and convertible preferred stock, prior to the Merger (as defined in Note 1) have been retroactively restated to reflect the exchange ratio of approximately 1.7058 established in the Merger as described in Note 3.

(2) Included in the share number is 12,058,614 shares of Class B common stock.

The accompanying notes are an integral part of these consolidated financial statements.

Spire Global, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2021	2020
Cash flows from operating activities
Net loss	$(19,312)	$(32,504)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,509	5,546
Loss on disposal of property and equipment	—	705
Loss on impairment of intangible assets	91	—
Stock-based compensation	11,634	2,160
Accretion on carrying value of convertible notes	2,103	4,490
Amortization of debt issuance costs	3,876	338
Change in fair value of warrant liability	1,600	198
Change in fair value of contingent earnout liability	(67,026)	—
Deferred income tax liabilities	497	133
Loss on extinguishment of debt	2,277	171
Changes in operating assets and liabilities:
Accounts receivable, net	(5,010)	(429)
Contract assets	(1)	(1,057)
Other current assets	(6,565)	400
Other long-term assets	13	(152)
Accounts payable	2,291	1,106
Accrued wages and benefits	1,751	987
Contract liabilities	161	3,159
Other accrued expenses	2,917	493
Other long-term liabilities	2,208	(517)
Net cash used in operating activities	(57,986)	(14,773)
Cash flows from investing activities
Purchase of property and equipment	(15,421)	(10,314)
Investment in intangible assets	(166)	(101)
Payments made in connection with business acquisition, net	(103,892)	—
Net cash used in investing activities	(119,479)	(10,415)
Cash flows from financing activities
Proceeds from reverse recapitalization and PIPE financing	264,823	—
Payments of transaction costs related to reverse recapitalization	(31,806)	—
Proceeds from long-term debt	70,515	30,937
Proceeds from issuance of convertible notes payable	20,000	550
Payments on redemption of long-term debt	(29,628)	(14,130)
Payments on redemption of warrants	(19,942)	—
Payments of debt issuance costs	(4,717)	(808)
Proceeds from exercise of stock options	1,289	75
Net cash provided by financing activities	270,534	16,624
Effect of foreign currency translation on cash, cash equivalent and restricted cash	590	19
Net increase (decrease) in cash, cash equivalents and restricted cash	93,659	(8,545)
Cash, cash equivalents and restricted cash
Beginning of year	15,986	24,531
End of year	$109,645	$15,986
Supplemental disclosure of cash flow information
Cash paid for interest	$3,130	$1,501
Noncash Investing and financing activities
Conversion of Series A, B and C preferred stock into common stock upon the reverse recapitalization	$154,150	$—
Contingent earnout liability recognized upon the closing of the reverse recapitalization	$78,395	$—
Conversion of convertible notes to common stock upon the reverse recapitalization	$70,933	$—
Public and private warrants acquired as part of the Merger	$26,707	$—
Issuance of shares to FP Credit Partners, L.P. ("FP") (Note 8)	$22,868	$—
Issuance of shares in the acquisition	$19,361	$—
Exercise of Series C preferred stock warrants	$891	$—
Property and equipment purchased but not yet paid	$687	$18
Issuance of stock warrants with long-term debt	$308	$4,154

The accompanying notes are an integral part of these consolidated financial statements.

Spire Global, Inc.

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

(In thousands, except shares and per share data, unless otherwise noted)

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

The Company is comprised of Spire Global, Inc. (United States or U.S.) and its wholly owned subsidiaries Spire Global UK Limited (United Kingdom or U.K.), Spire Global Luxembourg S.a.r.l. (Luxembourg), Spire Global Singapore Pte. Ltd. (Singapore) and Spire Global Canada Acquisition Corp. (Canada). Spire Global Canada Acquisition Corp. is the sole owner of exactEarth Ltd. (Canada), which in turn is the sole owner of exactEarth Europe Ltd. (England and Wales). The Company currently operates offices in seven locations: San Francisco, Boulder, Washington D.C. (U.S.), Glasgow (U.K.), Luxembourg, Cambridge, Ontario, and Singapore.

On August 16, 2021 (the “Closing Date”), Spire Global Subsidiary, Inc. (formerly known as Spire Global, Inc.) (“Old Spire”) closed its previously announced merger with NavSight Holdings, Inc. (“NavSight”), a special purpose acquisition company, pursuant to the terms of the Business Combination Agreement, dated as of February 28, 2021, by and among Spire, NavSight, NavSight Merger Sub, Inc., a wholly owned subsidiary of NavSight (“NavSight Merger Sub”), and Peter Platzer, Theresa Condor, Jeroen Cappaert, and Joel Spark (collectively, the “Old Spire Founders,” and such agreement, the “Merger Agreement”). As a result, NavSight Merger Sub merged with and into Old Spire, the separate corporate existence of NavSight Merger Sub ceased, and Old Spire continued as the surviving corporation and a wholly owned subsidiary of NavSight (the “Merger”). NavSight then changed its name to Spire Global, Inc. (together with its consolidated subsidiary, “New Spire” or “Spire”) and Old Spire changed its name to Spire Global Subsidiary, Inc. Please refer to Note 3 “Reverse Recapitalization” for further details of the Merger.

In November 2021, the Company acquired exactEarth, a leading provider of global maritime vessel data for ship tracking and maritime situational awareness solutions in Canada for a combination of cash and Spire stock. Please refer to Note 4 "Business Acquisition" for further details of the acquisition.

2.
Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and regulations of the U.S. Securities and Exchange commission. The Company’s consolidated financial statements include the accounts of Spire Global, Inc. and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

The consolidated financial statements for the year ended December 31, 2021 include the accounts of Spire Global, Inc. (i.e. former NavSight) and its wholly-owned subsidiary, Old Spire, following the Reverse Recapitalization as further discussed in Note 3 “Reverse Recapitalization.” For periods prior to the Merger, the reported share and per share amounts have been retroactively converted by applying the Exchange Ratio with the exception of authorized shares. Issued and outstanding shares and warrants as disclosed herein have been adjusted reflecting the Exchange Ratio. All other accompanying financial statements as of December 31, 2020 include only the accounts of Old Spire.

Liquidity Risks and Uncertainties

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

The Company has a history of operating losses and negative cash flows from operations since inception. During the year ended December 31, 2021, net loss was $19,312 and cash used in operations was $57,986. In August 2021, the Company received net proceeds of approximately $236,632 from Private Investment in Public Equity (“PIPE”) investors (the “PIPE Investors”) and the Merger. The Company held cash and cash equivalents of $109,256, excluding restricted cash, at December 31, 2021. The Company believes that it will have sufficient working capital to operate for a period of one year from the issuance of the 2021 consolidated financial statements based on the borrowings under the FP Term Loan Agreement (as defined in Note 8) and the funds raised associated with the closing of the Merger (the “Closing”) (Note 3).

The Company’s assessment of the period of time through which its financial resources will be adequate to support its operations is a forward-looking statement and involves risks and uncertainties. The Company’s actual results could vary as a result of many factors, including its growth rate, subscription renewal activity, the timing and extent of spending to support its infrastructure and research and development efforts and the expansion of sales and marketing activities. The Company may in the future enter into arrangements to acquire or invest in complementary businesses, services, and technologies, including intellectual property rights. The Company has based its estimates on assumptions that may prove to be wrong, and it could use its available capital resources sooner than it currently expects. The Company may be required to seek additional equity or debt financing. Future liquidity and cash requirements will depend on numerous factors, including market penetration, the introduction of new products, and potential acquisitions of

Spire Global, Inc.

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

(In thousands, except shares and per share data, unless otherwise noted)

related businesses or technology. In the event that additional financing is required from outside sources, the Company may not be able to raise it on acceptable terms or at all. If the Company is unable to raise additional capital when desired, or if it cannot expand its operations or otherwise capitalize on its business opportunities because it lacks sufficient capital, its business, results of operations, and financial condition would be adversely affected.

COVID-19 Impact

In March 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic, which continues to spread throughout the United States and the world and has resulted in authorities implementing numerous measures to contain the virus, including travel bans and restrictions, quarantines, shelter-in-place orders, and business limitations and shutdowns. While the Company is unable to accurately predict the full impact that the COVID-19 pandemic will have on its results of operations, financial condition, liquidity and cash flows due to numerous uncertainties, including the duration and severity of the pandemic or any resurgences of the pandemic locally or globally, the Company’s compliance with these measures has impacted its day-to-day operations and could continue to disrupt its business and operations, as well as that of certain of the Company’s customers whose industries are more severely impacted by these measures, for an indefinite period of time. During the fiscal year ending December 31, 2021, the Company has experienced adverse changes in customer buying behavior that began in March 2020 as a result of the impact of the COVID-19 pandemic, including decreased customer engagement, delayed sales cycles, and deterioration in near-term demand. In 2021, the Delta and the Omicron variants of COVID-19 have become the dominant strains in numerous countries around the world, including the United States, and is believed to be more contagious than other previously identified COVID-19 strains. Despite these headwinds, the Company experienced an increase in revenue for fiscal year 2021, as compared to fiscal year 2020. As a result of the impact of the COVID-19 pandemic, the Company experienced delays and re-work due to third party satellite launch providers schedule shifts, delays and increased expenses in its hiring process, some attrition from adjusting company policies due to the COVID-19 pandemic and additional time and expenses supporting customer contracts.

Segment Information

The Company operates as one reportable and operating segment, which relates to the sale of subscription-based data, insights, predictive analytics and related project-based services to global customers across a range of industries. The Company’s chief operating decision maker is its chief executive officer, who reviews financial information presented on a consolidated basis for purposes of making operating decisions, assessing financial performance and allocating resources.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the dates of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Management’s significant estimates include assumptions in revenue recognition, allowance for credit losses, valuation of certain assets and liabilities acquired from the business combination, realizability of deferred income tax assets, and fair value of equity awards, contingent earnout liabilities and warrant liabilities. Actual results could differ from those estimates. Management assessed the impact of COVID-19 on the estimates and assumptions and determined there was no material impact.

Foreign Currency Translation

The Company’s foreign subsidiaries, which have defined their functional currency as their local currency, translate their assets and liabilities into

U.S. Dollars at the exchange rate existing at the balance sheet date, and translate their results from operations at the average exchange rate for each period. The resulting translation adjustments are included as a component of Accumulated other comprehensive loss on the Consolidated Balance Sheets, Consolidated Statements of Changes in Stockholders’ Equity (Deficit) and as Other comprehensive loss in the Consolidated Statements of Comprehensive Loss. Gains and losses from foreign currency transactions are included in Other (expense) income, net in the Consolidated Statements of Operations.

Fair Value Measurements

To account for fair value measurements and disclosures, a fair value hierarchy was established that prioritizes the inputs to valuation techniques used to measure fair value. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). The level of an asset or liability within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

The Company uses the following valuation techniques to measure fair value for its assets and liabilities:

Level 1 Quoted market prices for identical assets and liabilities in active markets.

Level 2 Significant other observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data.

Level 3 Unobservable inputs reflecting management’s assumptions, consistent with reasonably available assumptions made by other market participants. These valuations require significant judgment.

Spire Global, Inc.

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

(In thousands, except shares and per share data, unless otherwise noted)

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Restricted cash included in Other long-term assets, including restricted cash on the Consolidated Balance Sheets, represents amounts pledged as guarantees or collateral for financing arrangements and lease agreements, as contractually required.

The following table shows components of cash, cash equivalents, and restricted cash reported on the Consolidated Balance Sheets and in the Consolidated Statements of Cash Flows as of and for the years then ended:

	December 31,
	2021	2020
Cash and cash equivalents	$109,256	$15,571
Restricted cash included in Other long-term assets	389	415
	$109,645	$15,986

Accounts Receivable

Accounts receivable are stated at the amounts management expects to collect from outstanding balances. An allowance for credit losses is recorded based on historical loss experience, consideration of current and future economic conditions, and evaluation of a customer’s current and future financial condition. Increases and decreases in the allowance for credit losses are included as a component of general and administrative expense in the consolidated statements of income. Recoveries of accounts receivable for which an allowance exists, or those that were previously written off, are recorded when received. The Company recorded an expense for credit losses of $84 and $174 for the years ended December 31, 2021 and 2020, respectively.

The Company generally grants credit to its customers on an unsecured basis. The Company does not have any off-balance sheet credit exposure related to its customers.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash, cash equivalents and restricted cash, and accounts receivable. The Company typically has cash accounts in excess of Federal Deposit Insurance Corporation insurance coverage. The Company has not experienced any losses on such accounts, and management believes that the Company’s risk of loss is remote.

The Company has a concentration of contractual revenue arrangements with various government agencies. The Company had the following customers whose revenue and accounts receivable balances individually represented 10% or more of the Company’s total revenue and/or accounts receivable:

	Year Ended December 31,		December 31,
	2021	2020	2021	2020
	Revenue	Revenue	Accounts Receivable	Accounts Receivable
Customer A	27%	19%	29%	*
Customer B	16%	17%	*	59%
Customer C	10%	19%	12%	*

* Revenue and/or accounts receivable from these customers were less than 10% of total revenue and/or accounts receivable during the period.

The Company has a concentration in vendor purchases. The Company believes its reliance on its vendors could be shifted over a period of time to alternative vendors should such a change be necessary. If the Company were to be unable to obtain alternative vendors due to factors beyond its control, operations would be disrupted in the short term while alternative vendors were secured. The Company has the following vendors where purchases of equipment, components and services individually represented 10% or more of the Company’s total purchases:

	Year Ended December 31,
	2021	2020
	Purchases	Purchases
Vendor A	*	15%
Vendor B	*	11%
Vendor C	*	11%
Vendor D	10%	*

* Purchases from these vendors were less than 10% of total purchased during the period.

The Company is dependent on third parties to launch its satellites into space, and any launch delay, malfunction, or failure could have a negative impact on revenue and might cause the Company not to be able to accommodate customers with sufficient data to meet minimum service level agreements until replacement satellites are available. The Company also incorporates technology and terrestrial data sets from third parties into its platform and its inability to maintain rights and access to such technology and data sets would harm its business and results of operations.

Spire Global, Inc.

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

(In thousands, except shares and per share data, unless otherwise noted)

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation and amortization. In-service satellites and related launch costs are capitalized based on its commission date of the underlying asset. Capitalized launch costs for each satellite are allocated based on the total cost of the launch divided by the number of satellites included on that launch. In-service ground stations and related costs are capitalized once signals are transmitted with in-service satellites. In the event of a failed launch or deployment of satellites, the related equipment impairment and launch costs are expensed and recorded in Loss on satellite deorbit and launch failure in the Consolidated Statements of Operations.

The Company also capitalizes certain software costs incurred in connection with developing internal-use software during the project development stage so long as management with the relevant authority authorizes the project, it is probable the project will be completed, and the software will be used to perform the function intended. Costs incurred for enhancements that are expected to result in additional significant functionality are capitalized and amortized over the estimated useful life of the enhancement. Costs related to preliminary project activities and post-implementation operational activities are expensed as incurred. Internal-use software, which consists primarily of the Company’s enterprise software used to build and operate the Company’s satellites, is stated at cost less accumulated amortization.

General maintenance and repairs are charged to expense as incurred. Significant refurbishment, renewal and betterments are capitalized. When assets are retired or disposed of, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected as Other income (expense) in the Company’s Consolidated Statements of Operations.

Depreciation and amortization are computed utilizing the straight-line method over the estimated useful lives of depreciable assets in the table below. Leasehold improvements are amortized using the straight-line method over the lesser of the life of the asset or the remaining life of the lease.

Years
Furniture and fixtures	7
Machinery and equipment	5
In-service ground stations	4
Computer software and website development	3
Computer equipment	3
Capitalized satellite launch costs and in-service satellites	2-3

As of December 31, 2021 and 2020, 37% and 74%, respectively, of the Company’s long-lived assets were located in the U.S., 41% and none, respectively were located in Canada, and 22% and 26%, respectively were located in Europe, Middle East and Africa (collectively, “EMEA”). Within EMEA, 20% of the Company’s long-lived assets were located in the UK at December 31, 2021. Within EMEA, 19% of the Company’s long-lived assets were located in the UK at December 31, 2020.

Equity Method Investments

The Company accounts for equity investments in which it has significant influence, but not a controlling financial interest, using the equity method of accounting. Under the equity method of accounting, investments are initially recorded at cost, less impairment, and subsequently adjusted to recognize the Company’s share of earnings or losses as a component of Other (expense) income, net in the Consolidated Statements of Operations. The Company’s equity method investments are required to be reviewed for impairment when it is determined there may be an other-than-temporary loss in value. The Company has not recorded any impairment losses related to our equity method investments during the years ended December 31, 2021 and 2020.

Business Combinations

The Company recognizes identifiable assets acquired and liabilities assumed at their acquisition date fair values. Such valuations require us to make significant estimates and assumptions, especially at the acquisition date with respect to intangible assets. While the Company uses its best estimates and assumptions as part of the purchase price allocation process to accurately value assets acquired and liabilities assumed, these estimates which include, but are not limited to, future revenue growth, margins, customer retention rates, technology life, royalty rates, expected use of acquired assets, and discount rates, are inherently uncertain and subject to refinement.

Goodwill is measured as the excess of the consideration transferred over the fair value of assets acquired and liabilities assumed on the acquisition date. Acquisition-related expenses are recognized separately from the business combination and are expensed as incurred included in the General and administrative expenses in the Consolidated Statements of Operations. The authoritative guidance allows a measurement period of up to one year from the date of acquisition to make adjustments to the preliminary allocation of the purchase price. As a result, during the measurement period the Company may record adjustments to the fair values of assets acquired and liabilities assumed, with the corresponding offset to goodwill to the extent that it identifies adjustments to the preliminary purchase price allocation.

Spire Global, Inc.

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

(In thousands, except shares and per share data, unless otherwise noted)

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the estimated fair value of net tangible and identifiable intangible assets acquired in business acquisitions. The Company performs a qualitative assessment on goodwill annually in the fourth quarter or if events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable. If it is determined in the qualitative assessment that the fair value of the Company's single reportable unit is more likely than not below its carrying amount, then the Company will perform a quantitative impairment test. The quantitative goodwill impairment test is performed by comparing the fair value of the reporting unit with its carrying amount. Any excess in the carrying value of the goodwill over its fair value is recognized as an impairment loss. For purposes of goodwill impairment testing, the Company has one reporting unit. Due to the timing of the acquisition of goodwill, this was not applicable for the year ended December 31, 2021. There were no goodwill impairments recorded during the years ended December 31, 2021 and 2020.

Intangible assets consist of acquired intangible assets which include customer relationships, developed technology and trade names and the costs to obtain patents and perpetual nonexclusive license rights for the use of intellectual property. Acquired intangible assets, other than goodwill, are amortized over their estimated useful lives, ranging from 1 to 12 years, based upon the estimated economic value derived from the related intangible asset. Significant judgment is used in determining fair values of acquired intangible assets and their estimated useful lives. Fair value and useful life determinations may be based on, among other factors, estimates of future expected cash flows, royalty cost savings and appropriate discount rates used in calculating present values.

Intangible assets are tested for impairment whenever there are indicators of impairment. The Company recognized impairment charges of $91 for intangible assets for the year ended December 31, 2021 and none for the year ended December 31, 2020.

Impairment of Long-Lived Assets

The Company assesses potential impairments to long-lived and intangible assets whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. An impairment is considered to exist if the total estimated future cash flows on an undiscounted basis are less than the carrying amount of the assets or asset groups. If impairment exists, the impairment loss is measured and recorded based on undiscounted estimated future cash flows. In estimating future cash flows, assets are grouped at the lowest levels for which there are identifiable cash flows that are largely independent of cash flows from other asset groups. The Company did not recognize any impairment charges for long-lived assets for the years ended December 31, 2021 and 2020.

Deferred Offering Costs and Merger Costs

The Company capitalizes within Other current assets on the Consolidated Balance Sheets certain legal, accounting and other third-party fees that are directly related to the Company’s in-process equity financing until such financings are consummated. After consummation of the equity financing, these costs are recorded as a reduction of the proceeds received from the offering (Note 3). Should a planned equity financing be abandoned, terminated or significantly delayed, the deferred offering costs are written off to operating expenses. There were no deferred offering costs capitalized as of December 31, 2021 and 2020.

During the year ended December 31, 2021, the Company also incurred $6,591 of costs related to the Merger, including $4,846 for professional services and $1,745 of other merger related costs. These amounts have been included in General and administrative expenses in the Consolidated Statements of Operations for the year ended December 31, 2021. No such costs were incurred during the year ended December 31, 2020.

Debt Issuance Costs

For Long-term debt and Convertible notes payable, the Company presents debt issuance costs on the Consolidated Balance Sheets as a direct deduction from their carrying amounts. Debt issuance costs and the fair value assigned to stock warrants issued related to term loans and convertible notes payable are amortized over the respective term of the debt facility using the effective interest method.

Warrants

The Company generally classifies warrants for the purchase of shares of its common stock and preferred stock as liabilities on its Consolidated Balance Sheets unless the warrants meet certain specific criteria that require the warrants to be classified within stockholders’ deficit. Those warrants accounted for as liabilities are freestanding financial instruments that may require the Company to transfer assets upon exercise. The warrant liability is initially recorded at fair value upon the date of issuance of each warrant and is subsequently remeasured to fair value at each reporting date. Changes in the fair value of the warrant liability are recognized as a component of Other income, net in the Consolidated Statements of Operations. Changes in the fair value of the warrant liabilities will continue to be recognized until the warrants are exercised, expire or qualify for equity classification. Warrants classified as equity are initially recorded at fair value on the date of issuance and recorded in Additional paid-in capital on the Company’s Consolidated Balance Sheets until the warrants are exercised or expire.

Spire Global, Inc.

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

(In thousands, except shares and per share data, unless otherwise noted)

The Company assumed 11,499,992 publicly-traded warrants (“Public Warrants”) and 6,600,000 private placement warrants issued by NavSight (“Private Warrants” and, together with the Public Warrants, the “Common Stock Warrants”) upon the Merger, all of which were issued in connection with NavSight’s initial public offering and entitled the holder to purchase one share of the Company’s common stock, par value $0.0001 (“Common Stock”) at an exercise price of $11.50 per share. The Public Warrants are publicly traded and are exercisable for cash unless certain conditions occur, such as the failure to have an effective registration statement related to the shares issuable upon exercise or redemption by the Company under certain conditions, at which time the warrants may be cashless exercised. The Private Warrants are non-redeemable for cash so long as they are held by the initial purchasers or their permitted transferees. If the Private Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Warrants are redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

The Company evaluated the Common Stock Warrants and concluded that they do not meet the criteria to be classified within stockholders’ equity. The agreement governing the Common Stock Warrants includes a provision that could result in a different settlement value for the Common Stock Warrants depending on their holder. Because the holder of an instrument is not an input into the pricing of a fixed-for-fixed option on the Company’s ordinary shares, the Private Warrants are not considered to be indexed to the Company’s own stock. In addition, the provision provides that in the event of a tender or exchange offer accepted by holders of more than 50% of the outstanding shares of the Company’s ordinary shares, all holders of the Common Stock Warrants would be entitled to receive cash for all of their Common Stock Warrants. Specifically, in the event of a qualifying cash tender offer (which could be outside of the Company’s control), all Common Stock Warrant holders would be entitled to cash, while only certain of the holders of the Company’s ordinary shares may be entitled to cash. These provisions preclude the Company from classifying the Common Stock Warrants in stockholders’ equity. As the Common Stock Warrants meet the definition of a derivative, the Company recorded these warrants as liabilities on the Consolidated Balance Sheets at fair value (Note 10), with subsequent changes in their respective fair values recognized in the Consolidated Statements of Operations at each reporting date.

Contingent Earnout Liability

In connection with the Reverse Recapitalization and pursuant to the Merger Agreement, eligible Spire equity holders are entitled to receive additional shares of the Company’s Common Stock upon the Company achieving certain Earnout Triggering Events (as described in the Merger Agreement and Note 3). In accordance with ASC 815-40, the earnout shares are not indexed to the Common Stock and therefore are accounted for as a liability and an offset to Additional paid-in capital on the Consolidated Balance Sheets at the reverse recapitalization date and subsequently remeasured at each reporting date with changes in fair value recorded as a component of Other income (expense), net in the Consolidated Statements of Operations.

The contingent earnout liability is categorized as a Level 3 fair value measurement using the Monte Carlo model (Note 10) because the Company estimates projections during the Earnout Period utilizing unobservable inputs. Contingent earnout payments involve certain assumptions requiring significant judgment and actual results may differ from assumed and estimated amounts.

Revenue Recognition

The Company generates revenue from four main solutions: Maritime, Aviation, Weather and Space Services. The Company offers the following three data solutions to customers:

•
Maritime: precise space-based data used for highly accurate ship monitoring, ship safety and route optimization.
•
Aviation: precise space-based data used for highly accurate aircraft monitoring, aircraft safety and route optimization.
•
Weather: precise space-based data used for highly accurate weather forecasting.

As a fourth solution, the Company is also pioneering an innovative “space-as-a-service” business model through its Space Services solution. The Company leverages its fully deployed infrastructure and large-scale operations to enable customers to obtain customized data through its API.

Revenue recognition involves the identification of the contract, identification of performance obligations in the contract, determination of the transaction price, allocation of the transaction price to the previously identified performance obligations and recognition of revenue as the performance obligations are satisfied.

The Company recognizes revenue for each separately identifiable performance obligation in a data solutions contract representing a promise to transfer data or a distinct service to a customer. In most cases, data provided under the Company’s data solutions contracts are accounted for as a single performance obligation due to the integrated nature of the Company’s precise space-based data. In some data access contracts, the Company provides multiple project-based services to a customer, most commonly when a contract covers multiple phases of the space services solution (e.g., development, manufacturing, launch and satellite operations). In those cases, the Company accounts for each distinct project-based deliverables as a separate performance obligation and allocates the transaction price to each performance obligation based on its relative standalone selling price, which is generally estimated using cost plus a reasonable margin.

The Company recognizes revenue when (or as) the performance obligation is satisfied, either over time or at a point in time. The Company has determined that each data access subscription provides a series of distinct services in which the customer simultaneously receives and consumes data. Therefore, for subscription-based data services, the Company recognizes revenue ratably over the subscription period. Revenue is recognized upon delivery for data products such as archive data and custom reports, which are performance obligations satisfied at a point in time upon transfer of control. For space services, control of the data typically is transferred at the time the customer gains access to the benefit of the service. If customer acceptance is required, revenue is recognized upon receipt of notice of customer acceptance, which is generally a short period of time after delivery. For certain project-based performance obligations (e.g., manufacturing and launch phases), revenue is recognized over time, using the output method, specifically contract

Spire Global, Inc.

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

(In thousands, except shares and per share data, unless otherwise noted)

milestones, which we have determined to be the most direct and reasonable measure of progress as they reflect the results achieved and value transferred to the customer.

Contract Assets and Liabilities

For each of the Company’s contracts, the timing of revenue recognition, customer billings, and cash collections determines the recorded accounts receivables, contract assets, and contract liabilities on the Company’s Consolidated Balance Sheets. Payment terms and conditions generally include a requirement to pay within 30 days. When revenue is recognized in advance of customer invoicing, a contract asset is recorded for the unbilled receivable. Conversely, contract liabilities are recorded when the Company has an unconditional right to consideration before it has satisfied a performance obligation. Contract liabilities consist of funds received in advance of revenue recognition from subscription services or project-based services that are subsequently recognized when the revenue recognition criteria are met. The non-current portion of Contract liabilities consists of funds received in advance of revenue recognition from subscription services or other project-based services that have remaining contractual obligations greater than one year from the balance sheet date.

Deferred Contract Costs

Sales commissions earned by the Company’s employees are considered incremental costs of obtaining a contract. An asset is recognized for sales commissions if the Company expects the period of benefit from these costs to be more than one year. The Company amortizes the deferred contract costs on a straight-line basis over the period of expected benefit, which is primarily 12 months, consistent with the pattern of revenue recognition of the related performance obligation. The amortized costs are recorded in Sales and marketing expense in the Company’s Consolidated Statements of Operations. The Company expenses sales commissions as incurred when the period of benefit is less than one year.

Deferred contract costs are included in Other current assets, for the current portion, and Other long-term assets, for the non-current portion, on the Company’s Consolidated Balance Sheets. Deferred contract costs at December 31, 2021 and 2020 were $1,419 and $1,004, respectively, of which $885 and $657 were classified as current, respectively. During the years ended December 31, 2021 and 2020, the Company recognized $730 and $396, respectively, as amortization of deferred contract costs in Sales and marketing expense.

Cost of Revenue

Costs directly related to providing project-based services and producing data that is subscribed by the customers, including cost of third-party data sets, and allocated overhead costs, are included in Cost of revenue in the Consolidated Statements of Operations. Overhead costs primarily include allocable amounts of utilities, rent, depreciation expense on assets used directly in revenue producing activities, indirect materials, production and test administration expenses, and repairs and maintenance.

Research and Development Costs

Research and development expenses consist primarily of employee-related expenses, third-party consulting fees, and computing costs which are expensed as incurred.

Sales and Marketing

Sales and marketing expenses consist primarily of employee-related expenses, sales commissions, marketing and advertising costs, costs incurred in the development of customer relationships, brand development costs and travel-related expenses.

The Company expenses advertising costs as incurred. Advertising expense for the years ended December 31, 2021 and 2020, was $797and $285, respectively, and is included in Sales and marketing expenses in the Consolidated Statements of Operations.

General and Administrative Costs

General and administrative expenses consist of employee-related expenses for personnel in the Company’s executive, finance and accounting, facilities, legal, human resources, global supply chain, and management information systems functions, as well as other administrative employees. In addition, general and administrative expenses include fees related to third-party legal counsel, fees related to accounting, tax and audit costs, office facilities costs, software subscription costs, and other corporate costs.

Employee Benefit Plan
The Company has a qualified retirement plan which covers all employees who meet certain eligibility requirements. Plan matching contributions, discretionary profit-sharing contributions, and qualified nonelective contributions may be made to the 401(k) salary deferral plan at the discretion of the Company’s Board of Directors. The Company did not make any matching contributions, discretionary profit-sharing contributions and/or qualified nonelective contributions during the years ended December 31, 2021 and 2020.

The Company has defined contribution pension plans at its foreign subsidiaries which covers all employees who meet certain eligibility requirements. The contributions made by the Company under these plans during the years ended December 31, 2021 and 2020 were not material.

Spire Global, Inc.

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

(In thousands, except shares and per share data, unless otherwise noted)

Stock-Based Compensation

The Company has an equity incentive plan under which the Company grants stock-based awards to employees and non-employees. The Company accounts for stock-based awards in accordance with FASB Accounting Standards Codification (“ASC”) 718, Stock-Based Compensation, which requires the measurement and recognition of compensation expense, based on estimated fair values, for all stock-based awards made to employees and non-employees for stock options. Restricted Stock Units ("RSU") with service-based vesting conditions, the fair value is calculated based upon the Company’s closing stock price on the date of grant using the intrinsic value method. Stock-based compensation expense is recognized on a straight-line basis over the requisite service period and forfeitures are accounted for as they occur.

Key assumptions used in the determination of fair value for stock options are as follows:

Expected term. Because of the lack of sufficient historical data, the Company uses the simple average of the vesting period and the contractual term to estimate the period the stock options are expected to be outstanding.

Expected volatility. The Company determines the expected stock price volatility based on the historical volatility of the Company's Class A common stock and the historical volatilities of an industry peer group.

Expected dividend yield. The Company does not use a dividend rate due to the fact that the Company has never declared or paid cash dividends on its common stock and does not anticipate doing so in the foreseeable future.

Risk-free interest rate. The Company bases its interest rate on a treasury instrument for which the term is consistent with the expected life of the stock options.

Income Taxes

The Company was incorporated in the state of Delaware as a C corporation. Deferred income taxes of the Company are provided on the liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. All deferred tax assets and liabilities within each particular tax jurisdiction are offset and presented as a noncurrent deferred tax asset or liability. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The factors used to assess the likelihood of realization include the history of taxable income or loss, forecasts of future taxable income and available tax planning strategies that could be implemented to realize net deferred tax assets.

The Company accounts for uncertainty in income taxes in accordance with ASC 740-10, Income Taxes, which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return, should be recorded in the consolidated financial statements. Under this guidance, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The Company recognizes interest accrued related to unrecognized tax benefits in Interest expense and penalties, if any, in General and administrative expenses in the accompanying Consolidated Statements of Operations.

Related Parties

In November 2021, in conjunction with the acquisition of exactEarth, Myriota, a Spire customer, became a related party, as exactEarth has 14% ownership of Myriota. As of December 31, 2021, $4,101 of investment in Myriota is included in Other long-term assets, including restricted cash on the Consolidated Balance Sheets. The Company generated $408 in revenue during the year ended December 31, 2021 and $170 accounts receivable as of December 31, 2021 from Myriota.

One of the Company’s stockholders and debtors is also a customer from which the Company generated $871 of revenue for the year ended December 31, 2020. No revenue was generated from this customer for the year ended December 31, 2021.

The Company borrowed gross proceeds of $1,232 of Convertible notes payable in February 2021 and $6,414 of Convertible notes payable during the year ended December 31, 2019, from certain stockholders (Note 9). Interest expense recognized on related party Convertible notes payable is $413 and $783 for the years ended December 31, 2021 and 2020, respectively.

Immediately prior to the effective time of the Merger, the Convertible Notes were automatically converted into shares of common stock of Old Spire (“Old Spire Common Stock”) (Note 3 and Note 9). Total carrying value of the related party balance included as Convertible notes payable, net on the Consolidated Balance Sheets was $0 and $7,498 as of December 31, 2021 and 2020, respectively.

Comprehensive Loss

Comprehensive loss is comprised of Net loss and Other comprehensive loss consisting of Foreign currency translation adjustments.

Net Loss Per Share

The Company follows the two-class method when computing net income (loss) per share as the Company has issued shares that meet the definition of participating securities. The Company has two types of common stock, Class A and Class B. Class B common stock has no economic rights, therefore has been excluded from the computation of basic and diluted net loss per share. The two-class method determines net income (loss) per share for each class of

Spire Global, Inc.

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

(In thousands, except shares and per share data, unless otherwise noted)

common and participating securities according to dividends declared, if any, and participating rights in undistributed earnings. The two-class method requires income available to common stockholders for the period to be allocated between common and participating securities based upon their respective rights to receive dividends as if all income for the period had been distributed.

The Company’s convertible preferred stock contractually entitles the holders of such shares to participate in dividends but does not contractually require the holders of such shares to participate in losses of the Company. Accordingly, in periods in which the Company reports a net loss, such losses are not allocated to participating securities. In such periods, diluted net loss per share is the same as basic net loss per share, since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. Upon the Closing Date of the merger, the preferred stock two-class method is no longer applicable.

Basic net income (loss) per share is computed by dividing the net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) is computed by adjusting net income (loss) to reallocate undistributed earnings based on the potential impact of dilutive securities. Diluted net income (loss) per share is computed by dividing the diluted net income (loss) by the weighted-average number of common shares outstanding during the period, including potential dilutive common shares assuming the dilutive effect of common stock equivalents.

JOBS Act Accounting Election

The Company is provided the option to adopt new or revised accounting guidance under the requirements provided to an “emerging growth company” under the JOBS Act either (1) within the same periods as those otherwise applicable to public business entities, or (2) within the same time periods as non-public business entities, including early adoption when permissible. With the exception of certain accounting standards where the Company elected to early adopt when permissible, the Company has elected to adopt new or revised accounting guidance within the same time period as non-public business entities, as indicated below.

Accounting Pronouncements Recently Adopted

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, as amended (“ASU 2016-13”), which requires the measurement and recognition of expected credit losses for financial assets not held at fair value. ASU 2016-13 replaces the existing incurred loss impairment model with a forward-looking expected credit loss model which will result in earlier recognition of credit losses. The Company adopted the requirements of ASU 2016-13 effective January 1, 2021 and determined that the financial impact from the adoption of this standard was immaterial to its consolidated financial statements.

In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (A Consensus of the FASB Emerging Issues Task Force) (“ASU 2018-15”), which aligns the requirements for capitalizing implementation costs incurred in a cloud computing hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal use software. The Company adopted the requirements of ASU 2018-15 effective January 1, 2021 and determined that the financial impact from the adoption of this standard was immaterial to its consolidated financial statements.

In March 2020 and January 2021, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, and ASU 2021-01, Reference Rate Reform (Topic 848), respectively, which refine the scope of ASC Topic 848 and clarify some of its guidance as part of the FASB’s monitoring of global reference rate reform activities. These standards permit entities to elect certain optional expedients and exceptions when accounting for derivative contracts and certain hedging relationships affected by changes in the interest rates used for discounting cash flows, for computing variation margin settlements, and for calculating price alignment interest in connection with reference rate reform activities under way in global financial markets. The amendments in ASU 2020-04 were effective for all entities as of March 12, 2020 through December 31, 2022 and the amendments in ASU 2021-01 are effective immediately for all entities. The Company determined that the financial impact from the adoption of these standards was immaterial to its consolidated financial statements.

Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). Since this standard was originally issued, there have been improvements and clarification released by the FASB. Under the new standard, a lessee should recognize in the statement of financial position a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term. This standard is effective for fiscal years beginning after December 15, 2021, with early adoption permitted. The Company will adopt the new standard on January 1, 2022 using a modified retrospective approach with a cumulative-effect adjustment to opening retained earnings. Therefore, upon adoption, the Company will not adjust its comparative period financial statements or disclose ASC 842 lease disclosures for periods before January 1, 2022. The Company has evaluated the available accounting policy elections and practical expedients permitted by the standard and will adopt the package of practical expedients to not reassess prior conclusions related to contracts containing leases, lease classification and initial direct costs. While the Company is still finalizing its evaluation of the impact of the new lease accounting guidance, the Company expects a material impact to the consolidated financial statements as a result of the recognition of right-of-use assets and leases liabilities. In addition, the Company does not expect the standard to have a material impact on the Company's liquidity or debt covenant compliance under its current agreement.

The new standard also provides practical expedients for a company's ongoing accounting. The Company will elect the short-term lease recognition exemption for all leases that qualify. This means, for those leases that qualify, the Company will not recognize ROU assets or lease liabilities including

Spire Global, Inc.

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

(In thousands, except shares and per share data, unless otherwise noted)

for existing short-term leases of assets in transition. The Company also currently expects to elect the practical expedient to not separate lease and non-lease components for all its leases.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, by removing certain exceptions to the general principles and its intended to improve consistent application. A franchise tax that is partially based on income will be recognized as an income-based tax and any incremental amount will be recognized as non-income-based tax. This standard is effective for fiscal years beginning after December 15, 2021 (January 1, 2022 for the Company), with early adoption permitted. The Company does not expect the standard to have a material impact on the Company's Consolidated Financial Statements.

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805), Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, to improve the accounting for acquired revenue contracts with customers in a business combination by addressing diversity in practice and inconsistency related to recognition of an acquired contract liability and payment terms and their effect on subsequent revenue recognized by the acquirer. The guidance is effective for annual reporting periods beginning after December 15, 2022, including interim periods within that reporting period and should be applied prospectively to business combinations occurring on or after the effective date of the amendments. The Company did not early adopt for the most recent acquisition of exactEarth.

In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832), guidance on modifying the disclosure requirements to increase the transparency of government assistance including disclosure of the types of assistance, an entity's accounting for the assistance and the effect of the assistance on an entity's financial statements. The amendments in this update are effective for financial statements issued for annual periods beginning after December 15, 2021. The Company does not expect this accounting standard update to have a material impact on its consolidated financial statements.

3. Reverse Capitalization

Immediately prior to the Closing:

•
All 12,671,911 outstanding shares of Old Spire Series A Convertible Preferred Stock were converted into an equivalent number of shares of Old Spire Common Stock on a one-to-one basis.
•
All 4,869,754 outstanding shares of Old Spire Series B Convertible Preferred Stock were converted into an equivalent number of shares of Old Spire Common Stock on a one-to-one basis
•
All 7,592,402 outstanding shares of Old Spire Series C Convertible Preferred Stock were converted into an equivalent number of shares of Old Spire Common Stock on a one-to-one basis
•
Each of the Convertible Notes (as defined in Note 9) automatically converted into shares of Old Spire Common Stock. The conversion ratio for the 2019 and 2020 Convertible Notes was 2.4808 and the conversion ratio for the 2021 Convertible Notes was 13.6466.
•
Old Spire Warrants (with the exception of warrants for 909,798 shares issued to European Investment Bank (“EIB,” and such warrants, the “EIB Warrants”)) were exercised in full on a cashless basis into the right to receive shares of Old Spire Common Stock, which was settled on a net-basis. The EIB Warrants were settled as of December 31, 2021 (Note 8).

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
•
All outstanding Old Spire Options were assumed and converted into option awards that are exercisable for shares of New Spire Class A Common Stock pursuant to an option exchange ratio of 1.8282.
•
The outstanding EIB Warrants were assumed by New Spire and converted into warrants that are exercisable for a number of shares of New Spire Class A Common Stock equal to the exchange ratio of 1.7058.
•
The Old Spire Founders purchased 12,058,614 shares of New Spire Class B Common Stock, which equal the number of shares of New Spire Class A Common Stock that each Founder received at the Closing. Shares of New Spire Class B Common Stock carry nine votes per share, do not have dividend rights, are entitled to receive a maximum of $0.0001 per share of New Spire Class B Common Stock upon liquidation, are subject to certain additional restrictions on transfer, and are subject to forfeiture in certain circumstances.

Spire Global, Inc.

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

(In thousands, except shares and per share data, unless otherwise noted)

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

Number of Shares
Old Spire Common Stock (excluding Founders)	6,405,302
Old Spire Convertible Preferred Stock	42,873,636
Old Spire Convertible Notes	37,034,620
Old Spire Warrants (excluding EIB warrants)	672,355
Total Class A common shares to Old Spire stockholders (excluding Founders)	86,985,913
New Spire Class A Common Stock issued to Old Spire Founders	12,058,614
New Spire Class A Common Stock issued to PIPE Investors	24,500,000
New Spire Class A Common Stock held by public stockholders	1,979,515
New Spire Class A Common Stock issued to FP Lenders	2,468,492
New Spire Class A Common Stock resulting from conversion of NavSight Class B Common Stock	5,750,000
Total Shares of New Spire Class A Common Stock	133,742,534
New Spire Class B Common Stock issued to Old Spire Founders	12,058,614
Total Shares of New Spire Common Stock	145,801,148

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

In connection with the Merger, the Company raised $264,823 of proceeds including the contribution of $230,027 of cash held in NavSight’s trust account from its initial public offering, net of redemptions of NavSight public stockholders of $210,204, and $245,000 of cash in connection with the PIPE Investment. The Company incurred $38,569 of merger costs, consisting of banking, legal, and other professional fees, of which $31,978 was recorded as a reduction to additional paid-in capital, and the remaining $6,591 was expensed to General and administrative expenses in the Consolidated Statements of Operations.

4.
Business Acquisition

On November 30, 2021, through the execution of a share purchase agreement, the Company acquired 100% of the voting equity interest of exactEarth for a purchase price of $128,953, and was accounted for as a business combination. The acquisition of exactEarth accelerates growth of Spire’s existing maritime business with additional data solutions, cross-selling opportunities, and expansion of the Company’s geographic footprint. Each outstanding share of exactEarth common stock was exchanged for 0.1 shares of Spire Class A common stock and $1.95505 per share in cash.

In 2021, the Company incurred $4,733 of acquisition-related costs. These expenses are included in General and administrative expense on the Consolidated Statement of Operations for the year ended December 31, 2021 and are reflected in pro forma earnings for the year ended December 31, 2020, in the table below.

The purchase price components are summarized in the following table:

Amount
Value of Spire shares issued(1)	$22,333
Cash consideration paid(2)	109,592
Less amount classified as post-combination expense (3)	(2,972)
Total purchase consideration	$128,953
(1)
Represents the fair value of 5,230,167 shares of Spire Class A common share transferred as of the November 30, 2021 ("acquisition date") as consideration (based on the closing market price of $4.27 per share on the acquisition date) consisting of 4,984,225 shares issued for outstanding exactEarth shares, in addition to 100,047 and 145,895 shares to settle exactEarth stock options and restricted stock units ("RSU"), respectively.
(2)
Included in the cash consideration are:
a.
$97,454 for outstanding exactEarth shares,
b.
$8,888 cash settlement of exactEarth stock options, RSU and deferred stock units, and
c.
$3,250 related to acquisition fees of exactEarth paid by Spire upon the closing of the acquisition.

Spire Global, Inc.

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

(In thousands, except shares and per share data, unless otherwise noted)

(3)
$2,972 was treated as post-combination expense in connection with the replacement of exactEarth’s outstanding equity awards. This amount has been reflected in the Consolidated Statement of Operations for the year ended December 31, 2021.

Purchase Price Allocation

The purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date, with the excess recorded to goodwill. The recognition of goodwill, none of which is expected to be deductible for income tax purposes, was made attributable to the workforce of the acquired business on synergies expected to arise and strategic benefits the Company expects to realize from the acquisition.

The allocation of the purchase price has not been finalized, mainly due to the period of time between the acquisition of exactEarth and the date of this filing, and is based upon the best available information at the current time. The final determination of the fair values of the customer relationships, other intangible assets and investment in Myriota acquired is dependent upon certain valuation and other studies that have not yet been finalized, and will be completed as soon as practicable, but no later than one year after the consummation of the acquisition of exactEarth.

The following table summarizes the preliminary estimated acquisition date fair value of the exactEarth assets acquired and liabilities assumed:

Amount
Cash and cash equivalents	$5,700
Account receivable	1,707
Contract assets	1,233
Prepaid expenses and other current assets	7,980
Property and equipment	19,991
Goodwill	52,986
Customer relationships	24,265
Intangible assets	19,356
Prepaid data rights, non-current	6,219
Investment in Myriota	4,563
Other long-term assets	261
Total assets acquired	144,261

Accounts payable	1,091
Accrued expenses	9,056
Contract liabilities	1,219
Long-term debt	3,895
Other long-term-liabilities	47
Total liabilities assumed	15,308
Net assets acquired	$128,953

The purchase price allocation to identifiable finite-lived intangible assets acquired was as follows:

	Estimated Useful Lives	Amount
Customer relationships	12 years	$24,265
Developed technology	12 years	13,790
Trade names	5 years	2,337
Backlog	1 years	3,229
Total intangible assets		$43,621

The Company applied the relief-from-royalty method to estimate the fair values of the developed technology and trade names, and the multi-period excess earnings method to estimate the fair values of the customer relationships and backlog for the acquired intangible assets.

Unaudited Pro Forma Financial Information

The following unaudited pro forma information presents the combined results of operations as if the acquisition of exactEarth had been completed in the beginning of the applicable comparable prior annual reporting period. The unaudited pro forma results include adjustments primarily related to the following: (i) amortization associated with preliminary estimates for the acquired intangible assets; (ii) depreciation of the property plant and equipment step-up in fair value (iii) expense relating to replacement awards; and (iv) the inclusion of acquisition costs as of the earliest period presented. The nonrecurring adjustments of $4,733 related to acquisition costs incurred and $2,972 related to replacement awards have been included in the pro forma income statement for the year ended December 31, 2020.

Spire Global, Inc.

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

(In thousands, except shares and per share data, unless otherwise noted)

The unaudited pro forma results do not reflect any cost saving synergies from operating efficiencies or the effect of the incremental costs incurred from integrating exactEarth. Accordingly, these unaudited pro forma results are presented for informational purposes only and are not necessarily indicative of what the actual results of operations of the combined company would have been if the acquisitions had occurred at the beginning of the period presented, nor are they indicative of future results of operations:

	December 31,
	2021	2020
Net revenue	$61,497	$42,281
Net loss	$(18,629)	$(61,796)

Revenues and losses attributable to the acquired business since the date of the acquisition recognized within the Consolidate Statement of Operations for the year ended December 31, 2021 were $1,479 and $1,470, respectively.

5.
Revenue, Contract Assets, Contract Liabilities and Remaining Performance Obligations Disaggregation of Revenue

Revenue from subscription-based contracts was $20,356 and represented 47% of total revenue for the year ended December 31, 2021. Revenue from subscription-based contracts was $7,677, representing 27% of total revenue for the year ended December 31, 2020. Revenue from non-subscription-based contracts was $23,019 and represented 53% of total revenue for the year ended December 31, 2021. Revenue from non-subscription-based contracts was $20,813, representing 73% of total revenue for the year ended December 31, 2020.

The following revenue disaggregated by geography was recognized:

	Year Ended December 31, 2021		Year Ended December 31, 2020
EMEA(1)	$20,562	48%	$14,213	50%
Americas (2)	15,719	36%	10,759	38%
Asia Pacific (3)	7,094	16%	3,518	12%
Total	$43,375	100%	$28,490	100%

(1)
Netherlands represented 24% and 37% for the years ended December 31, 2021 and 2020, respectively.
(2)
U.S. represented 36% and 38% for the years ended December 31 2021 and 2020, respectively.
(3)
Australia represented 11% and 9% for the years ended December 31, 2021 and 2020, respectively.

Contract Assets

The increase in contract assets is due to the acquisition of exactEarth. At December 31, 2021 and 2020, Contract assets were $2,084 and $853, respectively, on the Consolidated Balance Sheets. Changes in Contract assets were as follows:

	December 31,
	2021	2020
Balance at the beginning of the year	$853	$493
Contract assets recorded during the year	2,529	1,577
Reclassified to Accounts receivable	(1,298)	(1,217)
Balance at the end of the year	$2,084	$853

Contract Liabilities

At December 31, 2021, Contract liabilities were $9,255 of which $8,627 is reported in current portion of Contract liabilities and $628 is reported in non-current potion in Other long-term liabilities on the Company’s Consolidated Balance Sheets. At December 31, 2020, Contract liabilities were $8,110 and is reported in current portion of Contract liabilities on the Consolidated Balance Sheets.

Changes in Contract liabilities were as follows:

	December 31,
	2021	2020
Balance at the beginning of the year	$8,110	$4,550
Contract liabilities recorded during the year	8,343	7,759
Revenue recognized during the year	(6,950)	(4,199)
Other	(248)	—
Balance at the end of the year	$9,255	$8,110

Spire Global, Inc.

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

(In thousands, except shares and per share data, unless otherwise noted)

Remaining Performance Obligations

The Company has performance obligations associated with commitments in customer contracts for future services that have not yet been recognized as revenue. These commitments for future services exclude (i) contracts with an original term of one year or less, and (ii) cancellable contracts. As of December 31, 2021, the amount not yet recognized as revenue from these commitments is $83,171. The Company expects to recognize 53% of these future commitments over the next 12 months and the remaining 47% thereafter as revenue when the performance obligations are met.

6.
Other Balance Sheet Components

Other current assets, including restricted cash consisted of the following:

	December 31,
	2021	2020
Technology and other prepaid contracts	$744	$767
Prepaid insurance	4,430	68
Deferred contract costs	885	657
Other receivables	1,396	409
Other current assets	2,616	211
	$10,071	$2,112

Other accrued expenses consisted of the following:

	December 31,
	2021	2020
Professional services	$1,164	$420
Sales tax	195	122
Software	1,036	470
Satellite/launch/ground station material	312	—
Other	2,116	801
	$4,823	$1,813

Property and equipment, net consisted of the following:

	December 31,
	2021	2020
Satellites in-service	$51,368	$26,196
Internally developed software	2,160	2,166
Ground stations in-service	2,200	1,872
Leasehold improvements	1,754	1,589
Machinery and equipment	2,761	1,873
Computer equipment	2,168	1,153
Computer software and website development	472	472
Furniture and fixtures	1,167	379
	64,050	35,700
Less: Accumulated depreciation and amortization	(30,120)	(23,260)
	33,930	12,440
Satellite, launch and ground station work in progress	11,478	4,934
Finished satellites not in-service	3,296	3,084
Property and equipment, net	$48,704	$20,458

Depreciation and amortization expense related to property and equipment for the years ended December 31, 2021 and 2020, was $8,509 and $5,330, respectively, including amortization of internal-use software of $34 and $144, respectively. There were no costs incurred from failed launches and losses from satellite deorbit and other equipment failure during the year ended December 31, 2021 and $666 for the year ended December 31, 2020. Costs related to failed launches are not capitalized and are included in Loss on satellite deorbit and launch failure in the Consolidated Statements of Operations.

7.
Goodwill and Intangible Assets

The following table summarizes changes in goodwill balance:

Balance at December 31, 2020	$-
Goodwill related to exactEarth acquisition	52,986
Impact of foreign currency translation	641
Balance at December 31, 2021	$53,627

Spire Global, Inc.

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

(In thousands, except shares and per share data, unless otherwise noted)

Intangible assets consisted of the following:

	December 31,
	2021	2020
Customer relationships	$24,559	$-
Developed technology	13,957	-
Trade names	2,366	-
Backlog	3,268	-
Patents	491	591
FCC licenses	480	480
	45,121	1,071
Less: Accumulated amortization	(968)	(320)
	$44,153	$751

In conjunction with the exactEarth acquisition, the Company acquired intangible assets for a total of $43,621 in November 2021. As of December 31, 2021, the weighted-average amortization period for Customer relationships and Developed technology was 11.9 years, Trade names was 4.9 years, Backlog was 0.9 years and patents and FCC licenses was 7.6 years. Amortization expense related to intangible assets for the years ended December 31, 2021 and 2020, was $666 and $81, respectively.

During the year ended December 31, 2021, the Company recognized impairment charges of $91 for intangible assets relating to patent costs. No impairment charges were recognized for the year ended December 31, 2020. The patents asset balance as of December 31, 2021 and 2020 includes $196 and $284 of capitalized patent costs, respectively, that will begin amortization upon the issuance of an official patent right to the Company.

As of December 31, 2021, the expected future amortization expense of intangible assets is as follows:

Years ending December 31,
2022	$6,747
2023	3,736
2024	3,729
2025	3,728
2026	3,675
2027 and thereafter	22,342
43,957
Capitalized patent costs, unissued	196
$44,153

8.
Long-Term Debt

Long-term debt consisted of the following:

	December 31,
	2021	2020
Eastward Loan Facility	$—	$15,000
EIB Loan Facility	—	14,734
FP Term Loan	71,512	—
PPP Loan	—	1,699
Other	4,464	10
Total long-term debt	75,976	31,443
Less: Debt issuance costs	(24,852)	(4,798)
Non-current portion of long-term debt	$51,124	$26,645

The Company recorded $8,368 and $1,406 of interest expense from long-term debt for the years ended December 31, 2021 and 2020, respectively.

PPP Loan

In April 2020, the Company received loan proceeds in the amount of $1,709 under the Paycheck Protection Program (“PPP”). The PPP, established as part of the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act, provides for loans to qualifying businesses for amounts up to 2.5 times the average monthly payroll expenses of the qualifying business. The loan under the PPP was in the form of a note payable to SVB (the “PPP Loan”) originally scheduled to mature in April 2022, which has been classified as Long-term debt on the Consolidated Balance Sheet at December 31, 2020. The PPP Loan incurred interest at a rate of 1.00% per annum payable monthly. The PPP Loan and accrued interest are forgivable as long as the borrower uses the loan proceeds for eligible purposes. The Company’s PPP Loan and accrued interest were forgiven in January 2021.

Spire Global, Inc.

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

(In thousands, except shares and per share data, unless otherwise noted)

EIB Loan Facility

In August 2020, the Company’s Luxembourg subsidiary entered into a loan agreement with the European Investment Bank (“EIB”) that provided for a total loan facility of EUR 20,000 distributable in three tranches (the “EIB Loan Facility”) and was collateralized by substantially all assets of the Company. In connection with the EIB debt agreement, on August 20, 2020, the Company issued to EIB 454,899 warrants exercisable into the Company’s common stock at a price of $0.0001 per share (Note 13) and drew EUR 5,000 under the Tranche A of the EIB Loan Facility on September 23, 2020. Borrowing under Tranche A did not carry an interest component. On October 29, 2020, the Company issued an additional 454,899 warrants to EIB exercisable into the Company’s common stock at a price of $0.0001 per share (Note 13) and drew EUR 7,000 under Tranche B of the EIB Loan Facility on November 23, 2020. Borrowing under Tranche B carried interest at EURIBOR plus 5% per annum (4.457% at December 31, 2020). The borrowings under the EIB Loan Facility were due in full five years from the disbursement date of the relevant tranche, which have been classified in non-current portion of Long-term debt on the Consolidated Balance Sheet at December 31, 2020, with interest payable quarterly in arrears. The prepayment premium on the EIB Loan Facility for Tranches B was 3% in the first year, 2% in the second year and 1% in the third year on the principal amount of the loan repaid. The EIB Loan Facility included covenants that limit the Company’s ability to, among other things, dispose assets, consummate mergers and acquisitions, incur additional indebtedness, grant liens, pay dividends or other distributions without preapproval by EIB.

The Company incurred $551 of debt issuance costs and issued common stock warrants with an estimated fair value of $3,612 at their dates of issuance, the total of which has been presented as a deduction from the carrying amounts of the EIB Loan Facility on the Consolidated Balance sheet and were being amortized to interest expense over the term of the EIB Loan Facility. In May 2021, the outstanding balance of the EIB Loan Facility was paid off.

On September 24, 2021, EIB submitted a notice of cancellation for 775,966 EIB warrants (Tranche A). The valuation for settlement of these warrants was based on a 20-day volume weighted average price (“VWAP”) valuation method using the Company’s publicly traded stock price as of September 30, 2021. On October 18, 2021, EIB submitted a notice of cancellation for the remaining 775,966 EIB warrants (Tranche B). The valuation for settlement of these warrants was based on the VWAP 20-day trading price method as of October 14, 2021, as stated in the notice of cancellation. These warrants were settled in November 2021 for $19,942.

Eastward Loan Facility

In December 2020, the Company entered into a loan agreement with Eastward Fund Management, LLC (“Eastward”) to borrow up to $25,000 (the “Eastward Loan Facility”). On December 30, 2020, the Company drew $15,000 of the available loan facility under the Eastward Loan Facility and incurred a $300 repayment fee due upon maturity of the Eastward Loan Facility. In conjunction with the Eastward loan agreement, the Company agreed to issue to Eastward up to a total of 314,861 warrants to acquire the Company’s common stock if the full facility was drawn. The Company paid a 1% commitment fee on the principal amount borrowed. The Company would have paid interest only for the first 24 months this loan was outstanding and then $625 plus interest during each of the final 24 months this loan was outstanding. The interest rate for the Eastward Loan Facility was 11.75% per annum and the total term of this loan was 48 months. The prepayment premium on the Eastward Loan Facility was 3% during the first two years, 2% in the third year and 1% thereafter on the principal amount of the loan repaid. The Eastward Loan Facility included covenants that limit the Company’s ability to, among other things, dispose assets, consummate mergers and acquisitions, incur additional indebtedness, grant liens, pay dividends or other distributions without preapproval by Eastward.

On December 30, 2020, the Company issued to Eastward 188,916 warrants exercisable into the Company’s common stock at a price of $3.97 per share (Note 13). These warrants have been determined to be accounted for as equity at their estimated fair value at the date of issuance. The Company recorded $542 as Additional paid-in capital and presented the related debt issuance costs as a deduction from the carrying amounts of the Eastward Loan Facility on the Consolidated Balance Sheet which are being amortized to interest expense over the term of the Eastward Loan Facility. In May 2021, the outstanding balance of Eastward Loan Facility was paid off.

FP Term Loan Facility

On April 15, 2021, the Company entered into a credit agreement with FP Credit Partners, L.P., as agent for several lenders (the “FP Lenders”) (as amended on May 17, 2021, the “FP Credit Agreement”), for a $70,000 term loan facility (the “FP Term Loan”). Upon funding in May 2021, the FP Term Loan was used (i) to pay off the Company's existing credit facilities with Eastward Fund Management, LLC (the “Eastward Loan Facility”) and EIB (the “EIB Loan Facility”) and (ii) to fund working capital and for general corporate purposes. The Company incurred $12,277 of debt issuance costs relating to the FP Term Loan.

The FP Lenders had the option to elect to convert a portion of their specified contractual return into common stock of the Company immediately preceding the Merger, at a conversion price specified in the FP Term Loan Agreement by submitting a notice to convert on or prior to the funding date in May 2021 (the “Conversion Election”). If the FP Lenders had exercised the Conversion Election, and the Company did not elect to repay the outstanding principal amount of the FP Term Loan at the Closing, then the interest rate would have increased to 9% per annum. However, the FP Lenders did not make the Conversion Election and so the interest rate would have decreased to 4% per annum upon the occurrence of the Merger under the original terms of the FP Term Loan Agreement.

At the date of the closing of the FP Term Loan Agreement, the contingent interest feature described immediately above was determined to be an embedded derivative asset with an associated debt premium recorded. The fair value of this financial instrument of $8,922 was presented net within Long-term Debt on the Consolidated Balance Sheets at June 30, 2021. However, because of the interest rate increase under the FP Amendment (as defined below), the contingent interest embedded derivative asset and associated debt premium were derecognized upon the execution of the FP Amendment.

The FP Term Loan includes covenants that limit the Company’s ability to, among other things, make investments, dispose of assets, consummate mergers and acquisitions, incur additional indebtedness, grant liens, enter into transactions with affiliates, pay dividends or other distributions without preapproval by the FP Lenders. The Company was required to maintain minimum unrestricted cash of at least $15,000 as of each fiscal quarter end, except for the

Spire Global, Inc.

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

(In thousands, except shares and per share data, unless otherwise noted)

quarter immediately following the first quarter where the Company reports positive EBITDA, until the closing of a qualifying IPO, which includes the Merger. The Company issued an equity grant of 977,723 shares of New Spire Class A Common Stock with a value of $8,065 to the FP Lenders upon funding of the FP Term Loan.

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

The FP Amendment also reinstated the previously expired Conversion Election and served as formal notice of this election by the FP Lenders. As a result, the FP Lenders received 1,490,769 shares of New Spire Class A Common Stock. In connection with FP’s exercise of the Conversion Election, the interest rate on the FP Term Loan increased to 9% per annum following the Closing.

The Company has determined that the FP Amendment represents an accounting modification of the original FP Term Loan. In connection with the debt modification accounting, no gain or loss was recorded related to the FP Amendment, and the Company capitalized the fair value of $14,803 for the 1,490,769 shares of New Spire Class A Common Stock issued to the FP Lenders to be amortized over the remaining life of the FP Term Loan as part of the effective yield of the FP Term Loan beginning in the third quarter of 2021.

The FP Term Loan matures on April 15, 2026 and is collateralized by substantially all assets of the Company. The Company has the option to prepay the loan in advance of its final maturity, which was subject to a prepayment penalty under the original terms of the FP Term Loan Agreement that varied between $17,500 and $49,000 based on the timing and circumstances of the repayment.

During the year ended December 31, 2021, the Company recognized within Other (expense) income, net on the Consolidated Statement of Operations, $4,954 as a loss on extinguishment of debt, resulting from paying off the EIB Loan Facility and the Eastward Loan Facility, and $1,699 as a gain from extinguishment of debt resulting from the U.S. government’s forgiveness of the Company’s loan under the Paycheck Protection Program (“PPP”) established as part of the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act.

Government Loan

In November 2021, the Company completed its acquisition of exactEarth and assumed an interest free loan agreement with the Strategic Innovation Fund ("SIF") which was recorded at an amount equal to the proceeds received. As of December 31, 2021 $4,464 was included in Long-term debt, non-current on the Consolidated Balance Sheets. Under this agreement and subsequent amendment, the Company is eligible to receive funding for certain expenditures incurred from February 13, 2018 to May 12, 2023 to a maximum of $5,701. The loan is repayable in 15 annual payments beginning February 28, 2026.

9.
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

Total accrued interest on Convertible Notes was $0 and $5,944 as of December 31, 2021 and 2020, respectively, and included in Convertible notes payable, net on the Consolidated Balance Sheets. After the conversion of the Convertible Notes, the balloon interest accrual of $1,698 was reversed in August 2021, which was only payable upon full maturity of the Convertible Notes. The Company recorded $2,103 and $4,490 of interest expense on the Convertible Notes for the years ended December 31, 2021 and 2020, respectively.

Spire Global, Inc.

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

(In thousands, except shares and per share data, unless otherwise noted)

10.
Fair Value Measurement

The following tables present the Company’s fair value hierarchy for its financial instruments that are measured at fair value on a recurring basis:

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Long-term liabilities
Public warrants	$5,060	$—	$—	$5,060
Private Placement warrants	—	6,422	—	6,422
Contingent Earnout liability	—	—	11,369	11,369
	$5,060	$6,422	$11,369	$22,851
	December 31, 2020
	Level 1	Level 2	Level 3	Total
Long-term liabilities
EIB warrant liability	$—	$—	$4,007	$4,007

Public Warrants

The fair value of the Public Warrants is based on quoted market prices and is classified as a Level 1 financial instrument.

Private Placement Warrants

The fair value of the Private Warrants is estimated using the Black-Scholes model with inputs that include the Company’s stock price in an actively traded market, making this fair value classified as a Level 2 financial instrument. The other significant assumptions used in the model are the exercise price, expected term, volatility, interest rate, and dividend yield.

The table below quantifies the significant inputs used for the Private Warrants:

	December 31,	August 16,
	2021	2021
Fair value of the Company’s common stock	$3.38	$9.93
Exercise price	$11.50	$11.50
Risk-free interest rate	1.26%	0.75%
Expected volatility factor	70.0%	22.0%
Expected dividend yield	—%	—%
Remaining contractual term (in years)	4.6	5.0

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

The table below quantifies the significant inputs used for the Contingent Earnout Liability:

	December 31,	August 16,
	2021	2021
Fair value of the Company’s common stock	$3.38	$9.93
Risk-free interest rate	1.26%	0.75%
Expected volatility factor	70.0%	70.0%
Expected dividend yield	—%	—%
Remaining contractual term (in years)	0.004	0.004

EIB Warrant Liabilities

The warrant liability in the tables above consisted of the fair value of warrants to purchase the Company’s common stock at a price of $0.0001 per share (or redeem for cash) and preferred stock and was based on the significant inputs not observable in the market, which prior to the Merger represented a Level 3 measurement within the fair value hierarchy. The Company’s valuation of the stock warrants utilized the Black-Scholes option-pricing model, which incorporates assumptions and estimates to value the stock warrants. Changes in the fair value of the stock warrants are recognized in Other income (expense), net in the Consolidated Statements of Operations.

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

Spire Global, Inc.

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

(In thousands, except shares and per share data, unless otherwise noted)

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

After the Merger, the EIB warrant liabilities moved from Level 3 to Level 2, as a result of the Company’s common stock now being traded on the New York Stock Exchange, until the date of settlement.

In November 2021, EIB warrants were settled for a cash amount of $19,942. As of December 31, 2021 no EIB warrants remained outstanding. The table below quantifies the inputs used for the EIB warrants:

	December 31,
	2021	2020
Fair value of the Company’s common stock	$—	$4.19
Risk-free interest rate	—%	0.13%
Expected volatility factor	—%	68.4%
Remaining contractual term (in years)	—	4.7

The following table provides a roll-forward of the aggregate fair values of the Level 3 financial instruments:

	Contingent Earnout Liability	Contingent Interest Embedded Derivative	Warrant Liability
Fair value at December 31, 2019	$—	$—	$197
Issuance of warrants to EIB	—	—	3,612
Change in fair value	—	—	198
Fair value at December 31, 2020	—	—	4,007
Issuance of warrants to Silicon Valley Bank	—	—	308
Conversion of Silicon Valley Bank warrants to common stock	—	—	(308)
Exercise of Series C preferred warrants	—	—	(891)
Contingent interest embedded derivative recognized relating to the FP Term Loan agreement	—	8,922	—
Contingent interest embedded derivative derecognized upon the execution of the FP amendment	—	(8,922)	—
Contingent earnout liability recognized upon the closing of the reverse recapitalization	78,395	—	—
Change in fair value included in other income (expense), net	(67,026)	—	19,466
Transferred to Level 2 upon the closing of the reverse recapitalization	—	—	(22,582)
Fair value at December 31, 2021	$11,369	$—	$—

During the year ended December 31, 2021, the Company issued 32,412 warrants at a fair value of $308 to Silicon Valley Bank with an exercise price of $1.60. The warrants allow the holder to acquire the Company’s common stock. Silicon Valley Bank exercised the Series C warrants and they were converted into common stock upon the Closing.

Certain holders of Series C preferred stock exercised their warrants at a nominal amount to purchase 146,919 shares of the Company’s common stock at a fair value of $891 during the year ended December 31, 2021.

Based on the recent rounds of debt financing during the years ended December 31, 2021 and 2020 and the terms of those debt agreements, current market conditions and the Company’s financial condition, the carrying amounts for Long-term debt and Convertible notes payable approximate fair value. The carrying amounts reported on the Consolidated Balance Sheets of other assets and liabilities which are considered to be financial instruments approximate fair value based on their short-term nature and current market indicators are classified as Level 3.

Spire Global, Inc.

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

(In thousands, except shares and per share data, unless otherwise noted)

Warrant Equity

The following tables present the Company’s fair value hierarchy for its warrants classified as equity that are measured at fair value on a nonrecurring basis:

	December 31, 2021
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

11.
Commitments and Contingencies Operating Leases

The Company leases office facilities and sites for its ground stations under noncancelable operating leases. These leases expire at various dates through 2029. Rent expense, including ground station leases, for the years ended December 31, 2021 and 2020, was $3,313 and $2,418, respectively.

Future minimum lease payments under noncancelable operating leases that have initial or remaining noncancelable lease terms greater than one-year as of December 31, 2021 are as follows:

Years ending December 31,
2022	$2,600
2023	2,389
2024	2,307
2025	2,284
2026	2,275
2027 and thereafter	4,393
$16,248

L3Harris Commitment

In conjunction with the exactEarth acquisition, the Company acquired the agreement with L3Harris ("L3Harris Agreement") to receive satellite automatic identification system ("S-AIS") data from the L3Harris AppStar payloads on-board Iridium NEXT Constellation, Iridium's Real-Time Second-Generation satellite constellation with 58 AppStar payloads. Under the Amended and Restated L3Harris Agreement dated January 21, 2020 ("A&R L3Harris Agreement"), the Company incurs a fixed fee of $358 per month. The A&R L3Harris Agreement concludes on August 7, 2031.

Under the A&R L3Harris Agreement, the Company will pay a 30% share of S-AIS data revenues for the portion of exactEarth annual S-AIS data revenue which is in excess of $16,000. No revenue share was owed to L3Harris under the A&R L3Harris Agreement, with respect to AIS Analytics sales during the year ended December 31, 2021. For the year ended December 31, 2021, $417 was recognized in Cost of revenue on the Consolidated Statements of Operations.

The following table summarizes the operational fees commitment under the A&R L3Harris Agreement, which includes the fixed payments to L3Harris:

Years ending December 31,
2022	$4,296
2023	4,296
2024	4,296
2025	4,296
2026	4,296
2027 and thereafter	19,873
$41,353

Spire Global, Inc.

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

(In thousands, except shares and per share data, unless otherwise noted)

Litigation

At times, the Company is party to various claims and legal actions arising in the normal course of business. Although the ultimate outcome of these matters is not presently determinable, management believes that the resolution of all such pending matters, will not have a material adverse effect on the Company’s business, results of operations, financial condition or cash flows; however, there can be no assurance that the ultimate resolution of these matters will not have a material impact on the Company’s consolidated financial statements in any period.

12.
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

The 2021 Plan permits the grant of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock, restricted stock units, and performance awards to employees, directors, or consultants under the 2021 Plan. The 2021 ESPP, the Company can grant stock options to employees to purchase shares of Class A common stock at a purchase price which equals to 85% of the lower of (i) the fair market value of common stock on the first trading day of the offering period or (ii) the fair market value of common stock on the exercise date. As of December 31, 2021, 8,983,092 and 3,194,000 shares were available for grant under the 2021 Plan and 2021 ESPP, respectively.

The following table summarizes stock option activity under the Plan:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term
			(in years)
Options outstanding at December 31, 2020 (1)	19,444,178	1.78	7.9
Granted	4,909,367	4.88
Exercised	(923,200)	1.40
Forfeited, canceled, or expired	(2,166,498)	2.96
Options outstanding at December 31, 2021	21,263,847	2.40	7.2
Vested and expected to vest at December 31, 2021	21,263,847	2.40	7.2
Exercisable at December 31, 2021	12,651,086	1.91	6.3

(1) These amounts have been adjusted to correctly present the prior period activity and options outstanding at December 31, 2020.

The Company’s option award quantities and prices prior to the Merger have been retroactively restated to reflect the exchange ratio of approximately 1.8282 established in the Merger as described in Note 3.

The aggregate intrinsic value of options exercised as of December 31, 2021 and 2020, was $5,339 and $68, respectively. The aggregate fair value of options vested as of December 31, 2021 and 2020 was $3,908 and $940, respectively. The Company received $1,289 and $75 in cash proceeds from options exercised during the years ended December 31, 2021 and 2020, respectively. The weighted-average grant date fair value of options granted for the years ending December 31, 2021 and 2020 was $2.92 and $2.37, respectively. The aggregate intrinsic value of options outstanding as of December 31, 2021 and 2020 was $26,865 and $7,841, respectively. The aggregate intrinsic value of options exercisable as of December 31, 2021 and 2020 was $18,639 and $6,446, respectively.

The following table summarizes stock RSU activity under the Plan:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Outstanding as of December 31, 2020	—	$-
RSU granted	866,402	$4.08
RSU vested	—	$-
RSU forfeited	(82,500)	$5.35
Outstanding as of December 31, 2021	783,902	$3.94

For RSUs with service-based vesting conditions, the fair value is calculated based upon the Company’s closing stock price on the date of grant, and the stock-based compensation expense is recognized over the four-year vesting period.

Spire Global, Inc.

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

(In thousands, except shares and per share data, unless otherwise noted)

As of December 31, 2021, there was $17,709 of total unrecognized compensation expense related to options and RSUs expected to be recognized over a weighted average-period of 3.01 years.

The following table summarizes the components of total stock-based compensation expense based on roles and responsibilities of the employees within the Consolidated Statements of Operations:

	Year Ended December 31,
	2021	2020
Cost of revenue	$432	$39
Research and development	2,859	1,000
Sales and marketing	2,307	327
General and administrative	6,036	794
	$11,634	$2,160

The fair value of stock-based compensation for stock options was estimated using the Black-Scholes option-pricing model requiring the use of subjective valuation assumptions and inputs, including the expected stock price volatility. The Company’s options have characteristics significantly different from those of traded options, and changes in input assumptions can materially affect the fair value estimates. Stock-based compensation expense for options is recognized over their respective vesting period, which ranges from one to four years

The fair value of all stock-based compensation was estimated using the following assumptions at the date of the grant:

Year Ended December 31,
	2021	2020
Risk-free interest rate	0.6% - 1.4%	0.4% - 1.5%
Expected volatility factor	66.9% - 70.0%	44.9% - 68.4%
Expected option life	5.0 - 6.08 years	5.1 - 6.8 years
Expected dividend yield	—	—

13.
Stockholders’ Equity

In August 2021, the Company’s Board of Directors approved the amended and restated certificate of incorporation which states the Company’s authority to issue 1,000,000,000 shares of Class A and 15,000,000 shares of Class B common stock with a par value of $0.0001 per share. The total number of shares of Preferred Stock authorized to be issued is 100,000,000 shares with a par value of $0.0001 per share.

Common Stock

Shares of Class A common stock have both economic and voting rights. Shares of Class B common stock have no economic rights, but do have voting rights. Each holder of shares of Class A common stock will be entitled to one vote for each share of common stock held at all meetings of shareholders and each holder of shares of Class B common stock will be entitled to nine votes for each share of common stock held at all meetings of shareholders.

Prior to the Closing Date of the merger, voting, dividend and liquidation rights of the holders of the common stock were subject to and qualified by the rights, powers, and preferences of the holders of the preferred stock. The holders of the common stock were entitled to one vote for each share of common stock held at all meetings of shareholders. Dividends were issued to common stockholders only after holders of the preferred stock receive funds legally available in the amount equal to 8% of the original issuance price per annum on each outstanding share of preferred stock. In the event of liquidation, dissolution, distribution of assets or winding-up of the Company, the holders of common stock would receive payment on a pro rata basis on the number of shares held by each such holder, after the rights of the holders of the preferred stock have been satisfied.

Preferred Stock

On May 15, 2014, the Company issued 5,506,734 shares of Series A preferred stock with an original issuance price of $4.1767 per share for $22,900. In conjunction with the Series A preferred stock financing, convertible promissory notes of $8,000, including principal and accrued interest, were converted into 7,165,177 shares of Series A preferred stock. On June 15, 2015, the Company issued 4,869,754 shares of Series B preferred stock at an issuance price of $7.2615 per share for $35,228.

Beginning on August 17, 2017, and at various subsequent closings in 2017, the Company issued 5,270,120 shares of Series C preferred stock with an original issuance price of $8.7078 per share for $45,800. In conjunction with the Series C preferred stock financing, convertible promissory notes of $15,600, including principal and accrued interest, were converted into 2,236,153 shares of Series C preferred stock. Upon the Closing Date of the merger, all preferred stock were converted into Class A Common Stock of New Spire (Note 3)

The following were the rights and privileges of the Company’s preferred stock:

Dividends

Holders of preferred stock, in preference to the holders of common stock, shall be entitled to receive, but only out of funds legally available thereof, cash dividends at a rate of 8% of the original issue price per annum on each outstanding share of preferred stock. Such dividends shall be payable only when, as and if declared by the Board of Directors and shall be noncumulative. As long as shares of preferred stock are outstanding, the Company is precluded

Spire Global, Inc.

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

(In thousands, except shares and per share data, unless otherwise noted)

from declaring, paying or setting aside any dividends, or making any other distribution on the common stock, or purchasing, redeeming or otherwise acquiring for value any shares of common stock, unless all dividends on the preferred stock then have been paid or declared and set apart and the holders of the preferred stock then outstanding shall first receive, or simultaneously receive, a dividend on each outstanding share of preferred stock in an amount at least equal to the dividend payable on each share. No dividends have been declared or paid out as of the Closing Date.

Voting Rights

Each holder of outstanding shares of preferred stock shall be entitled to cast the number of votes equal to the number of each share of common stock into which the shares of preferred stock held by each holder are convertible as of the record date for determining shareholders entitled to vote on such matter. Holders of preferred stock shall vote together with the holders of common stock as a single class.

Liquidation

In the event of any voluntary or involuntary liquidation, the holders of preferred stock shall be entitled to receive, prior and in preference to any distribution of the proceeds of such liquidation to the holders of common stock, an amount per share equal to the sum of the applicable original issue price for the preferred stock, plus declared but unpaid dividends on such share. Upon completion of the distribution to the preferred stockholders, all of the remaining proceeds available for distribution to stockholders shall be distributed among the holders of common stock pro rata based on the number of shares of common stock held by each holder. The Long-term debt and Convertible Notes are senior in order of preference to the Company’s preferred stock and then common stock in the event of a liquidation.

Conversion

Each share of preferred stock shall be convertible, at the option of the holder, at any time after the date of issuance of such share, into shares of common stock as is determined by dividing the applicable original issue price for such share of preferred stock by the applicable conversion price for such share of preferred stock. The initial conversion price per share for each series of preferred stock shall be the original issue price applicable to such series.

Redemption

The Company’s preferred stock is not redeemable at either the option of the Company or the holder.

Common and Preferred Stock Warrants

On September 29, 2017, the Company entered into a development agreement with an investor in the Series C preferred stock financing to develop an enhanced version of the Company’s hosted services which provides access to the Company’s satellite data. In accordance with the terms of the Development Agreement, the Company issued warrants to purchase additional shares of the Series C preferred stock at the original issuance price. The Series C warrants vest upon achievement of certain terms of the contract. As of December 31, 2020, the Series C warrants were fully vested and unexercised. As the Series C warrants were free-standing financial instruments that may require the Company to transfer assets upon exercise, these warrants were classified as liabilities and included in Other long-term liabilities on the Consolidated Balance Sheets at their estimated fair value as of each reporting date.

Under the terms of the EIB Loan Facility, on August 20, 2020, the Company issued to EIB 454,899 warrants exercisable into common shares at a price of $0.0001 per share. On October 29, 2020, the Company issued to EIB an additional 454,899 warrants exercisable into common shares at a price of $0.0001 per share. These common stock warrants were determined to be derivative liabilities due to EIB’s put option and are included in Other long-term liabilities on the Consolidated Balance Sheets at their estimated fair value. As of December 31, 2020, the liability for these warrants was valued at $3,810. These warrants were settled in November 2021 for $19,942 (Note 8).

Under the terms of the Eastward Loan Facility, on December 30, 2020, the Company issued to Eastward 188,916 warrants exercisable into common shares at a price of $3.97 per share. These common stock warrants have been determined to be accounted for as equity classified warrants and the Company recorded $542 as Additional paid-in capital in the Statement of Changes in Stockholders Equity (Deficit) for the year ended December 31, 2020 at their estimated fair value as of the date of issuance. The Eastward warrants were settled upon the Closing Date of the Merger (Note 3).

14.
Income Taxes

Income (loss) before income taxes consisted of the following:

	Year Ended December 31,
	2021	2020
Domestic income (loss)	$802	$(28,300)
Foreign loss	(19,617)	(3,804)
Income (loss) before income taxes	$(18,815)	$(32,104)

Spire Global, Inc.

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

(In thousands, except shares and per share data, unless otherwise noted)

The income tax provision consists of the following:

	Year Ended December 31,
	2021	2020
Current income tax provisions:
Federal	$—	$—
State	—	—
Foreign	—	321
Current income tax provision	—	321
Deferred income tax expense:
Federal	—	—
State	—	—
Foreign	497	79
Deferred income tax expense	497	79
Total income tax provision	$497	$400

The following table presents a reconciliation of the federal statutory rate of 21% to effective tax rate:

	Year Ended December 31,
	2021	2020
U.S. federal tax benefit at statutory rate	21.0%	21.0%
State income taxes, net of federal benefit	10.4%	3.5%
exactEarth acquisition costs	(5.5)%	0.0%
Merger costs	(7.4)%	0.0%
Merger contingent fees	8.6%	0.0%
Contingent earnout liability	68.2%	0.0%
Non-deductible expenses and other	0.6%	(0.9)%
Research and development credits	4.7%	5.4%
Foreign rate differential	7.8%	(0.6)%
Change in valuation allowance, net	(111.0)%	(29.6)%
Effective tax rate	(2.6)%	(1.2)%

The significant components of deferred tax assets (liabilities) are as follows:

	Year Ended December 31,
	2021	2020
Deferred tax assets
Net operating loss carryforward	$75,129	$38,529
Research and development credit carryforward	6,002	2,454
Stock-based compensation	599	52
Property and equipment	4,177	367
Intangibles	440	855
Other accruals	2,284	1,073
Gross deferred tax assets	88,631	43,330
Less: Valuation allowance	(74,558)	(43,330)
Net deferred tax assets	14,072	—
Deferred tax liabilities
Intangibles	(14,072)	—
Foreign property and equipment and intangibles	(835)	(338)
Gross deferred tax liabilities	(14,907)	(338)
Net deferred tax liabilities	$(835)	$(338)

As of December 31, 2021, the Company had accumulated undistributed earnings generated by its foreign subsidiaries of $10,688. The Company continues to assert that all its foreign earnings are to be permanent income reinvested and expects future U.S. cash generation to be sufficient to meet future U.S. cash needs. As such, the Company has not recognized a deferred tax liability related to unremitted foreign earnings.

Realization of the deferred tax assets is dependent upon the generation of future taxable income, if any, the amount and timing of which are uncertain. The Company could not conclude that it was more likely than not that tax benefits from operating losses would be realized and, accordingly, has provided a full valuation allowance against its United States, Singapore, Luxemburg, Canada, and a portion of their United Kingdom deferred tax assets. The valuation allowance as of December 31, 2020 was $43,330, which increased to $74,558 as of December 31, 2021. The increase in the valuation allowance of $31,228 includes $10,347 related to the acquisition of exactEarth's deferred tax assets subjected to a valuation allowance through purchase accounting. The remaining valuation allowance change of $20,882 is mostly related to current year losses.

Spire Global, Inc.

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

(In thousands, except shares and per share data, unless otherwise noted)

At December 31, 2021, the Company had $189,313 and $65,512 of federal and state net operating losses available to reduce future taxable income, which will begin to expire in 2032 for federal and state tax purposes. Approximately $106,788 of federal net operating loss included above can be carried forward indefinitely. At December 31, 2020, the Company had $135,134 and $38,323 of federal and state net operating losses available to reduce future taxable income.

The Company also has federal research and development tax credit carryforward of $3,332 and $2,454 as of December 31, 2021 and 2020, respectively. These federal tax credits begin to expire in 2039.

The federal and state net operating loss carryforwards and certain tax credits may be subject to significant limitations under Section 382 and Section 383, respectively of the Internal Revenue Code of 1986, as amended, and similar provisions under state law. Under those sections of the Internal Revenue Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes, such as research and development tax credits, to offset its post-change income or tax liability may be limited. In general, an “ownership change” will occur if there is a cumulative change in ownership by “5-percent shareholders” that exceeds 50 percentage points over a rolling three-year period. The Company has not yet undertaken an analysis of whether the past equity financing transactions constitute an “ownership change” for purposes of Internal Revenue Code Section 382 and Section 383. The Company may experience ownership changes in the future from the sale of its equity or business combination transactions.

As of December 31, 2021, the Company had $12,063, $2,685, $16,793 and $188 of Luxembourg, Singapore, Canada and United Kingdom foreign net operating losses available to reduce future taxable income, which will begin to expire in 2035 for Luxembourg and in 2029 for Canada, while Singapore and United Kingdom have indefinite carry forward period. As of December 31, 2020, the Company had $6,227, $2,336, $16,398 and $192 of Luxembourg, Singapore, Canada and United Kingdom foreign net operating losses available to reduce future taxable income.

Unrecognized Tax Benefits

The Company does not have any significant uncertain tax positions.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties, if any, in general and administrative expense on the accompanying Consolidated Statements of Operations.

The Company is subject to taxation in the United States, Canada, Luxembourg, Singapore and the United Kingdom. The Company has not been audited by the Internal Revenue Service or any state or foreign tax authority. The Company is subject to audit by the Internal Revenue Service for income tax returns filed since inception due to net operating loss carryforwards. The Company is subject to audit in Singapore and the United Kingdom from tax years 2017 and 2018, respectively, and in Luxembourg from tax year 2019.
15.
Net Loss per Share

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders:

	Year Ended December 31,
	2021	2020
Numerator:
Net loss	$(19,312)	$(32,504)
Denominator:
Weighted-average shares used in computing basic and diluted net loss per share	62,137,434	17,610,405
Basic and diluted net loss per share	$(0.31)	$(1.85)

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

The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share for the years ended December 31, 2021 and 2020 because including them would have had an anti-dilutive effect:

	Year Ended December 31,
	2021	2020
Stock options to purchase common stock	21,263,847	19,676,350
Public and private warrants	18,099,992	—
RSU Shares	783,902	—
Convertible preferred stock (if-converted)	—	42,726,773
Warrants for the purchase of Series C convertible preferred stock (if-converted)	—	146,919
Warrants for the purchase of common stock	—	2,328,009
Convertible notes (if-converted)	—	34,219,450
	40,147,741	99,097,501

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Our principal executive officer and principal financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule(s) 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2021. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of December 31, 2021 because of the material weaknesses in internal control over financial reporting described below.

In designing and evaluating disclosure controls and procedures, our management recognizes that any system of controls, however well designed and operated, can provide only reasonable assurance, and not absolute assurance, that the desired control objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals in all future circumstances. Accordingly, our disclosure controls and procedures must be designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met.

Management's Report on Internal Control over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting, or an attestation report of our independent registered public accounting firm, as allowed by the SEC for reverse acquisitions between an issuer and a private operating company when it is not possible to conduct an assessment of the private operating company’s internal control over financial reporting in the period between the consummation date of the reverse acquisition and the date of management’s assessment of internal control over financial reporting (pursuant to Section 215.02 of the SEC Division of Corporation Finance’s Regulation S-K Compliance & Disclosure Interpretations).

As discussed elsewhere in this Annual Report on Form 10-K, we completed the Merger on August 16, 2021. Prior to the Merger, we were a special purpose acquisition company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more operating businesses. As a result, previously existing internal controls are no longer applicable or comprehensive enough as of the assessment date as our operations prior to the Merger were insignificant compared to those of the consolidated entity post-Merger. The design of internal control over financial reporting for Spire Global, Inc. post-Merger has required and will continue to require significant time and resources from management and other personnel. As a result, management was unable, without incurring unreasonable effort or expense to conduct an assessment of our internal control over financial reporting as of December 31, 2021.

Material Weaknesses in Internal Control over Financial Reporting

We have identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses are as follows:

We did not design and maintain an effective control environment commensurate with the financial reporting requirements of a public company. Specifically, we lacked a sufficient number of professionals with an appropriate level of internal controls and accounting knowledge, training, and experience to appropriately analyze, record and disclose accounting matters timely and accurately. Additionally, the lack of a sufficient number of professionals resulted in an inability to consistently establish appropriate authorities and responsibilities in pursuit of our financial reporting objectives, as demonstrated by, amongst other things, insufficient segregation of duties in our finance and accounting functions. This material weakness contributed to following additional material weaknesses.

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

(iii) We did not design and maintain effective controls related to the identification of and accounting for certain non-routine, unusual or complex transactions, including the proper application of GAAP of such transactions. Specifically, we did not design and maintain controls to timely identify and account for warrant instruments, and to account for business combinations, including the associated valuation estimates and the completeness and accuracy of the opening balance sheet. The material weakness related to warrant instruments resulted in the restatement of the previously issued financial statements of NavSight related to adjustments to warrant liabilities and equity. The material weakness related to business combinations did not result in a misstatement to our consolidated financial statements. Additionally, these material weaknesses could result in a misstatement of substantially all of our accounts or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

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

Remediation Efforts on Material Weaknesses in Internal Control over Financial Reporting

In response to the material weaknesses identified, we have implemented changes to our internal control over financial reporting throughout 2021, and will begin or continue performing the following remedial actions in 2022:

Control Environment and Hiring Key Personnel

Our remediation actions related to improving our control environment and hiring key personnel include the following:

•
In Q4 2021, the Company has hired additional accounting and IT personnel, to bolster its reporting, technical accounting, and IT capabilities to a level commensurate with the internal control requirements of a public company. Additionally, the Company has realigned and doubled its accounting group and established a managerial position to manage financial systems.

•
The Company continues to monitor personnel requirements and increase headcount and roles where needed to address corporate control structure, in addition to providing necessary ongoing training to its finance and accounting personnel.

Risk Assessment

Our remediation actions related to improving the controls related to our risk assessment process include the following:

•
The Company engaged a third party to assist in designing and implementing a risk assessment process to identify and evaluate changes in the Company’s business and the impact on its internal controls.

•
The Company conducted a financial risk assessment to identify key business processes and establish internal materiality thresholds. The Company performed walkthroughs of all key processes, identified key controls, and developed narratives describing risk points, processes, and corresponding controls. A Risk and Control Matrix (RCM) has been created that will serve as the basis for the 2022 testing program.

•
The Company engaged a third party to complete an initial Enterprise Risk Assessment. The Company identified key risks for technology-based organizations and interviewed management team members and the Chair of the Audit Committee. The Company reviewed responses received, compiled a list of identified risks, and developed heat maps to depict the likelihood, impact, and preparedness of the Company to respond to the identified risks. During 2022, actions plan will be developed to address the risks, a testing plan will be created and executed, and results will be reviewed with management.

Segregation of Duties

Our remediation actions related to improving the controls related to segregation of duties include the following:

•
The Company has designed and implemented controls to prevent or detect a material misstatement resulting from certain personnel with the ability to create and post journal entries within the Company’s general ledger system. Management reviews all journal entries initiated and approved to ensure appropriate segregation of duties. These controls will be performed until automated controls are designed and operating effectively to ensure appropriate segregation of duties.
•
The Company has designed and implemented controls to ensure appropriate segregation of duties related to account reconciliation preparation and review.

•
In Q4 2021, the Company engaged a third party to complete an initial Segregation of Duties Assessment. In 2022, the Company will complete a thorough segregation of duties analysis across all processes and locations, including establishing appropriate authorities and responsibilities.

Non-routine, unusual or complex transactions

Our remediation actions related to improving our controls related to accounting for non-routine, unusual, or complex transactions include the following:

•
The Company will design and implement controls to timely identify and account for non-routine, unusual or complex transactions, including controls over the preparation and review of accounting memoranda addressing these matters. The Company will incorporate testing of controls over non-routine, unusual or complex transactions into its overall testing program during 2022. Since the Merger occurred in August 2021, warrant instruments are accounted for in accordance with the Company’s accounting policy which ensures proper application of GAAP for such transactions.

IT General Controls

Our remediation actions related to improving our IT general controls include the following:

•
Management designed and maintained testing and approval controls for program development to ensure that the software is aligned with business and IT requirements, which operated for a newly implemented application in 2021. This includes final approval and testing of the software prior to migration to production.

•
The Company will design and implement IT general controls, including controls over the review and update of user access rights and privileges and change management. As of March 2022, the Company has mapped a revised series of IT-related control activities for our Enterprise Resource Planning (ERP) system, with the goal to execute ITGCs over our ERP system, and then design and implement similar controls for the remaining of our financially relevant applications.

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

Inherent Limitations on Effectiveness of Controls

Our management, including our principal executive officer and principal financial officer, do not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Due to inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Control over Financial Reporting

We are taking actions to remediate the material weakness in our internal control over financial reporting. As described above, there were changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item, including information about our Directors, Executive Officers and Audit Committee and Code of Business Conduct and Ethics, is incorporated by reference to the definitive Proxy Statement for our 2022 Annual Meeting of Stockholders, which will be filed with the SEC, no later than 120 days after December 31, 2021.

Item 11. Executive Compensation

The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2022 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2021.

Item 12. Security Ownership of Certain Beneficial Owners and Management, and Related Stockholder Matters

The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2022 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2021.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2022 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2021.

Item 14. Principal Accounting Fees and Services

The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2022 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2021.

PART IV

Item 15. Exhibits, Financial Statement Schedules

The following documents are filed as part of this Annual Report on Form 10-K:

(1) Consolidated Financial Statements: Our consolidated financial statements are listed in the “Index to consolidated financial statements” under Part II, Item 8 of this Annual Report on Form 10-K.

(2) Financial Statement Schedules: All financial statement schedules are omitted because the information called for is not required or is shown in the consolidated financial statements or in the notes thereto.

(3) Exhibits: The documents listed below are incorporated by reference or are filed with this Annual Report on Form 10-K, in each case as indicated below.

Exhibit Index

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
2.1

Business Combination Agreement, dated as of February 28, 2021, by and among the registrant, NavSight Merger Sub Inc., Spire Global Subsidiary, Inc., Peter Platzer, Theresa Condor, Joel Spark, and Jeroen Cappaert.

		S-4/A	333-256112	Annex A	July 16, 2021
2.2	Arrangement Agreement and Plan of Arrangement, dated as of September 13, 2021, by and among the registrant, exactEarth Ltd. and Spire Global Canada Acquisition Corp., as amended October 15, 2021.	10-Q	001-39493	2.1	November 10, 2021
3.1	Certificate of Incorporation of Spire Global, Inc.	S-1	333-259733	3.1	September 23, 2021
3.2	Bylaws of Spire Global, Inc.	S-1	333-259733	3.2	September 23, 2021
4.1	Specimen Class A Common Stock Share Certificate of the registrant.	8-K	001-39493	4.1	August 20, 2021
4.2	Warrant Agreement, dated as of September 9, 2020, by and between American Stock Transfer & Trust Company, LLC and the registrant.	S-1/A	333-240100	4.4	August 5, 2020
4.3	Description of Securities.
10.1+	Spire Global, Inc. 2021 Equity Incentive Plan and forms of agreement thereunder.	S-1	333-259733	10.3	September 23, 2021
10.2+	Spire Global, Inc. 2021 Employee Stock Purchase Plan.	S-1	333-259733	10.4	September 23, 2021
10.3	Loan and Security Agreement by and among Spire, certain lenders party thereto, FP Credit Partners, L. P., as agent for the lenders, and certain of Spire’s subsidiaries as guarantors, dated as of April 15, 2021, with Amendment No. 1 dated as of May 17, 2021 and Amendment No. 2 dated as of August 5, 2021.	S-1	333-259733	10.17	September 23, 2021
10.4+	Outside Director Compensation Policy of Spire Global, Inc., as amended November 9, 2021, and election forms thereunder.	10-Q	001-39493	10.6	November 10, 2021
10.5

Investor Rights Agreement, dated as of February 28, 2021, by and among the registrant, Six4 Holdings, LLC, Gilman Louie, Henry Crumpton, Jack Pearlstein, Robert Coleman, William Crowell, Peter Platzer, Theresa Condor, William Porteous and Stephen Messer.

		S-4/A	333-256112	Annex I	July 16, 2021
10.6+	Long Term Employment Contract, dated as of January 1, 2022, by and between Spire Global Luxembourg Sàrl and Peter Platzer.
10.7+	Expatriation Letter, dated as of December 12, 2017, by and between Spire Global, Inc. and Peter Platzer.	S-4/A	333-256112	10.10	July 16, 2021
10.8+	Tax Equalization Policy, dated as of December 12, 2017, by and between Spire Global, Inc. and Peter Platzer.	S-4/A	333-256112	10.11	July 16, 2021
10.9+	Form of Offer Letter by and between Spire Global, Inc. and each of Thomas Krywe and Ananda Martin.	S-4/A	333-256112	10.12	July 16, 2021
10.10+	Offer Letter, dated as of July 19, 2017, by and between Spire Global, Inc. and Keith Johnson.	S-4/A	333-256112	10.13	July 16, 2021
10.11+	Long Term Employment Contract, dated as of January 1, 2018, by and between Spire Global Luxembourg Sàrl and Theresa Condor.	S-4/A	333-256112	10.15	July 16, 2021
10.12+	Form of Spire Global, Inc. 2021 Commission Plan.	S-4/A	333-256112	10.16	July 16, 2021
10.13+	Form of Spire Global, Inc. 2021 Salary Adjustment and Annual Performance Bonus.	S-4/A	333-256112	10.17	July 16, 2021
10.14+	Form of Change in Control and Severance Agreement of Spire Global, Inc.	S-4/A	333-256112	10.18	July 16, 2021
10.15	Contribution Agreement by and between Her Majesty the Queen in Right of Canada and exactEarth Ltd. dated as of October 18, 2018, with Amendment No. 1 dated as of November 22, 2021.
21.1	Subsidiaries of Registrant.
23.1	Consent of PricewaterhouseCoopers LLP.
24.1	Power of Attorney (included on signature page).
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101

The following financial statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Redeemable Noncontrolling Interest and Stockholders’ Deficit, (v) Consolidated Statements of Cash Flows, and (vi) Notes to consolidated financial statements.

104	Cover Page Interactive Data File (contained in Exhibit 101)

+ Indicates management contract or compensatory plan.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Spire Global, Inc.

Date: March 30, 2022	By:	/s/ Peter Platzer
Peter Platzer
Chief Executive Officer and Director

POWER OF ATTORNEY AND SIGNATURES

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Thomas Krywe and Ananda Martin, and each of them, as his or her true and lawful attorney-in-fact and agent with full power of substitution and resubstitution, for such individual in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully for all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or the individual’s substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Peter Platzer	Chief Executive Officer and Director (Principal Executive Officer)	March 30, 2022
Peter Platzer

/s/ Thomas Krywe	Chief Financial Officer (Principal Financial and Accounting Officer)	March 30, 2022
Thomas Krywe

/s/ Theresa Condor	Chief Operating Officer and Director	March 30, 2022
Theresa Condor

/s/ Dirk Hoke	Director	March 30, 2022
Dirk Hoke

/s/ Stephen Messer	Director	March 30, 2022
Stephen Messer

/s/ Jack Pearlstein	Director	March 30, 2022
Jack Pearlstein

/s/ William Porteous	Director	March 30, 2022
William Porteous