Form 10-Q
period 2022-03-31
Spire Global, Inc.
filed 2022-05-11
CIK 1816017

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)the

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

The registrant had outstanding 139,593,932 shares of Class A common stock, 12,058,614 shares of Class B common stock, and 18,099,982 warrants as of April 30, 2022.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “would,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

•
our ability to successfully identify, acquire and integrate businesses, such as our completed acquisition (the “Acquisition”) of exactEarth Ltd. (TSX: XCT) (“exactEarth”), the combined future performance of such acquisitions or our ability to pursue strategic transactions;
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

PART I—FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

Spire Global, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	March 31,	December 31,
	2022	2021
Assets
Current assets
Cash and cash equivalents	$91,592	$109,256
Accounts receivable, net (including allowance of $301 and $339 as of March 31, 2022 and December 31, 2021, respectively)	7,821	10,163
Contract assets	3,630	2,084
Other current assets	8,451	10,071
Total current assets	111,494	131,574
Property and equipment, net	52,071	48,704
Operating lease assets	11,003	—
Goodwill	54,245	53,627
Customer relationships	24,091	24,388
Other intangible assets	18,707	19,765
Other long-term assets, including restricted cash	11,767	12,136
Total assets	$283,378	$290,194
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$7,220	$5,824
Accrued wages and benefits	4,597	5,646
Contract liabilities, current portion	6,483	8,627
Other accrued expenses	7,742	4,823
Total current liabilities	26,042	24,920
Long-term debt	52,682	51,124
Contingent earnout liability	10,852	11,369
Deferred income tax liabilities	813	835
Warrant liability	5,647	11,482
Operating lease liabilities, net of current portion	10,089	—
Other long-term liabilities	1,761	1,600
Total liabilities	107,886	101,330
Commitments and contingencies (Note 9)
Stockholders’ equity
Common stock, $0.0001 par value, 1,000,000,000 Class A and 15,000,000 Class B shares authorized, 139,592,078 Class A and 12,058,614 Class B shares issued and outstanding at March 31, 2022; 139,096,000 Class A and 12,058,614 Class B shares issued and outstanding at December 31, 2021	15	15
Additional paid-in capital	421,502	418,575
Accumulated other comprehensive income	2,591	732
Accumulated deficit	(248,616)	(230,458)
Total stockholders’ equity	175,492	188,864
Total liabilities and stockholders’ equity	$283,378	$290,194

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Spire Global, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Revenue	$18,070	$9,716
Cost of revenue	9,846	3,328
Gross profit	8,224	6,388
Operating expenses
Research and development	8,657	6,900
Sales and marketing	6,905	3,941
General and administrative	12,684	8,394
Total operating expenses	28,246	19,235
Loss from operations	(20,022)	(12,847)
Other income (expense)
Interest income	14	1
Interest expense	(3,043)	(2,550)
Change in fair value of contingent earnout liability	517	—
Change in fair value of warrant liabilities	5,835	(5,991)
Other (expense) income, net	(1,169)	2,076
Total other income (expense), net	2,154	(6,464)
Loss before income taxes	(17,868)	(19,311)
Income tax provision	290	387
Net loss	$(18,158)	$(19,698)
Basic and diluted net loss per share	$(0.13)	$(1.11)
Weighted-average shares used in computing basic and diluted net loss per share	139,274,538	17,750,210

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Spire Global, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Net loss	$(18,158)	$(19,698)
Other comprehensive loss:
Foreign currency translation adjustments	1,859	32
Comprehensive loss	$(16,299)	$(19,666)

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Spire Global, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

(In thousands, except share amounts)

(Unaudited)

							Common Stock		Additional Paid	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
							Shares	Amount	Capital	Income	Deficit	Equity
Balance, December 31, 2021							151,154,614	$15	$418,575	$732	$(230,458)	$188,864
Exercise of stock options							492,064	—	638	—	—	638
Vesting of restricted stock units							4,014	—	—	—	—	—
Stock compensation expense							—	—	2,289	—	—	2,289
Net loss							—	—	—	—	(18,158)	(18,158)
Foreign currency translation adjustments							—	—	—	1,859	—	1,859
Balance, March 31, 2022							151,650,692	$15	$421,502	$2,591	$(248,616)	$175,492

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Common Stock		Additional Paid	Accumulated Other Comprehensive Income	Accumulated	Total Stockholders'
	Shares(1)	Amount	Shares(1)	Amount	Shares(1)	Amount	Shares(1)	Amount	Capital	(Loss)	Deficit	(Deficit)
Balance, December 31, 2020	21,615,723	$52,809	8,306,818	$35,228	12,804,176	$65,222	17,664,015	$2	$10,131	$(982)	$(211,146)	$(48,736)
Exercise of stock options	—	—	—	—	—	—	251,500	—	295	—	—	295
Stock compensation expense	—	—	—	—	—	—	—	—	2,507	—	—	2,507
Net loss	—	—	—	—	—	—	—	—	—	—	(19,698)	(19,698)
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	32	—	32
Balance, March 31, 2021	21,615,723	$52,809	8,306,818	$35,228	12,804,176	$65,222	17,915,515	$2	$12,933	$(950)	$(230,844)	$(65,600)

(1)
The shares of the Company’s common and convertible preferred stock, prior to the Merger (as defined in Note 1) have been retroactively restated to reflect the exchange ratio of approximately 1.7058 established in the Merger.

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Spire Global, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities
Net loss	$(18,158)	$(19,698)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,834	1,711
Stock-based compensation	2,289	2,507
Amortization of operating lease assets	573	—
Accretion on carrying value of convertible notes	—	1,407
Amortization of debt issuance costs	1,413	616
Change in fair value of warrant liability	(5,835)	5,991
Change in fair value of contingent earnout liability	(517)	—
Loss on extinguishment of debt	—	(1,699)
Changes in operating assets and liabilities:
Accounts receivable, net	2,215	(3,799)
Contract assets	(1,531)	38
Other current assets	1,409	40
Other long-term assets	469	—
Accounts payable	(828)	1,080
Accrued wages and benefits	(1,051)	(420)
Contract liabilities	(962)	(244)
Other accrued expenses	1,077	1,655
Operating lease liabilities	(342)	—
Other long-term liabilities	(46)	(6)
Net cash used in operating activities	(14,991)	(10,821)
Cash flows from investing activities
Purchase of property and equipment	(4,243)	(1,378)
Investment in intangible assets	(19)	—
Net cash used in investing activities	(4,262)	(1,378)
Cash flows from financing activities
Proceeds from long-term debt	95	—
Proceeds from issuance of convertible notes payable	—	20,000
Payments of debt issuance costs	—	(62)
Proceeds from exercise of stock options	638	295
Net cash provided by financing activities	733	20,233
Effect of foreign currency translation on cash, cash equivalent and restricted cash	850	(590)
Net (decrease) increase in cash, cash equivalents and restricted cash	(17,670)	7,444
Cash, cash equivalents and restricted cash
Beginning of year	109,645	15,986
End of year	$91,975	$23,430
Supplemental disclosure of cash flow information
Cash paid for interest	$1,627	$383
Noncash Investing and financing activities
Capitalized merger costs not yet paid	$—	$1,774
Property and equipment purchased but not yet paid	$2,250	$11
Issuance of stock warrants with long-term debt	$—	$308

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

The Company is comprised of Spire Global, Inc. (United States or U.S.) and its wholly owned subsidiaries Spire Global UK Limited (United Kingdom or U.K.), Spire Global Luxembourg S.a.r.l. (Luxembourg), Spire Global Singapore Pte. Ltd. (Singapore) and Spire Global Canada Acquisition Corp. (Canada). Spire Global Canada Acquisition Corp. is the sole owner of exactEarth Ltd. (Canada) ("exactEarth"), which in turn is the sole owner of exactEarth Europe Ltd. (England and Wales). The Company currently operates offices in seven locations: San Francisco, Boulder, Washington D.C. (U.S.), Glasgow (U.K.), Luxembourg, Cambridge, Ontario, and Singapore.

On August 16, 2021 (the “Closing Date”), Spire Global Subsidiary, Inc. (formerly known as Spire Global, Inc.) (“Legacy Spire”) closed its previously announced merger with NavSight Holdings, Inc. (“NavSight”), a special purpose acquisition company, pursuant to the terms of the Business Combination Agreement, dated as of February 28, 2021, by and among Spire, NavSight, NavSight Merger Sub, Inc., a wholly owned subsidiary of NavSight (“NavSight Merger Sub”), and Peter Platzer, Theresa Condor, Jeroen Cappaert, and Joel Spark (collectively, the “Legacy Spire Founders,” and such agreement, the “Merger Agreement”). As a result, NavSight Merger Sub merged with and into Legacy Spire, the separate corporate existence of NavSight Merger Sub ceased, and Legacy Spire continued as the surviving corporation and a wholly owned subsidiary of NavSight (the “Merger,” and such consummation, the “Closing”). NavSight then changed its name to Spire Global, Inc. (together with its consolidated subsidiary, “New Spire” or “Spire”) and Legacy Spire changed its name to Spire Global Subsidiary, Inc.

In November 2021, the Company acquired exactEarth, a leading provider of global maritime vessel data for ship tracking and maritime situational awareness solutions in Canada for a combination of cash and Spire stock ("Acquisition"). The Acquisition was accounted for as a business combination.

2.
Summary of Significant Accounting Policies

Basis of Presentation

The Condensed Consolidated Financial Statements and accompanying notes are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and regulations of the U.S. Securities and Exchange Commission for interim financial reporting. The Condensed Consolidated Financial Statements for the three months ended March 31, 2022 include the accounts of Spire Global, Inc.(i.e., former NavSight) and its wholly-owned subsidiary, Legacy Spire, following the Merger. The Merger is accounted for as a reverse recapitalization under GAAP. Under this method of accounting, NavSight is treated as the “acquired” company for financial reporting purposes. Accordingly, for accounting purposes, the financial statements of Spire represent a continuation of the financial statements of Legacy Spire with the Merger being treated as the equivalent of Legacy Spire issuing stock for the net assets of NavSight, accompanied by a recapitalization. For periods prior to the Merger, the reported share and per share amounts have been retroactively converted by applying the Exchange Ratio of approximately 1.7058 with the exception of authorized shares. Issued and outstanding shares and warrants as disclosed herein have been adjusted reflecting the Exchange Ratio. Certain information and footnote disclosures normally included in Consolidated Financial Statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements included within the Company's Annual Report on Form 10-K for the year ended December 31, 2021.

The information as of December 31, 2021 included on the Condensed Consolidated Balance Sheets was derived from the Company’s audited Consolidated Financial Statements. The unaudited Condensed Consolidated Financial Statements were prepared on the same basis as the audited Consolidated Financial Statements and, in the opinion of management, contain all adjustments, consisting of normal recurring adjustments necessary for a fair statement of its financial position, results of operations and cash flows for the periods indicated. All intercompany accounts and transactions have been eliminated in consolidation.

Results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2022.

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

The Company has a history of operating losses and negative cash flows from operations since inception. During the three months ended March 31, 2022, net loss was $18,158 and cash used in operations was $14,991. In August 2021, the Company received net proceeds of approximately $236,632 from Private Investment in Public Equity (“PIPE”) investors (the “PIPE Investors”) and the Merger. The Company held cash and cash equivalents of $91,592, excluding restricted cash, as of March 31, 2022. The Company believes that it will have sufficient working capital to operate for a period of one year from the issuance of the March 31, 2022 Condensed Consolidated Financial Statements based on the Company's current cash and cash equivalents balance, which includes the borrowings under the FP Term Loan Agreement (as defined Note 6) and the funds raised associated with the closing of the Merger.

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

COVID-19 Impact

In March 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic, which continues to spread throughout the United States and the world and has resulted in authorities implementing numerous measures to contain the virus, including travel bans and restrictions, quarantines, shelter-in-place orders, and business limitations and shutdowns. While the Company is unable to accurately predict the full impact that the COVID-19 pandemic will have on its results of operations, financial condition, liquidity and cash flows due to numerous uncertainties, including the duration and severity of the pandemic or any resurgences of the pandemic locally or globally, the Company’s compliance with these measures has impacted its day-to-day operations and could continue to disrupt its business and operations, as well as that of certain of the Company’s customers whose industries are more severely impacted by these measures, for an indefinite period of time. During the three months ended March 31, 2022, the Company has experienced adverse changes in customer buying behavior that began in March 2020 as a result of the impact of the COVID-19 pandemic, including decreased customer engagement, delayed sales cycles, and deterioration in near-term demand. Despite these headwinds, the Company experienced an increase in Legacy Spire's revenue for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021. As a result of the impact of the COVID-19 pandemic, the Company experienced delays and re-work due to third-party satellite launch providers schedule shifts, delays and increased expenses in its hiring process, some attrition from adjusting company policies due to the COVID-19 pandemic and additional time and expenses supporting customer contracts.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the dates of the Condensed Consolidated Financial Statements, and the reported amounts of revenues and expenses during the reporting period. Management’s significant estimates include assumptions in revenue recognition, allowance for credit losses, valuation of certain assets and liabilities acquired from the business combination, realizability of deferred income tax assets, and fair value of equity awards, contingent earnout liabilities and warrant liabilities. Actual results could differ from those estimates. Management assessed the impact of COVID-19 on the estimates and assumptions and determined there was no material impact.

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Restricted cash included in Other long-term assets, including restricted cash on the Condensed Consolidated Balance Sheets, represents amounts pledged as guarantees or collateral for financing arrangements and lease agreements, as contractually required.

Spire Global, Inc.

Notes to Condensed Consolidated Financial Statements

(In thousands, except shares and per share data, unless otherwise noted)

(Unaudited)

The following table shows components of cash, cash equivalents, and restricted cash reported on the Condensed Consolidated Balance Sheets and in the Condensed Consolidated Statements of Cash Flows as of and for the three months then ended:

	March 31,	December 31,
	2022	2021
Cash and cash equivalents	$91,592	$109,256
Restricted cash included in Other long-term assets	383	389
	$91,975	$109,645

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

The Company has a concentration of contractual revenue arrangements with various government agencies. The Company had the following customers whose revenue and accounts receivable balances individually represented 10% or more of the Company’s total revenue and/or accounts receivable:

	Three Months Ended March 31,		March 31,	December 31,
	2022	2021	2022	2021
	Revenue	Revenue	Accounts Receivable	Accounts Receivable
Customer A	13%	18%	21%	29%
Customer B	17%	22%	*	*
Customer C	*	23%	*	12%

* Revenue and/or accounts receivable from these customers were less than 10% of total revenue and/or accounts receivable during the period.

Related Parties

In November 2021, in conjunction with the Acquisition, Myriota Pty Ltd ("Myriota"), a Spire customer, became a related party, as exactEarth has 14% ownership of Myriota. As of March 31, 2022, $4,336 of investment in Myriota is included in Other long-term assets, including restricted cash on the Condensed Consolidated Balance Sheets. The Company accounts for this investment using the equity method of accounting. The Company's share of earnings or losses on the investment is recorded on a month lag, due to the timing of receiving the financials from Myriota, as a component of Other (expense) income, net in the Condensed Consolidated Statements of Operations. The Company generated $527 in revenue for the three months ended March 31, 2022 and had $170 accounts receivable as of March 31, 2022 from Myriota.

The Company borrowed gross proceeds of $1,232 of Convertible notes payable in February 2021 from certain stockholders. Interest expense recognized on related party Convertible notes payable is $0 and $154 for the three months ended March 31, 2022 and 2021, respectively. Immediately prior to the effective time of the Merger, the Convertible notes were automatically converted into shares of common stock of Legacy Spire (“Legacy Spire Common Stock”).

Accounting Pronouncements Recently Adopted

In February 2016, the FASB issued ASU No. 2016-02, Leases ("ASC 842"), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). Since this standard was originally issued, there have been improvements and clarification released by the FASB. Under the new guidance, at the commencement date, lessees are required to recognize a lease liability with a corresponding right-of-use (ROU) asset.

On January 1, 2022, the Company adopted ASC 842 using the modified retrospective approach with the effective date as of the date of initial application. Consequently, results for the three months ended March 31, 2022 are presented under Topic 842. Prior period amounts were not adjusted and continue to be reported in accordance with previous lease guidance under ASC Topic 840, Leases.

Spire Global, Inc.

Notes to Condensed Consolidated Financial Statements

(In thousands, except shares and per share data, unless otherwise noted)

(Unaudited)

The Company elected the following practical expedients as permitted per the guidance:

•
The "package of practical expedients" which permits us not to reassess under the new standard our prior conclusions about lease identification, lease classification and initial direct costs. The Company has elected this package of practical expedients in its entirety.
•
The short-term lease recognition exemption for all leases that qualify. This means, for those leases that qualify, the Company will not recognize ROU assets or lease liabilities for existing short-term leases of assets in transition.
•
The practical expedient to not separate lease and non-lease components for all of our leases.

Adoption of ASC 842 resulted in the recording of $11,775 as ROU assets and $12,611 as lease liabilities, as of January 1, 2022. The difference between the ROU assets and lease liabilities is driven primarily by lease incentives and deferred rent balances that were reclassified from liabilities, presented in other accrued expenses for the current portion and other long-term liabilities for the long-term portion, to the ROU asset balance, presented in operating lease assets. The standard did not materially impact retained earnings, consolidated net income, and statements of cash flows.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, by removing certain exceptions to the general principles which is intended to improve consistent application. A franchise tax that is partially based on income will be recognized as an income-based tax and any incremental amount will be recognized as non-income-based tax. This standard is effective for fiscal years beginning after December 15, 2021 (January 1, 2022 for the Company), with early adoption permitted. The adoption of ASU 2019-12 as of January 1, 2022 did not materially impact the Company's Condensed Consolidated Financial Statements.

Accounting Pronouncements Not Yet Adopted

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805), Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, to improve the accounting for acquired revenue contracts with customers in a business combination by addressing diversity in practice and inconsistency related to recognition of an acquired contract liability and payment terms and their effect on subsequent revenue recognized by the acquirer. The guidance is effective for annual reporting periods beginning after December 15, 2022, including interim periods within that reporting period and should be applied prospectively to business combinations occurring on or after the effective date of the amendments. The Company did not early adopt for the recent Acquisition.

In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832), guidance on modifying the disclosure requirements to increase the transparency of government assistance including disclosure of the types of assistance, an entity's accounting for the assistance and the effect of the assistance on an entity's financial statements. The amendments in this update are effective for financial statements issued for annual periods beginning after December 15, 2021 and should be applied either prospectively or retrospectively. The Company is currently evaluating the impact of adopting ASU 2021-10 within its Annual Report on Form 10-K for the fiscal year 2022 and does not expect this accounting standard update to have a material impact on its Consolidated Financial Statements.

3.
Revenue, Contract Assets, Contract Liabilities and Remaining Performance Obligations

Disaggregation of Revenue

Revenue from subscription-based contracts was $12,120 and represented 67% of total revenue for the three months ended March 31, 2022 and was $3,980, representing 41% of total revenue for the three months ended March 31, 2021. Revenue from non-subscription-based contracts was $5,950 and represented 33% of total revenue for the three months ended March 31, 2022 and was $5,744, representing 59% of total revenue for the three months ended March 31, 2021.

The following revenue disaggregated by geography was recognized:

	Three Months Ended March 31, 2022		Three Months Ended March 31, 2021
EMEA(1)	$7,935	44%	$3,839	39%
Americas (2)	7,614	42%	3,277	34%
Asia Pacific (3)	2,521	14%	2,600	27%
Total	$18,070	100%	$9,716	100%
(1)
The Netherlands represented 19% for the three months ended 2021. The United Kingdom represented 16% and 11% for the three months ended March 31, 2022 and 2021, respectively.
(2)
U.S. represented 33% for the three months ended March 31, 2022, and 34% for the three months ended March 31, 2021.
(3)
Australia represented 23% for the three months ended March 31, 2021.

Spire Global, Inc.

Notes to Condensed Consolidated Financial Statements

(In thousands, except shares and per share data, unless otherwise noted)

(Unaudited)

Contract Assets

As of March 31, 2022, and December 31, 2021, Contract assets were $3,630 and $2,084, respectively, on the Condensed Consolidated Balance Sheets.

Changes in Contract assets for the three months ended March 31, 2022 and 2021 were as follows:

	Three Months Ended March 31,
	2022	2021
Balance as of December 31, 2021	$2,084	$889
Contract assets recorded during the period	3,122	—
Reclassified to Accounts receivable	(1,557)	—
Other	(19)	(9)
Balance as of March 31, 2022	$3,630	$880

Contract Liabilities

As of March 31, 2022, Contract liabilities were $8,236 of which $6,483 is reported in current portion of Contract liabilities and $1,753 is reported in non-current portion in Other long-term liabilities on the Company’s Condensed Consolidated Balance Sheets. As of December 31, 2021, Contract liabilities were $9,255 of which $8,627 is reported in current portion of Contract liabilities and $628 is reported in non-current portion in Other long-term liabilities on the Company’s Condensed Consolidated Balance Sheets.

Changes in Contract liabilities for the three months ended March 31, 2022 and 2021 were as follows:

	Three Months Ended March 31,
	2022	2021
Balance as of December 31, 2021	$9,255	$8,110
Contract liabilities recorded during the period	3,563	3,269
Revenue recognized during the period	(4,514)	(3,531)
Other	(68)	(111)
Balance as of March 31, 2022	$8,236	$7,737

Remaining Performance Obligations

The Company has performance obligations associated with commitments in customer contracts for future services that have not yet been recognized as revenue. These commitments for future services exclude (i) contracts with an original term of one year or less, and (ii) cancellable contracts. As of March 31, 2022, the amount not yet recognized as revenue from these commitments is $90,372. The Company expects to recognize 55% of these future commitments over the next 12 months and the remaining 45% thereafter as revenue when the performance obligations are met.

4.
Balance Sheet Components

Other current assets consisted of the following:

	March 31,	December 31,
	2022	2021
Technology and other prepaid contracts	$2,563	$744
Prepaid insurance	3,018	4,430
Deferred contract costs	741	885
Other receivables	1,281	1,396
Other current assets	848	2,616
	$8,451	$10,071

Spire Global, Inc.

Notes to Condensed Consolidated Financial Statements

(In thousands, except shares and per share data, unless otherwise noted)

(Unaudited)

Property and equipment, net consisted of the following:

	March 31,	December 31,
	2022	2021
Satellites in-service	$54,767	$51,368
Internally developed software	2,149	2,160
Ground stations in-service	2,200	2,200
Leasehold improvements	4,998	1,754
Machinery and equipment	2,981	2,761
Computer equipment	2,234	2,168
Computer software and website development	472	472
Furniture and fixtures	1,159	1,167
	70,960	64,050
Less: Accumulated depreciation and amortization	(31,988)	(30,120)
	38,972	33,930
Satellite, launch and ground station work in progress	12,087	11,478
Finished satellites not in-service	1,012	3,296
Property and equipment, net	$52,071	$48,704

Other accrued expenses consisted of the following:

	March 31,	December 31,
	2022	2021
Professional services	$2,428	$1,164
Operating lease liabilities, current	1,957	-
Third-party operating costs	702	514
Corporate and sales tax	416	195
Royalties	634	386
Accrued interest	276	276
Software	613	1,036
Satellite/launch/ground station material	—	312
Other	716	940
	$7,742	$4,823

Depreciation and amortization expense related to property and equipment for the three months ended March 31, 2022 was $4,834. Depreciation and amortization expense related to property and equipment for the three months ended March 31, 2021 was $1,711, including amortization of internal-use software of $34.

5.
Goodwill and Intangible Assets

The following table summarizes changes in goodwill balance:

Balance at December 31, 2021	$53,627
Impact of foreign currency translation	618
Balance at March 31, 2022	$54,245

Spire Global, Inc.

Notes to Condensed Consolidated Financial Statements

(In thousands, except shares and per share data, unless otherwise noted)

(Unaudited)

Intangible assets consisted of the following:

	March 31,	December 31,
	2022	2021
Customer relationships	$24,780	$24,559
Developed technology	14,105	13,957
Trade names	2,391	2,366
Backlog	3,294	3,268
Patents	491	491
FCC licenses	480	480
	45,541	45,121
Less: Accumulated amortization	(2,743)	(968)
	$42,798	$44,153

As of March 31, 2022, the weighted-average amortization period for Customer relationships and Developed technology was 11.7 years, Trade names was 4.7 years, Backlog was 0.7 years and Patents and FCC licenses was 7.4 years. Amortization expense related to intangible assets for the three months ended March 31, 2022 and 2021 was $1,748 and $25, respectively.

No impairment charges were recognized for the three months ended March 31, 2022 and 2021. The patents asset balance as of March 31, 2022 and December 31, 2021 includes $196 for both periods of capitalized patent costs, that will begin amortization upon the issuance of an official patent right to the Company.

As of March 31, 2022, the expected future amortization expense of intangible assets is as follows:

Years ending December 31,
Remainder of 2022	$5,046
2023	3,772
2024	3,764
2025	3,764
2026	3,711
2027 and thereafter	22,545
42,602
Capitalized patent costs, unissued	196
$42,798

6.
Long-Term Debt

Long-term debt consisted of the following:

	March 31,	December 31,
	2022	2021
FP Term Loan	$71,512	$71,512
Other	4,607	4,464
Total long-term debt	76,119	75,976
Less: Debt issuance costs	(23,437)	(24,852)
Non-current portion of long-term debt	$52,682	$51,124

The Company recorded interest expense from long-term debt of $1,627 for the three months ended March 31, 2022, and $504 for the three months ended March 31, 2021.

FP Term Loan Facility

On April 15, 2021, the Company entered into a credit agreement with FP Credit Partners, L.P., as agent for several lenders (as amended on May 17, 2021), for a $70,000 term loan facility (the “FP Term Loan”). The FP Term Loan includes covenants that limit the Company’s ability to, among other things, make investments, dispose of assets, consummate mergers and acquisitions, incur additional indebtedness, grant liens, enter into transactions with affiliates, pay dividends or other distributions without preapproval by the FP Lenders. The Company was required to maintain minimum unrestricted cash of at least $15,000 as of each fiscal quarter end, except for the quarter immediately following the first quarter where the Company reports positive earnings before interest, taxes, depreciation, and amortization (EBITDA), until the closing of a qualifying initial public offering (IPO), which includes the Merger.

Spire Global, Inc.

Notes to Condensed Consolidated Financial Statements

(In thousands, except shares and per share data, unless otherwise noted)

(Unaudited)

Government Loan

In November 2021, the Company completed the Acquisition and assumed an interest free loan agreement with the Strategic Innovation Fund ("SIF") which was recorded at an amount equal to the proceeds received. As of March 31, 2022 and December 31, 2021, $4,607 and $4,500, respectively, were included in Long-term debt, non-current on the Condensed Consolidated Balance Sheets. Under this agreement and subsequent amendment, the Company is eligible to receive funding for certain expenditures incurred from February 13, 2018 to May 12, 2023 to a maximum of $5,701. The loan is repayable in 15 annual payments beginning February 28, 2026.

7.
Leases

The Company adopted ASC 842 on January 1, 2022 and included below is the Company's accounting policy for lessee accounting.

The Company leases office facilities, ground station facilities, and office equipment. At the inception of a contract, the Company determines whether the contract is or contains a lease. Leases are classified as operating or finance leases at the commencement date of the lease. Operating leases with a term greater than one year are recognized on the Condensed Consolidated Balance Sheet as right-of-use (ROU) assets and lease liabilities, which are reported as separate line items. Lease liabilities are classified between current and long-term liabilities based on the portion of the total payments that are due in the next twelve months that are attributed to principal payments. The Company does not currently have any leases that are classified as finance leases. The Company has elected the short-term leases practical expedient which allows any leases with a term of 12 months or less to be considered short-term and thus will not have an ROU asset or lease liability recognized on the balance sheet in respect of such leases.

ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at lease commencement date. As these leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The incremental borrowing rate is the rate incurred to borrow on a collateralized basis over a similar term and amount equal to the lease payments in a similar economic environment. The operating lease ROU asset also includes any lease payments made in advance of lease expense and excludes lease incentives and initial direct costs incurred. Lease terms may include options to extend or terminate the leases, which the Company does not include in its minimum lease terms unless the options are reasonably certain to be exercised. The majority of office facilities leases have an initial non-cancelable term of one to ten years with several renewal options that can extend the lease term from three to ten years. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. ROU assets are subject to evaluation for impairment of disposal on a basis consistent with other long-lived assets. The amortization period for the ROU asset is from the lease commencement date to the earlier of the end of the lease term or the end of the useful life of the asset.

The Company has lease agreements with lease and non-lease components which the Company has elected to account for as a single lease component. The Company's lease agreements do not contain any material residual value guarantees.

Lease expenses as of the three months ended March 31, 2022 was $870. The variable lease expenses and short-term lease expenses were immaterial for the three months ended March 31, 2022.

The following table provides the required information regarding the Company's leases for which the Company is the lessee:

	As of March 31, 2022	As of January 1, 2022
Assets
ROU assets	$11,003	$11,775
Total ROU assets	$11,003	$11,775
Liabilities
Current	$1,957	$2,086
Non-current	10,089	10,525
Total lease liabilities	$12,046	$12,611
Weighted-average remaining lease term (years)	6.2	6.3
Weighted-average discount rate	9%	9%

Spire Global, Inc.

Notes to Condensed Consolidated Financial Statements

(In thousands, except shares and per share data, unless otherwise noted)

(Unaudited)

The majority of our ROU assets and lease liabilities, approximately 80%, relate to office facilities leases, with the remaining amounts representing primarily ground station leases.

As of March 31, 2022, the maturity of operating leases are as follows:

Years ending December 31,
Remainder of 2022	$2,032
2023	2,682
2024	2,394
2025	2,352
2026	2,342
2027 and thereafter	4,170
Total lease payments	15,972
Less: Interest on lease payments	(3,926)
Present value of lease liabilities	$12,046

Operating cash flows paid included in the measurement of operating lease liabilities for the three months ended March 31, 2022 was $342 and was included in net cash used in operating activities in the Condensed Consolidated Statements of Cash Flows. Supplemental noncash information on lease liabilities arising from obtaining right-of-use assets for the three months ended March 31, 2022 was $573.

Information as of December 31, 2021 under historical lease accounting guidance:

Although we have adopted ASC 842 using the modified retrospective approach, prior periods presented in the Company's Condensed Consolidated Financial Statements continue to be in accordance with the former lease standard, ASC 840 Leases. These disclosures include:

Under the previous lease standard, the Company leases office facilities and sites for its ground stations under noncancelable operating leases. As of December 31, 2021, these leases expire at various dates through 2029. Rent expense, including ground station leases, for the three months ended March 31, 2021 was $660.

Future minimum lease payments under noncancelable operating leases that have initial or remaining noncancelable lease terms greater than one year as of December 31, 2021 are as follows:

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
Level 2:

Significant other observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data.

Level 3:	Unobservable inputs reflecting management’s assumptions, consistent with reasonably available assumptions made by other market participants. These valuations require significant judgment.

Spire Global, Inc.

Notes to Condensed Consolidated Financial Statements

(In thousands, except shares and per share data, unless otherwise noted)

(Unaudited)

The Company classifies financial instruments in Level 3 of the fair value hierarchy when there is reliance on at least one significant unobservable input to the valuation model. In addition to these unobservable inputs, the valuation models for Level 3 financial instruments typically also rely on a number of inputs that are readily observable, either directly or indirectly. The Company’s assessment of a particular input to the fair value measurement requires management to make judgments and consider factors specific to the asset or liability. The fair value hierarchy requires the use of observable market data when available in determining fair value. The Company recognizes transfers between levels within the fair value hierarchy, if any, at the end of each period.

The following tables present the Company’s fair value hierarchy for its financial instruments that are measured at fair value on a recurring basis:

	March 31, 2022
	Level 1	Level 2	Level 3	Total
Long-term liabilities
Public warrants	$2,990	$—	$—	$2,990
Private Placement warrants	—	2,657	—	2,657
Contingent Earnout liability	—	—	10,852	10,852
	$2,990	$2,657	$10,852	$16,499

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Long-term liabilities
Public warrants	$5,060	$—	$—	$5,060
Private Placement warrants	—	6,422	—	6,422
Contingent Earnout liability	—	—	11,369	11,369
	$5,060	$6,422	$11,369	$22,851

Public Warrants

The Company assumed 11,499,992 publicly-traded warrants (“Public Warrants”) upon the Merger, all of which were issued in connection with NavSight’s initial public offering and entitled the holder to purchase one share of the Company’s Class A common stock, par value $0.0001, at an exercise price of $11.50 per share. The Public Warrants are publicly traded and are exercisable for cash unless certain conditions occur, such as the failure to have an effective registration statement related to the shares issuable upon exercise or redemption by the Company under certain conditions, at which time the warrants may be cashless exercised.

The fair value of the Public Warrants is based on quoted market process and is classified as a Level 1 financial instrument.

Private Placement Warrants

The Company assumed 6,600,000 private placement warrants issued by NavSight (“Private Warrants”) upon the Merger, all of which were issued in connection with NavSight’s initial public offering and entitled the holder to purchase one share of the Company’s Class A common stock, par value $0.0001, at an exercise price of $11.50 per share. The Private Warrants are non-redeemable for cash so long as they are held by the initial purchasers or their permitted transferees. If the Private Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Warrants are redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

The fair value of the Private Warrants is estimated using the Black-Scholes model with inputs that include the Company’s stock price in an actively traded market, making this fair value classified as a Level 2 financial instrument. The other significant assumptions used in the model are the exercise price, expected term, volatility, interest rate, and dividend yield.

The table below quantifies the significant inputs used for the Private Warrants:

	March 31,	December 31,
	2022	2021
Fair value of the Company’s common stock	$2.10	$3.38
Exercise price	$11.50	$11.50
Risk-free interest rate	2.42%	1.26%
Expected volatility factor	70.0%	70.0%
Expected dividend yield	—%	—%
Remaining contractual term (in years)	4.4	4.6

Spire Global, Inc.

Notes to Condensed Consolidated Financial Statements

(In thousands, except shares and per share data, unless otherwise noted)

(Unaudited)

Contingent Earnout Liability

In connection with the Merger, eligible Spire equity holders are entitled to receive additional shares of the Company's Common Stock upon the achievement of certain Earnout Triggering Events. The estimated fair value of the contingent earnout liability was determined using a Monte Carlo simulation using a distribution of potential outcomes on a monthly basis over the Earnout Period, which is a period up to five years post-closing of the transaction, prioritizing the most reliable information available. The assumptions utilized in the calculation are based on the achievement of certain stock price milestones, including the current price of the Company’s common stock, expected volatility, risk-free rate, expected term and dividend rate.

The table below quantifies the significant inputs used for the Contingent Earnout Liability:

	March 31,	December 31,
	2022	2021
Fair value of the Company’s common stock	$2.10	$3.38
Risk-free interest rate	2.42%	1.26%
Expected volatility factor	70.0%	70.0%
Expected dividend yield	—%	—%
Remaining contractual term (in years)	0.004	0.004

The following table presents a summary of the changes in the fair value of the Company’s Level 3 financial instruments that are measured at fair value on a recurring basis:

	Contingent Earnout Liability	Warrant Liability
Fair value as of December 31, 2020	$—	$4,007
Issuance of warrants to Silicon Valley Bank	—	308
Change in fair value of warrant liabilities	—	5,991
Fair value as of March 31, 2021	$—	$10,306
Fair value as of December 31, 2021	$11,369	$—
Change in fair value of contingent earnout liability	(517)	—
Fair value as of March 31, 2022	$10,852	$—

During the three months ended March 31, 2021, the Company issued 32,412 warrants at a fair value of $308 to Silicon Valley Bank with an exercise price of $1.60. The warrants allow the holder to acquire the Company’s common stock. Silicon Valley Bank exercised the Series C warrants, which were converted into common stock upon the Closing.

9.
Commitments and Contingencies

L3Harris Commitment

In conjunction with the Acquisition, the Company acquired the agreement with L3Harris ("L3Harris Agreement") to receive satellite automatic identification system ("S-AIS") data from the L3Harris AppStar payloads on-board Iridium NEXT Constellation, Iridium's Real-Time Second-Generation satellite constellation with 58 AppStar payloads. Under the Amended and Restated L3Harris Agreement dated January 21, 2020 ("A&R L3Harris Agreement"), the Company incurs a fixed fee of $358 per month. The A&R L3Harris Agreement concludes on August 7, 2031.

Under the A&R L3Harris Agreement, the Company will pay a 30% share of S-AIS data revenues for the portion of exactEarth annual S-AIS data revenue which is in excess of $16,000. No revenue share was owed to L3Harris under the A&R L3Harris Agreement, with respect to AIS Analytics sales as of or for the three months ended March 31, 2022. For the three months ended March 31, 2022, $1,252, which includes amortization of prepaid expenses of $178, for the initial costs incurred to acquire exclusive access rights to data generated from satellites was recognized in Cost of revenue on the Condensed Consolidated Statements of Operations.

Spire Global, Inc.

Notes to Condensed Consolidated Financial Statements

(In thousands, except shares and per share data, unless otherwise noted)

(Unaudited)

The following table summarizes the operational fees commitment under the A&R L3Harris Agreement, which includes the fixed payments to L3Harris:

Years ending December 31,
Remainder of 2022	$3,222
2023	4,296
2024	4,296
2025	4,296
2026	4,296
2027 and thereafter	19,690
$40,096

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

In connection with the Closing, the Company adopted the 2021 Equity Incentive Plan (the “2021 Plan”) and the 2021 Employee Stock Purchase Plan (“2021 ESPP”). The number of shares available for issuance under the 2021 Plan will be increased on the first day of each fiscal year, beginning on January 1, 2022, in an amount equal to the lesser of (i) 23,951,000 shares of New Spire's Class A common stock, (ii) a number of shares of New Spire's Class A common stock equal to 5% of the total number of shares of all of New Spire's Class A common stock outstanding as of the last day of the immediately preceding fiscal year, or (iii) such number of shares of New Spire's Class A common stock as the Company’s board of directors or its designated committee may determine no later than the last day of the immediately preceding fiscal year.

The 2021 Plan permits the grant of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock, restricted stock units, and performance awards to employees, directors, or consultants under the 2021 Plan. Under the 2021 ESPP, the Company can grant stock options to employees to purchase shares of Class A common stock at a purchase price which equals 85% of the lower of (i) the fair market value of common stock on the first trading day of the offering period or (ii) the fair market value of common stock on the exercise date. As of March 31, 2022, 8,863,749 and 3,194,000 shares were available for grant under the 2021 Plan and 2021 ESPP, respectively.

The following table summarizes stock option activity under the Plan:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term
			(in years)
Options outstanding as of December 31, 2021	21,263,847	$2.40	7.2
Granted	—	$—
Exercised	(492,064)	$1.61
Forfeited, canceled, or expired	(667,556)	$4.38
Options outstanding as of March 31, 2022	20,104,227	$2.35	7.1
Vested and expected to vest at March 31, 2022	20,104,227	$2.35	7.1
Exercisable at March 31, 2022	12,968,830	$1.96	6.4

Spire Global, Inc.

Notes to Condensed Consolidated Financial Statements

(In thousands, except shares and per share data, unless otherwise noted)

(Unaudited)

The Company’s option award quantities and prices prior to the Merger have been retroactively restated to reflect the exchange ratio of approximately 1.8282 established in the Merger.

The Company received $638 and $295 in cash proceeds from options exercised during the years ended March 31, 2022 and 2021, respectively. The weighted-average grant date fair value of options granted for the three months ended March 31, 2021 was $3.46. There were no options granted for the three months ended March 31, 2022.

The following table summarizes stock RSU activity under the Plan:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Outstanding as of December 31, 2021	783,902	$3.94
RSU granted	7,786,850	$2.89
RSU vested	(4,014)	$3.57
RSU forfeited	(95,900)	$3.35
Outstanding as of March 31, 2022	8,470,838	$2.98

For RSUs with service-based vesting conditions, the fair value is calculated based upon the Company’s closing stock price on the date of grant, and the stock-based compensation expense is recognized over the four-year vesting period.

As of March 31, 2022, there was $35,931 of total unrecognized compensation expense related to options and RSUs expected to be recognized over a weighted average-period of 2.68 years.

The following table summarizes the components of total stock-based compensation expense based on roles and responsibilities of the employees within the Condensed Consolidated Statements of Operations:

	Three Months Ended March 31,
	2022	2021
Cost of revenue	$77	$18
Research and development	711	585
Sales and marketing	616	316
General and administrative	885	1,588
	$2,289	$2,507

11.
Net Loss per Share

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders:

	Three Months Ended March 31,
	2022	2021
Numerator:
Net loss	$(18,158)	$(19,698)
Denominator:
Weighted-average shares used in computing basic and diluted net loss per share	139,274,538	17,750,210
Basic and diluted net loss per share	$(0.13)	$(1.11)

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

The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share for the three months ended March 31, 2022 and 2021, because including them would have had an anti-dilutive effect:

	Three Months Ended March 31,
	2022	2021
Stock options to purchase common stock	20,104,227	21,969,852
Public and private warrants	18,099,992	—
RSU Shares	8,470,838	—
Convertible preferred stock (if-converted)	—	42,726,773
Warrants for the purchase of Series C convertible preferred stock (if-converted)	—	146,919
Warrants for the purchase of common stock	—	2,383,298
Convertible notes (if-converted)	—	36,846,762
	46,675,057	104,073,604

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Condensed Consolidated Financial Statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2021. This discussion contains forward-looking statements that involve risks and uncertainties. Factors that could cause or contribute to such differences include those identified below and those discussed in the section titled “Risk Factors” and other sections of this Quarterly Report on Form 10-Q. Our historical results are not necessarily indicative of the results that may be expected for any period in the future.

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

In March 2022, our satellite constellation covered the earth over 200 times per day on average, and our global ground station network performed over 2,300 contacts each day on average, reliably and resiliently collecting data with low latency. Our cloud-based data infrastructure processed five terabytes of data each day on average in March 2022 in creating our proprietary data analytics solutions. We provide customers these solutions through an API infrastructure that delivers approximately one terabyte of data each day to our customers, as of March 31, 2022. The global data we collect includes data that can only be captured from space with no terrestrial alternatives. We collect these data once and can then sell them an unlimited number of times across a broad and growing set of industries, including weather, aviation and maritime, with global coverage as well as real-time and near real-time data that can be easily integrated into our customers’ operations.

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
•
Predictive solutions: Big data, AI and ML algorithms applied to fused data sets to create predictive analytics and insights; and
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

Our solutions are offered to customers across numerous industries. We have the opportunity not only to upsell within each solution but also to cross-sell among all our solutions.

We provide our solutions to global customers through a subscription model or project-based solutions. We currently sell directly to end customers and utilize reseller partners when beneficial.

Highlights from the Three Months Ended March 31, 2022

•
Our revenue was $18.1 million, an increase of 86% from the three months ended March 31, 2021.
•
Annual Recurring Revenue ("ARR") increased by $46.7 million, or by 134% from the three months ended March 31, 2021.
•
We signed a significant upsell deal with the National Oceanic and Atmospheric Administration ("NOAA") to increase the number of radio occultation (RO) signals provided by over 80% to 5,500 per day. This serves as a testament to our proven ability to reliably deliver valuable, operational RO data, profiling atmospheric temperatures and related quantities for weather models.
•
We signed a new deal with NorthStar Earth & Space Inc. to a build a scalable constellation focused on space-situational awareness and debris monitoring. The first award within the contract is for three satellites, with pre-agreed options for NorthStar to scale the constellation to dozens of satellites as their business operational needs grow.

COVID-19 Impact

In March 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic, which continues to spread throughout the United States and the world and has resulted in authorities implementing numerous measures to contain the virus, including travel bans and restrictions, quarantines, shelter-in-place orders and business limitations and shutdowns. While we are unable to accurately predict the full impact that the COVID-19 pandemic will have on our results of operations, financial condition, liquidity and cash flows due to numerous uncertainties, including the duration and severity of the pandemic or any resurgences of the pandemic locally or globally, our compliance with these measures has impacted our day-to-day operations and could continue to disrupt our business and operations, as well as that of certain of our customers whose industries are more severely impacted by these measures, for an indefinite period of time. Through March 2022, we have continued to see adverse changes in customer buying behavior that began in March 2020 as a result of the impact of the COVID-19 pandemic, including decreased customer engagement, delayed sales cycles and deterioration in near-term demand. As a result of the impact of the COVID-19 pandemic, we experienced delays and re-work due to third-party satellite launch providers' schedule shifts, delays and increased expenses in our hiring process, some attrition from adjusting company policies due to the COVID-19 pandemic and additional time and expenses supporting customer contracts. Despite these headwinds, we continued to experience an increase in revenue for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021.

To support the health and well-being of our employees, customers, partners and communities, we have allowed many of our employees to work remotely. As of March 31, 2022, our employees are permitted to come into the office in accordance with all applicable local, State and Federal guidelines and regulations. Our offices will only remain open to the extent local, state and federal authorities permit us to do so and our own criteria and conditions to ensure employee health and safety are satisfied, including social distancing and enhanced cleaning protocols. While we have developed plans for our employees to begin safely returning to their respective offices, we cannot predict when or how we will be able to completely lift the work-from-home requirements or other COVID-19-related restrictions for geographic areas that continue to be significantly impacted by the pandemic or certain other actions taken as part of our business continuity plans, including travel restrictions. We may also have to reinstate work-from-home requirements in response to further changes in local regulations in connection with developments in the COVID-19 pandemic. While the adjustments to our operations may result in inefficiencies, delays and additional costs in our solution development, sales, marketing, and customer support efforts, as of the date of this filing, we do not believe our work-from-home protocol has materially adversely impacted our internal controls, financial reporting systems or our operations.

In response to the ongoing COVID-19 pandemic, we initially implemented plans to manage our costs. For part of fiscal year 2020, we temporarily limited the addition of new employees and third-party contracted services, curtailed most travel expenses except where critical to the business and limited discretionary spending. As we obtained further visibility on the impact of the COVID-19 pandemic on our business, we lifted some of these limitations to support our growth. We continue to monitor the situation and may adjust our current policies as more information and public health guidance become available. Even so, the ongoing effects of the COVID-19 pandemic and/or the precautionary measures that we, our customers and governmental authorities have adopted have resulted in, and could continue to result in, customers not purchasing or renewing our solutions or services, delays or lengthening of our sales cycles and reductions in average transaction sizes. These ongoing effects of the COVID-19 pandemic and/or the precautionary measures could also negatively affect our customer success and sales and marketing efforts, or create operational or other challenges, any of which could harm our business and results of operations. Because our solutions have future obligations and a portion of that revenue is recognized over time, the effect of the pandemic may not be fully reflected in our results of operations until future periods. Our competitors could experience similar or different impacts as a result of the COVID-19 pandemic, which could result in changes to our competitive landscape. While we have developed and continue to develop plans to help mitigate the negative impact of the pandemic on our business, these efforts may not be effective, and any protracted economic downturn could significantly affect our business and results of operations. We will continue to evaluate the nature and extent of the impact of the COVID-19 pandemic to our business. For additional information regarding the possible impact of the COVID-19 pandemic on our business, see the section titled “Risk Factors.”

Key Factors Affecting Our Performance

We believe that our current and future performance depends on many factors, including, but not limited to, those described below. While these areas present significant opportunity, they also present risks that we must manage to achieve successful results. For additional information about these risks, see the section titled “Risk Factors.” If we are unable to address these risks, our business and results of operations could be adversely affected.

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

We track our progress landing new customers by measuring the number of ARR Solution Customers (as defined below) we have from one fiscal period to the next. For instance, we have increased our number of ARR Solution Customers from 169 as of March 31, 2021 to 627 as of March 31, 2022. We track our progress in expanding our customer relationships by measuring our ARR Net Retention Rate (as defined below). Our organic ARR Net Retention Rate was 106% for the three months ended March 31, 2022 and 129% for the three months ended March 31, 2021.

Expansion into New Industries and Geographies

As our solutions have grown, we continue to focus on further penetration of our initial industries including maritime, aviation, logistics and government (civil and defense/intelligence) among others. We believe our technology and solutions give us the ability to also expand into additional industries, including energy, financial services, agriculture, transportation, and insurance, and geographies, including Latin America, Africa and the Middle East. Our revenue growth is dependent upon our ability to continue to expand into new industries and geographies. The costs associated with these expansions may adversely affect our results of operations.

Investment in Growth

We continue investing in growing our business and capitalizing on our market opportunity while balancing the uncertainties from the COVID-19 pandemic. We intend to continue to add headcount to our global sales and marketing teams to acquire new customers and to increase sales to existing customers. We also intend to continue to add headcount to our research and development teams and otherwise invest to improve and innovate our nanosatellite, ground station and data analytics technologies. For the three months ended March 31, 2022, our spending on research and development increased by $1.8 million, or 25%, from the three months ended March 31, 2021, which included $0.3 million from the Acquisition. For the three months ended March 31, 2022, our sales and marketing expenses increased by $3.0 million, or 75%, from the three months ended March 31, 2021, which included $1.6 million from the Acquisition. Our total headcount across all functions has increased from 283 employees as of March 31, 2021, to 381 employees as of March 31, 2022, which increase includes 34 exactEarth employees. The costs of these investments may adversely affect our results of operations, but we believe that these investments will contribute to our long-term growth.

Acquisitions

Our business strategy may include acquiring other complementary solutions, technologies, or businesses, such as the Acquisition, that we believe will allow us to reduce the time or costs required to develop new technologies, incorporate enhanced functionality into and complement our existing solution offerings, augment our engineering workforce and enhance our technological capabilities.

Impact of Foreign Exchange Rates

We report in U.S. dollars, and the functional currency of our foreign operating subsidiaries is the local currency, including the Euro, the British Pound, the Singapore Dollar and the Canadian Dollar. The U.S. dollar has strengthened against many of these currencies since the three months ended March 31, 2021. In the three months ended March 31, 2022, approximately 42% of our revenues were generated in non-U.S. dollar-denominated currencies. This compares to the three months ended March 31, 2021, where approximately 37% of our revenues were generated in non-U.S. dollar-denominated currencies. The financial statements of these subsidiaries are translated into U.S. dollars using exchange rates in effect at each balance sheet date for assets and liabilities and average exchange rates during the period for revenues and expenses. To the extent we experience significant currency fluctuations, our results of operations may be impacted

Key Business Metrics

We review the following key business metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans, and make strategic decisions:

•
ARR
•
ARR Customers
•
ARR Solution Customers
•
ARR Net Retention Rate

Annual Recurring Revenue

We define ARR as our expected annualized revenue from customers that are under contracts with us at the end of the reporting period with a binding and renewable agreement for our subscription solutions or customers that are under a binding multi-year contract that can range from components of our Space Services solution to a project-based customer solution. Customers with project-based contracts are considered recurring when there is a multi-year binding agreement that has a renewable component in the contract. Customers are also considered recurring when they have multiple contracts over multiple years. Customer contracts for data trials and one-time transactions are excluded from the calculation of ARR.

Our ARR growth in the periods presented has been driven by the Acquisition, landing new ARR Customers (as defined below) along with increasing the amount of business with our existing customers. This is reflected in the increase in the total number of ARR Customers as well as organic ARR Net Retention Rates that have been over 100% for the periods presented. Due in part to the timing of some of our project-based contracts, including when engagements start and stop, our ARR has fluctuated from period to period in the past, and we expect our ARR to fluctuate from period to period in the future. ARR is a leading indicator and accordingly will tend to outpace the revenue impact as we recognize the contract value over time.

The following table summarizes our ARR as of each period end indicated:

	As of March 31,
(dollars in thousands)	2022	2021	2022 to 2021 % Change
ARR	$81,638	$34,916	134%

Number of ARR Customers and ARR Solution Customers

We define an ARR Customer as an entity that has a contract with us or through one of our reseller partners' contracts, that is either a binding and renewable agreement for our subscription solutions, or a binding multi-year contract as of the measurement date independent of the number of solutions the entity has under contract. A single organization with separate subsidiaries, segments or divisions may represent multiple customers, as we treat each entity that is invoiced separately as an individual customer. In cases where customers subscribe to our platform through our reseller partners, each end customer that meets the above definition is counted separately as an ARR Customer. All entities that have contracts for data trials and one-time transactions are excluded from the calculation of ARR Customers.

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

Our ARR Customer and ARR Solution Customer growth in the periods presented have been driven by the Acquisition, landing new ARR Customers across our four solutions (Maritime, Aviation, Weather and Space Services) and expanding our geographical footprint, along with having a low number of customers who have chosen not to renew their contracts with us. We believe that our ability to expand our customer base is a key indicator of our market penetration, the growth of our business and our future potential business opportunities.

The following table summarizes the number of our ARR Customers and ARR Solution Customers as of each period end indicated:

	As of March 31,
	2022	2021	2022 to 2021 % Change
ARR Customers	604	157	285%
ARR Solution Customers	627	169	271%

ARR Net Retention Rate

We calculate our ARR Net Retention Rate for a particular fiscal period end by dividing (i) our ARR from those ARR Customers that were also customers as of the last day of the prior fiscal period end by (ii) the ARR from all customers as of the last day of the prior fiscal period. This calculation measures the overall impact from increases in customer contract value (upsells), the decreases in customer contract value (downsells) and the decreases in customer value resulting from customers that have chosen not to renew their contracts with us.

The following table summarizes our ARR Net Retention Rate for each period indicated (excludes exactEarth):

	As of March 31,
	2022	2021	2022 to 2021 % Change
ARR Net Retention Rate	106%	129%	(18)%

Our ARR Net Retention Rate can be impacted from period to period by large increases or decreases in customer contract value and large decreases in contract value from customers that have chosen not to renew their contracts with us. An ARR Net Retention Rate greater than 100% is an indication that we are growing the value of the solutions our customers are purchasing from us from a fiscal period end versus the prior fiscal period end. An ARR Net Retention Rate less than 100% is an indication that we are reducing the value of the solutions our customers are purchasing from us from a fiscal period end versus the prior fiscal period end. For the three months ended March 31, 2022, our ARR Net Retention Rate decreased 18% from the three months ended March 31, 2021. This reduction was driven by the growth in our ARR renewable base, a higher concentration of new customer ARR versus upsell, and delays in a few Space Services deals causing the contract value to spread over a longer period.

Components of Results of Operations

Revenue

We derive revenue from providing data, insights and access to our cloud-based technology platform sold on a subscription basis. Some of our customer arrangements include the delivery of specific performance obligations and subsequent customer acceptance of project-based deliverables, which may impact the timing of revenue recognition. Subscription periods for our solutions generally range from one to two years and are typically non-cancelable, with customers having the right to terminate their agreements only if we materially breach our obligations under the agreement. Our subscription fees are typically billed either monthly or quarterly in advance.

Cost of Revenue

Cost of revenue consists primarily of personnel costs, depreciation, hosted infrastructure and high-power computing costs, third-party operating and royalty costs associated with delivering our data and services to our customers and amortization of purchased intangibles associated with the Acquisition. Personnel costs are primarily related to the cost of our employees supporting and managing our constellation operations including satellite operations, ground station control and launch management. Costs associated with the manufacture and launch of our satellites, including personnel costs, are capitalized and depreciated upon placement in service, typically over a three-year expected useful life. As satellites reach their expected end of useful life, they are generally replaced with replenishment satellites to maintain our constellation at optimal performance. Costs associated with the acquisition and development of new ground stations, including the bill of materials and labor to install the ground station, are capitalized and depreciated upon placement in service typically over a four-year expected useful life. We anticipate ongoing capital spending to repair and replenish ground stations as they reach their end of useful life to keep our ground station network at optimal performance. Our proprietary ground station network is primarily located in third-party locations where we incur lease and other operational charges. Cost of revenue also includes royalties associated with third-party data sets that we integrate into our data solutions.

Operating Expenses

Research and Development. Research and development expenses consist primarily of employee-related expenses, third-party consulting fees and computing costs. Our research and development efforts are focused on improving our satellite technology, developing new data sets, developing new algorithms, enhancing our smart and predictive analytics and enhancing the ease of use and utility of our space-based data solutions.

Sales and Marketing. Sales and marketing expenses consist primarily of employee-related expenses, sales commissions, marketing and advertising costs, costs incurred in the development of customer relationships, brand development costs, travel-related expenses and amortization of purchased intangible backlog associated with the Acquisition. Commission costs on new customer contract bookings are considered costs of obtaining customer contracts. Commission costs for multi-year deals are considered contract acquisition costs and are deferred and then amortized over the period of the contract excluding the last 12 months, which are expensed at the beginning of that final period. Commission costs on contracts completed with a term of twelve months or less are expensed in the period incurred.

General and Administrative. General and administrative expenses consist of employee-related expenses for personnel in our executive, finance and accounting, facilities, legal, human resources, global supply chain, and management information systems functions, as well as other administrative employees. In addition, general and administrative expenses include fees related to third-party legal counsel, fees related to accounting, tax and audit costs, office facilities costs, software subscription costs and other corporate costs.

Loss on Satellite Deorbit and Launch Failure. Loss on Satellite Deorbit and Launch Failure consists of the write-off of the remaining capitalized costs associated with the manufacture and launch of our satellites prior to the end of the satellite’s useful life. We contract with third-party companies to launch, carry and deploy our LEMUR satellites into space. A loss could result from a third-party launch or deployer failure, a technical failure of the satellite, or the deorbit of a satellite before the end of the satellite’s useful life. A technical failure could include a satellite that is not able to communicate with our network of ground stations or fulfill its intended technical mission for a duration greater than one month. The loss amount is presented net of any insurance claims received. Due to the nature of these events, we cannot predict the magnitude or frequency of future satellite deorbit and launch failure losses. While we sometimes purchase launch insurance when financially practical, the proceeds from these policies will typically only cover a portion of our loss in the event of an unplanned satellite deorbit or launch failure. We did not incur any of these expenses in the three months ended March 31, 2022 or the three months ended March 31, 2021.

Other Income (Expense)

Interest Income. Interest Income includes interest earned on our cash balances.

Interest Expense. Interest Expense includes interest costs associated with our promissory and convertible notes and amortization of deferred financing costs.

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

Results of Operations

Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021

The following tables set forth selected Condensed Consolidated Statement of Operations data and such data as a percentage of total revenues for each of the periods indicated:

	Three Months Ended March 31,
(in thousands)	2022	2021
Revenue	$18,070	$9,716
Cost of revenue(1)	9,846	3,328
Gross profit	8,224	6,388
Operating expenses(1):
Research and development	8,657	6,900
Sales and marketing	6,905	3,941
General and administrative	12,684	8,394
Total operating expenses	28,246	19,235
Loss from operations	(20,022)	(12,847)
Other (expense) income:
Interest income	14	1
Interest expense	(3,043)	(2,550)
Change in fair value of contingent earnout liability	517	—
Change in fair value of warrant liabilities	5,835	(5,991)
Other (expense) income, net	(1,169)	2,076
Total other income (expense), net	2,154	(6,464)
Loss before income taxes	(17,868)	(19,311)
Income tax provision	290	387
Net loss	$(18,158)	$(19,698)
(1)
Includes stock-based compensation as follows:

	Three Months Ended March 31,
(in thousands)	2022	2021
Cost of revenue	$77	$18
Research and development	711	585
Sales and marketing	616	316
General and administrative	885	1,588
Total stock-based compensation	$2,289	$2,507

Revenue

	Three Months Ended March 31,
(in thousands)	2022	2021	2022 to 2021 % Change
Revenue	$18,070	$9,716	86%

Total revenue increased $8.4 million, or 86%, driven primarily by the growth in the number of ARR Customers combined with our organic ARR Net Retention Rate greater than 100%. The Acquisition added $4.6 million of revenue for the three months ended March 31, 2022. Our organic ARR Customers increased 55%, from 157 as of March 31, 2021 to 244 as of March 31, 2022, which contributed to an increase in revenue from new customers. Our organic ARR Net Retention Rate was 106% for the three months ended March 31, 2022, which contributed to an increase in revenue from our existing customer base.

For the three months ended March 31, 2022, we derived 44% of our revenue from Europe, Middle East, Africa (“EMEA”), 42% of our revenue from the Americas and 14% of our revenue from Asia Pacific (“APAC”). For the three months ended March 31, 2021, we derived 39% of our revenue from EMEA, 34% of our revenue from the Americas and 27% of our revenue from APAC. For the three months ended March 31, 2022, we derived 67% of our revenue from subscription arrangements, compared to 41% for the three months ended March 31, 2021. This percentage mix can fluctuate significantly from period to period driven primarily by the timing of the non-subscription revenue recognition in our contracts.

For the three months ended March 31, 2022, our increase in the number of ARR Customers was driven by the Acquisition, our increased spending on sales and marketing activities, the geographical expansion of our sales efforts into new countries and/or regions and the development and rollout of new data solutions. Our organic ARR Net Retention Rate greater than 100% was driven by our increased spending on sales and marketing activities and the development and rollout of new data solutions.

Over time, we expect the mix of our total revenues in the Americas and APAC to continue to increase with additional sales and marketing focus in those regions.

Cost of Revenue

	Three Months Ended March 31,
(in thousands)	2022	2021	2022 to 2021 % Change
Total cost of revenue	$9,846	$3,328	196%
Gross profit	8,224	6,388	29%
Gross margin	46%	66%	(20)%
Headcount (at period end)	38	20	90%

Cost of revenue increased $6.5 million, or 196%. $4.3 million of this growth was due to the Acquisition operating costs, retention and stock acceleration expenses. Organic increases were primarily driven by an increase in third-party royalty costs of $0.6 million, an increase in depreciation expense of $0.5 million, an increase in computing costs of $0.5 million, $0.4 million higher personnel expenses and $0.2 million increase in Space Services hardware expenses. The increase in third-party royalty costs was driven by an increase in sales activity, resulting in higher payments to third-party data set providers as they augment our data solutions. Depreciation expense increased from the prior period driven by continued additions to our constellation and Space Services solutions. The increase in computing costs were driven by higher expenses to support customer growth and some of our weather solutions transitioning from research and development to production. The increase in personnel expenses was driven by headcount growth. The increase in Space Services third-party hardware expenses was in support of a strategic customer commitment.

Gross margin for the three months ended March 31, 2022 and 2021 was 46% and 66%, respectively. The decrease in the three months ended March 31, 2022 compared to the three months ended March 31, 2021 was driven primarily by higher royalties, depreciation, computing expenses, personnel expenses, and strategic customer expenses as described above. This metric can fluctuate significantly from period to period driven primarily by the timing of the revenue as well as the timing of our technology investments to support future revenue. The Acquisition negatively impacted gross margin by approximately 13%. Of this reduction, approximately half was driven by purchase accounting adjustments including reduction to exactEarth deferred revenue and amortization of purchased intangibles.

We expect cost of revenue, including depreciation and amortization expenses, third-party operating costs and royalties and high-powered computing costs, to increase in absolute dollars as our business grows. We expect the purchase accounting adjustments associated with the Acquisition, namely higher amortization expenses and lower deferred revenue, to continue to have a negative impact on gross margin for at least the near term.

Operating Expenses

Operating expenses consist of our research and development, our sales and marketing and our general and administrative expenses. As we continue to invest in our growth, including through hiring additional personnel, we expect our operating expenses to increase in absolute dollars as revenue grows in the near term; however, we expect our operating expenses as a percentage of revenue to decrease over time.

Research and Development

	Three Months Ended March 31,
(in thousands)	2022	2021	2022 to 2021 % Change
Research and development	$8,657	$6,900	25%
Percentage of total revenue	48%	71%
Headcount (at end of period)	190	145	31%

Research and development expenses increased $1.8 million, or 25%. $0.3 million of this growth was due to the Acquisition operating costs and retention expenses. Organic increases were primarily driven by an increase in personnel costs of $1.4 million and an increase in third-party services of $0.1 million. The increase in personnel costs was driven by growth in headcount during the period. The increase in third-party services was driven by external technical resources required to support new development processes and capabilities.

We expect research and development expenses to increase in absolute dollars in future periods primarily due to higher headcount as we continue to invest in the development of our solutions offerings and new technologies; however, we expect research and development expenses to decrease as a percentage of revenue in future periods as our revenue growth exceeds our growth in research and development spend.

Sales and Marketing

	Three Months Ended March 31,
(in thousands)	2022	2021	2022 to 2021 % Change
Sales and marketing	$6,905	$3,941	75%
Percentage of total revenue	38%	41%
Headcount (at end of period)	75	68	10%

Sales and marketing expenses increased $3.0 million, or 75%. $1.6 million of this growth was due to the Acquisition operating costs and retention expenses. Organic increases were primarily driven by an increase in personnel costs of $1.4 million. The increase in personnel costs was due to growth in our headcount involved in selling activities.

We expect sales and marketing expenses to continue to grow in absolute dollars in the future, primarily due to increased employee-related expenses as we grow our headcount, to support our sales and marketing efforts and our continued expansion of our sales capacity across our solutions; however, we expect sales and marketing expenses as a percentage of revenue to decrease in future periods as our revenue growth exceeds our growth in sales and marketing spend.

General and Administrative

	Three Months Ended March 31,
(in thousands)	2022	2021	2022 to 2021 % Change
General and administrative	$12,684	$8,394	51%
Percentage of total revenues	70%	86%
Headcount (at end of period)	78	50	56%

General and administrative expenses increased $4.3 million, or 51%. $2.1 million of this growth was due to the Acquisition operating costs and retention and severance expenses. Organic increases were primarily driven by an increase in business insurance of $1.7 million, an increase in personnel costs of $0.5 million, an increase in facilities expenses of $0.3 million and an increase in software expenses of $0.1 million, offset by lower professional services expenses of $0.5 million primarily associated with the Merger activities in the first quarter of fiscal year 2021. The increase in business insurance was driven by incremental exposure associated with being a public company. The increase in personnel costs was driven by overall headcount growth offset by lower stock-based incentive program expenses. The increase in facilities expenses was driven by office and manufacturing expansion. The increase in software expenses was driven by headcount growth and scaling of operations.

We expect our general and administrative expenses to continue to grow in absolute dollars in future periods as our employee-related expenses increase to support our revenue growth and we have increased expenses from being a public company; however, we expect our general and administrative expenses as a percentage of revenue to decrease as revenue growth exceeds our growth in general and administrative spend.

Other Income (Expense)

	Three Months Ended March 31,
(in thousands)	2022	2021	2022 to 2021 % Change
Interest income	$14	$1	−
Interest expense	$(3,043)	$(2,550)	19%
Change in fair value of contingent earnout liability	$517	$—	−
Change in fair value of warrant liabilities	$5,835	$(5,991)	197%
Other (expense) income, net	$(1,169)	$2,076	156%

Interest income was immaterial.

Interest expense increased $0.5 million, or 19%, primarily as a result of incurring higher interest charges associated with our FP Term Loan discussed below.

Change in fair value of contingent earnout liability was $0.5 million, driven by the mark-to-market adjustment to reflect the fair market valuation of the underlying stock price. In connection with the Merger, eligible Spire equity holders are entitled to receive additional shares of our common stock upon our achievement of certain Earnout Triggering Events, which are treated as liabilities and required to be marked to market each reporting period. Changes in valuation are recorded against the Contingent earnout liability account with the offsetting gain or loss recorded in Other Income (expense). For additional information, see Notes 2 and 8 to our unaudited Condensed Consolidated Financial Statements as of March 31, 2022 and for the three months ended March 31, 2022 included elsewhere in this Quarterly Report on Form 10-Q and Note 3 to our Audited Consolidated Financial Statements as of December 31, 2021 and on the Annual Report on Form 10-K for the year ended December 31, 2021.

Change in fair value of warrant liabilities increased by $11.8 million, driven by the mark-to-market adjustment to reflect the fair market valuation of our public and private warrants. For additional information, see Notes 2 and 8 to our unaudited Condensed Consolidated Financial Statements as of March 31, 2022 and for the three months ended March 31, 2022 included elsewhere in this Quarterly Report on Form 10-Q.

Other (expense) income, net expense increased $3.2 million, or 156%. $0.5 million of this increase was driven by the Acquisition, primarily driven by foreign exchange expense and share in loss in the Myriota investment. Organic increases were primarily driven by a reduction in grant income of $1.5 million, an increase in realized and unrealized foreign exchange expense of $1.1 million and miscellaneous other expenses of $0.1 million. The reduction in grant income was the result of $1.7 million in loan forgiveness under the Paycheck Protection Program ("PPP") established as part of the Coronavirus Aid, Relief, and Economics Security ("CARES") realized in the three months ended March 31, 2021.

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

Income Taxes

	Three Months Ended March 31,
(in thousands)	2022	2021	2022 to 2021 % Change
Income taxes	$290	$387	(25)%

Income tax decreased $0.1 million or 25%, primarily driven by lower income tax in our United Kingdom subsidiary.

Non-GAAP Financial Measures

We believe that in addition to our results determined in accordance with GAAP, non-GAAP Adjusted EBITDA is useful in evaluating our business, results of operations and financial condition. We believe that this non-GAAP financial measure may be helpful to investors because it provides consistency and comparability with past financial performance and facilitates period to period comparisons of operations, as it eliminates the effects of certain variables from period to period for reasons that we do not believe reflect our underlying business performance. In addition to our GAAP measures, we use this non-GAAP financial measure internally for budgeting and resource allocation purposes and in analyzing our financial results.

For the reasons set forth below, we believe that excluding the following items provides information that is helpful in understanding our results of operations, evaluating our future prospects, comparing our financial results across accounting periods, and comparing our financial results to our peers, many of which provide similar non-GAAP financial measures.

•
Loss on satellite deorbit and launch failure: We exclude loss on satellite deorbit and launch failure because if there was no loss, the expense would be accounted for as depreciation and would also be excluded as part of our EBITDA calculation.
•
Other (expense) income, net: We exclude other (expense) income, net because it includes one-time items and other items that do not reflect the underlying operational results of our business.
•
Stock-based compensation: We exclude stock-based compensation expenses primarily because they are non-cash expenses that we exclude from our internal management reporting processes. We also find it useful to exclude these expenses when we assess the appropriate level of various operating expenses and resource allocations when budgeting, planning, and forecasting future periods. Moreover, because of varying available valuation methodologies, subjective assumptions, and the variety of award types that companies can use under FASB ASC Topic 718, Stock Compensation (“ASC 718”), we believe excluding stock-based compensation expenses allows investors to make meaningful comparisons between our recurring core business results of operations and those of other companies.
•
Change in fair value of warrant liabilities and contingent earnout liabilities: We exclude this as it does not reflect the underlying cash flows or operational results of the business.
•
Amortization of purchased intangibles: We incur amortization expense for purchased intangible assets in connection with acquisitions of certain businesses and technologies. Amortization of intangible assets is a non-cash expense and is inconsistent in amount and frequency because it is significantly affected by the timing, size of acquisitions and the inherent subjective nature of purchase price allocations. Because these costs have already been incurred, cannot be recovered, and are non-cash expenses, we exclude these expenses for our internal management reporting processes. Our management also finds it useful to exclude these charges when assessing the appropriate level of various operating expenses and resource allocations when budgeting, planning, and forecasting future periods. Investors should note that the use of intangible assets contributed to our revenues earned during the periods presented and we expect will contribute to Spire's future period revenues as well.
•
Other Acquisition Accounting Amortization: We incur amortization expense for purchased data rights in connection with the acquisition of exactEarth and certain technologies. Amortization of this asset is a non-cash expense that can be significantly affected by the inherent subjective nature of the assigned value and useful life. Because this cost has already been incurred and cannot be recovered, and is a non-cash expense, we exclude this expense for our internal management reporting processes. Our management also finds it useful to exclude this charge when assessing the appropriate level of various operating expenses and resource allocations when budgeting, planning and forecasting future periods.
•
Mergers and acquisition related expenses: We exclude these expenses as they are transaction costs and expenses associated with the transaction that are generally one time in nature and not reflective of the underlying operational results of our business. Examples of these types of expenses include legal, accounting, regulatory, other consulting services, severance, and other employee costs.

•
EBITDA: We define EBITDA as net income (loss), plus depreciation and amortization expense, plus interest expense, and plus the provision for (or minus benefit from) income taxes.
•
Other unusual one-time costs: We exclude these as they are unusual items that do not reflect the ongoing operational results of our business.
•
Adjusted EBITDA: We define Adjusted EBITDA as earnings before interest, taxes, depreciation and amortization, further adjusted for loss on satellite deorbit and launch failure, change in fair value of warrant liabilities, change in value of contingent earnout liability, other (expense) income, net, stock-based compensation, other acquisition accounting amortization, mergers and acquisition related costs and expenses, and other unusual one-time costs. We believe Adjusted EBITDA can be useful in providing an understanding of the underlying results of operations and trends, an enhanced overall understanding of our financial performance and prospects for the future. While Adjusted EBITDA is not a recognized measure under GAAP, management uses this financial measure to evaluate and forecast business performance. Adjusted EBITDA is not intended to be a measure of liquidity or cash flows from operations or a measure comparable to net income as it does not take into account certain requirements, such as capital expenditures and related depreciation, principal and interest payments, and tax payments. Adjusted EBITDA is not a presentation made in accordance with GAAP, and our use of the term Adjusted EBITDA may vary from the use of similarly titled measures by others in our industry due to the potential inconsistencies in the method of calculation and differences due to items subject to interpretation.

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

The following table outlines the reconciliation from net loss to Adjusted EBITDA for the periods indicated:

	Three Months Ended March 31,
(in thousands)	2022	2021
Net loss	$(18,158)	$(19,698)
Depreciation & amortization	4,834	1,711
Net interest	3,029	2,549
Taxes	290	387
EBITDA	(10,005)	(15,051)
Change in fair value of contingent earnout liability	(517)	—
Change in fair value of warrant liabilities	(5,835)	5,991
Other (expense) income, net	1,169	(2,076)
Stock-based compensation	2,289	2,507
Mergers and acquisition related expenses	3,014	2,267
Other unusual one-time costs	—	387
Other acquisition accounting amortization	183	—
Adjusted EBITDA	$(9,702)	$(5,975)

Limitations on the Use of Non-GAAP Financial Measures

There are limitations to using non-GAAP financial measures because non-GAAP financial measures are not prepared in accordance with GAAP and may be different from non-GAAP financial measures provided by other companies.

The non-GAAP financial measures are limited in value because they exclude certain items that may have a material impact upon our reported financial results. In addition, they are subject to inherent limitations as they reflect the exercise of judgments by management about which items are adjusted to calculate our non-GAAP financial measures. We compensate for these limitations by analyzing current and future results on a GAAP basis as well as a non-GAAP basis and also by providing GAAP measures in our public disclosures. Some of these limitations are described below.

•
Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future and Adjusted EBITDA does not reflect cash capital expenditure requirements for such replacements or for new capital expenditure requirements.
•
Adjusted EBITDA does not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments, on our debt.
•
Adjusted EBITDA does not reflect income tax payments that may represent a reduction in cash available to us.
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

Liquidity and Capital Resources

Our principal sources of liquidity to fund our operations are from cash and cash equivalents, which totaled $91.6 million as of March 31, 2022, mainly from net proceeds from the Merger (as defined below), borrowings available under the FP Term Loan (as defined below) and the issuance of convertible notes. Of this $91.6 million, approximately $10.6 million was held outside of the United States. These amounts compare to cash and cash equivalents of $23.0 million as of March 31, 2021, of which $5.1 million was held outside of the United States. These amounts are exclusive of restricted cash which totaled $0.4 million as of March 31, 2022, and $0.4 million as of March 31, 2021. Since our inception, we have been in an operating cash flow deficit as we have made significant investments in our technology infrastructure, built out our research and development foundation, grown sales and marketing resources to drive revenue, and scaled general and administrative functions to enable operating effectiveness.

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

We expect that our principal source of liquidity is our cash and cash equivalents balance which includes the proceeds received from the Merger, the additional convertible notes issued and the FP Term Loan (as defined below). We believe this will be sufficient to meet our working capital and capital expenditure needs over at least the next 12 months. Our future capital requirements will depend on many factors including our growth rate, the timing and extent of spending to support solution development efforts, the expansion of sales and marketing activities, the ongoing investments in technology infrastructure, the introduction of new and enhanced solutions, and the continuing market acceptance of our solutions. From time to time, we may seek additional equity or debt financing to fund capital expenditures, strategic initiatives or investments and our ongoing operations. In the event that we decide, or are required, to seek additional financing from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, financial condition, and results of operations could be adversely affected.

NavSight Merger

On August 16, 2021, we announced that we had closed our merger with NavSight (the "Merger"). As a result, we became a wholly owned subsidiary of NavSight, and NavSight changed its name to “Spire Global, Inc.”

In connection with the Merger, we raised $264.8 million of proceeds including the contribution of $230.0 million of cash held in NavSight’s trust account from its initial public offering, net of redemptions of NavSight public stockholders of $210.2 million, and $245.0 million of cash in connection with the Private Investment in Public Equity ("PIPE") Investment. We incurred $38.7 million of merger and acquisitions costs, consisting of banking, legal, and other professional fees, of which $32.1 million was recorded as a reduction to additional paid-in capital, and the remaining $6.6 million was expensed to general and administrative expenses in the Consolidated Statements of Operations.

For more details on the Merger, including all equity conversions, please see Note 3 to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2021.

FP Credit Agreement

On April 15, 2021, we entered into a credit agreement with FP Credit Partners, L.P., as agent for several lenders (the “FP Lenders”) (as amended on May 17, 2021, the “FP Credit Agreement”), for a $70.0 million term loan facility (the “FP Term Loan”). Upon funding in May 2021, the FP Term Loan was used (i) to pay off our existing credit facilities with Eastward Fund Management, LLC and European Investment Bank and (ii) to fund working capital and for general corporate purposes. We incurred $12.3 million of debt issuance costs relating to the FP Term Loan. The FP Lenders were also entitled to a commitment fee of $1.75 million that was fully earned and paid upon signing the FP Credit Agreement. The FP Term Loan bears interest at a rate of 9.00% per annum. Prior to the Merger, the FP Term Loan bore interest at a rate of 8.50% per annum. Since the FP Lenders elected to exercise their conversion right in connection with the Merger, and we chose not to prepay the remaining, non-converted outstanding principal amount of the FP Term Loan at the closing of such transaction, our interest rate under the FP Term Loan increased to 9.0% per annum.

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

The FP Credit Agreement contains customary affirmative and negative covenants, including covenants that limit our ability and our subsidiaries’ ability to, among other things, incur additional indebtedness, grant liens, make investments, pay dividends or other distributions on our capital stock, dispose of assets, consummate mergers or acquisitions and enter into transactions with affiliates, subject in each case to customary exceptions and qualifications. Prior to the consummation of a Qualifying IPO (as defined in the FP Credit Agreement), which includes the Merger, we were required to maintain, as of the last day of each fiscal quarter, minimum unrestricted cash of at least $15.0 million, as determined in accordance with the FP Credit Agreement, provided that this covenant did not apply following any fiscal quarter in which we achieved positive EBITDA so long as we continued to maintain positive EBITDA in subsequent fiscal quarters. Since the Merger occurred, we are no longer required to maintain this financial covenant per the terms of the FP Credit Agreement.

The FP Credit Agreement includes customary events of default, including, among other things, payment defaults, breaches of covenants or representations and warranties, cross-defaults with certain other indebtedness, bankruptcy and insolvency events and judgment defaults, subject to grace periods in certain instances. Upon the occurrence and during the continuance of an event of default, the FP Lenders may declare all or a portion of the outstanding obligations payable by us to be immediately due and payable, and exercise other rights and remedies provided for under the FP Credit Agreement. Under certain circumstances, a default interest rate will apply on all obligations during the existence of an event of default under the FP Credit Agreement at a per annum rate equal to 2% above the otherwise applicable interest rate.

During fiscal year 2021, we recognized within Other (expense) income, net on the Consolidated Statement of Operations, $5.0 million as a loss on extinguishment of debt, resulting from paying off the EIB Loan and the Eastward Loan Facilities (as defined below).

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

EIB Loan Facility

In August 2020, we entered into a finance contract with EIB and Spire Global Luxembourg S.a.r.l., as borrower. The finance contract provided for a term loan facility (the “EIB Loan Facility”) in an aggregate principal amount of up to EUR 20.0 million, available in three tranches, of which we borrowed EUR 12.0 million. The proceeds of the term loans were required to be used for our innovation and expansion activities in Luxembourg and potentially other European Union ("EU") countries. In connection with funding the term loan under the FP Credit Agreement, we repaid the outstanding obligations under the EIB Loan Facility, including a prepayment premium of EUR 0.2 million.

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

Our obligations under the finance contract were guaranteed by our material subsidiaries, as determined in accordance with the finance contract, and were secured by substantially all of our assets and the assets of the borrower. The finance contract contained customary affirmative and negative covenants, including covenants that limited our ability and our subsidiaries’ ability to, among other things, dispose of assets, consummate mergers or acquisitions, make investments, incur additional indebtedness, grant liens or pay dividends, or other distributions on our capital stock, subject in each case to customary exceptions and qualifications.

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

Under the terms of the EIB finance contract, on August 20, 2020, we issued to EIB a warrant exercisable for 454,899 shares (Tranche A) of Legacy Spire Common Stock at a price of $0.0001 per share. Upon completion of the Merger, the exercisable share count converted to 775,966. On October 29, 2020, we issued to EIB an additional warrant exercisable for 454,899 shares (Tranche B) of Legacy Spire Common Stock at a price of $0.0001 per share. Upon completion of the Merger, the exercisable share count converted to 775,966. Each such warrant included a put option, whereby EIB had the right to have us repurchase the warrants by paying EIB an amount equal to the then-current fair market value of the shares of Legacy Spire Common Stock for which the warrants were exercisable. The amount that we were required to pay upon the exercise of the put option was subject to a purchase price cap of EUR 10.0 million for each warrant. In September 2021, EIB submitted a notice of cancellation for the 775,966 EIB warrants

(Tranche A). In October 2021, EIB submitted a notice of cancellation for the remaining 775,966 EIB warrants (Tranche B). The total settlement value associated with the EIB warrants was $19.9 million and was paid in November 2021. Upon settlement, $12.8 million was released from restricted cash which had been held in guarantee for EIB warrant redemption.

Acquisition of exactEarth

In November 2021, we closed Acquisition for the purchase price of $129.0 million, consisting of $109.6 million in cash and $22.3 million of common stock, net of $3.0 million post-combination expense. The Acquisition accelerates growth of our existing maritime business with additional data solutions, cross-selling opportunities, and expansion of our geographic footprint. exactEarth is now a fully-owned subsidiary of Spire Global, Inc. and will continue to conduct operations from Cambridge, Ontario, Canada.

For additional detail regarding the terms associated with the Acquisition, see Note 4 to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2021.

Government Loan

As part of the Acquisition in November 2021, we assumed a loan agreement with the Strategic Innovation Fund ("SIF") which was recorded at fair value of the debt. As of March 31, 2022, $4.5 million was included in Long-term debt, non-current on our Consolidated Balance Sheet. Under this agreement and subsequent amendment, we are eligible to receive funding for certain expenditures incurred from February 13, 2018 to May 12, 2023, up to a maximum of $5.7 million. The loan is repayable in 15 annual payments beginning February 28, 2026 and has a stated interest rate of zero.

For additional information, see Note 6 to our unaudited Condensed Consolidated Financial Statements as of March 31, 2022, and for the three months ended March 31, 2022 included in this Quarterly Report on Form 10-Q.

Convertible Notes

From July 2019 through October 2020, we issued and sold subordinated convertible promissory notes in the aggregate principal amount of $42.9 million (the “2019 Spire Notes”). In May 2021, we agreed with the holders of the 2019 Spire Notes to extend the maturity date of all convertible promissory notes outstanding at December 31, 2020 from January 29, 2022 to July 31, 2022. From January 2021 through February 2021, we issued and sold subordinated convertible promissory notes in the aggregate principal amount of $20.0 million, which mature four years from the date of issuance (the “2021 Spire Notes”). The 2019 Spire Notes and the 2021 Spire Notes accrued interest at a rate of 8.0% per annum and converted into shares of our common stock in connection with the closing of the Merger (the "Closing"), so they are no longer outstanding.

The following table summarizes our net cash used in operating activities, net cash used in investing activities, and net cash provided by financing activities for the periods indicated:

	Three Months Ended March 31,
(in thousands)	2022	2021
Net cash used in operating activities	$(14,991)	$(10,821)
Net cash used in investing activities	$(4,262)	$(1,378)
Net cash provided by financing activities	$733	$20,233

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

Net cash used in operating activities in the three months ended March 31, 2022 was $15.0 million. This reflected our net loss of $18.2 million, adjustments for non-cash items of $2.8 million, and a net increase in our operating assets and liabilities of $0.4 million. Non-cash items primarily included $4.8 million of depreciation and amortization expense, $2.3 million of stock-based compensation, $1.4 million of debt issuance amortization expense and $0.6 million for reduction of operating lease assets, offset by $5.8 million non-cash gain on the contingent earnout liability revaluation and $0.5 million on warrant liability revaluation. The net increase in operating assets and liabilities primarily included a $2.2 million decrease in accounts receivable, a $1.9 million decrease in other current and long-term assets, and a $1.1 million increase in other accrued expenses. This was offset by a $1.5 million increase in contract assets, a $0.3 million decrease in operating lease liabilities, a $1.1 million decrease in accrued wages and benefits, a $1.0 million decrease in contract liabilities, a $0.8 million decrease in accounts payable, and a $0.1 million decrease in other long-term liabilities.

Net cash used in operating activities in the three months ended March 31, 2021 was $10.8 million. This reflected our net loss of $19.7 million, adjustments for non-cash items of $10.5 million, and a net reduction of $1.6 million driven by changes in operating assets and liabilities. Non-cash items primarily included $6.0 million for the revaluation of warrant liability related to our EIB credit arrangement, $2.5 million of stock-based compensation expense, $1.7 million of depreciation and amortization expense and $2.0 million of non-cash interest and financing related costs associated with our convertible and promissory notes, offset by a $1.7 million credit driven by our PPP loan forgiveness. The net decrease in operating assets and liabilities primarily included an increase in accounts receivable of $3.8 million driven by growth in new and existing customer business, an increase of $0.7 million in accrued wages and benefits and contract liabilities, and an increase of $1.1 million in accounts payable, offset by a reduction in other accrued expenses of $1.7 million.

Cash Flows from Investing Activities

The cash flows from investing activities primarily relate to cash used for business acquisitions, the procurement, development, and deployment of capital assets, including satellites, ground stations, machinery and equipment, furniture, computer equipment and software, and leasehold improvements.

Net cash used in investing activities in the three months ended March 31, 2022 was $4.3 million. This was driven by $3.9 million of investment in our technology infrastructure and $0.4 million of investment in leasehold improvements, furniture, computer equipment, and machinery equipment.

Net cash used in investing activities in the three months ended March 31, 2021 was $1.4 million. This was primarily driven by $1.2 million of investment in our technology infrastructure and $0.2 million of investment in leasehold improvements and computer equipment.

Cash Flows from Financing Activities

The cash flows from financing activities relate primarily to proceeds from the issuance of convertible notes.

Net cash provided by financing activities in the three months ended March 31, 2022 was $0.7 million. This was driven by $0.6 million of proceeds from the issuance of common stock and $0.1 million of proceeds from long-term debt.

Net cash provided by financing activities in the three months ended March 31, 2021 was $20.2 million. This was primarily driven by $20.0 million of proceeds from convertible notes and $0.3 million from stock option exercise proceeds offset by $0.1 million of debt issuance expense.

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

There have been no material changes to our critical accounting policies and estimates as compared to those disclosed in Part II, Item 7, Critical Accounting Policies and Estimates in our Annual Report on Form 10-K for the year ended December 31, 2021.

Accounting Pronouncements Recently Adopted and Not Yet Adopted

See Note 2 to our unaudited Condensed Consolidated Financial Statements as of March 31, 2022, and for the three months ended March 31, 2022 included in this Quarterly Report on Form 10-Q.

Emerging Growth Company Status

We are an “emerging growth company,” as defined in Section 2(a)(19) of the Securities Act, as modified by the Jumpstart our Business Startups Act (the "JOBS Act"). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. We have elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that we are (i) no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our Consolidated Financial Statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Foreign currency exchange risk

Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro, British Pound Sterling, Singapore Dollar, and Canadian Dollar and may be adversely affected in the future due to changes in foreign currency exchange rates. We continue to experience foreign currency fluctuations primarily due to the periodic re-measurement of our foreign currency monetary account balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. Changes in exchange rates may negatively affect our revenue and other results of operations as expressed in U.S. dollars. We do not currently engage in foreign exchange hedging contracts. As we continue to expand our international presence, we will assess options for mitigating foreign exchange risk.

We have experienced and will continue to experience fluctuations in our net loss as a result of gains or losses related to revaluing certain asset and current liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. For our three months ended March 31, 2022 and 2021, we had a loss of $0.9 million and a gain of $0.4 million, respectively. A hypothetical 10% strengthening or weakening of the U.S. dollar relative to the currencies in which our revenue and expenses are denominated would have resulted in an increase or decrease, respectively, in our reported three months ended March 31, 2022, pre-tax loss of approximately $0.9 million.

Interest rate sensitivity

We had cash and cash equivalents totaling $91.6 million as of December 31, 2021. This amount was held primarily in demand deposit accounts. The cash and cash equivalents are held for working capital purposes or strategic investment purposes. We do not enter into investments for trading or speculative purposes. As of March 31, 2022, the FP Term Loan had a fixed rate of 9.0% with no exposure to interest rate fluctuations. The SIF loan is interest free.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended ("Exchange Act") is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Our principal executive officer and principal financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule(s) 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2022. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of March 31, 2022 because of the material weaknesses in internal control over financial reporting described below.

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

We did not design and maintain an effective control environment commensurate with the financial reporting requirements of a public company. Specifically, we lacked a sufficient number of professionals with an appropriate level of internal controls and accounting knowledge, training, and experience to appropriately analyze, record and disclose accounting matters timely and accurately. Additionally, the lack of a sufficient number of professionals resulted in an inability to consistently establish appropriate authorities and responsibilities in pursuit of our financial reporting objectives, as demonstrated by, amongst other things, insufficient segregation of duties in our finance and accounting functions. This material weakness contributed to the following additional material weaknesses.

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

Segregation of Duties

Our remediation actions related to improving the controls related to segregation of duties include the following:

•
The Company has designed and implemented controls to prevent or detect a material misstatement resulting from certain personnel with the ability to create and post journal entries within the Company’s general ledger system. Management reviews all journal entries initiated and approved to ensure appropriate segregation of duties. These controls will be performed until automated controls are designed and operating effectively to ensure appropriate segregation of duties. Management will incorporate segregation of duties testing, including testing of the controls for journal entries, into its overall testing program during 2022.
•
The Company has designed and implemented controls to ensure appropriate segregation of duties related to account reconciliation preparation and review.
•
In 2021, the Company engaged a third-party to complete an initial Segregation of Duties Assessment. In 2022, the Company will complete a thorough segregation of duties analysis across all processes and locations, including establishing appropriate authorities and responsibilities.

Non-routine, unusual or complex transactions

Our remediation actions related to improving our controls related to accounting for non-routine, unusual, or complex transactions include the following:

•
The Company will design and implement controls to timely identify and account for non-routine, unusual or complex transactions, including controls over the preparation and review of accounting memoranda addressing these matters. The Company will incorporate testing of controls over non-routine, unusual or complex transactions into its overall testing program during 2022. Since the Merger occurred in August 2021, warrant instruments are accounted for in accordance with the Company’s accounting policy, which ensures proper application of GAAP for such transactions.

IT General Controls

Our remediation actions related to improving our IT general controls include the following:

•
Management designed and maintained testing and approval controls for program development to ensure that the software is aligned with business and IT requirements. This includes final approval and testing of the software prior to migration to production.
•
The Company will design and implement IT general controls, including controls over the review and update of user access rights and privileges and change management. As of March 2022, the Company has mapped a revised series of IT-related control activities for our Enterprise Resource Planning (ERP) system, with the goal to execute IT general controls (ITGCs) over our ERP system, and then design and implement similar controls for the remaining of our financially relevant applications.

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

Changes in Internal Control over Financial Reporting

We are taking actions to remediate the material weakness in our internal control over financial reporting. There were no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•
We rely on Amazon Web Services ("AWS") to deliver our platform to our customers, and any disruption of, or interference with, our use of AWS could adversely affect our business, financial condition, and results of operations.
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
•
The dual class structure of our common stock has the effect of concentrating voting power with the Legacy Spire Founders, which will limit an investor’s ability to influence the outcome of important transactions, including a change in control. Additionally, two of the Legacy Spire Founders, Peter Platzer and Theresa Condor, are husband and wife, which may further concentrate the influence of the Legacy Spire Founders and further limit an investor’s ability to influence the company.

Risks Related to Our Industry and Business

Our revenue growth rate and financial performance in recent periods may not be indicative of future performance.

We have grown over recent periods, and therefore our revenue growth rate and financial performance should not be considered indicative of our future performance. For example, our revenue was $18.1 million and $9.7 million for the three months ended March 31, 2022 and 2021, respectively. In addition, due to the COVID-19 pandemic, our revenue and other results of operations have been negatively impacted. The circumstances that have impacted the growth of our business stemming from the effects of the COVID-19 pandemic may continue in the future, and the growth rates in revenue may decline in future periods. You should not rely on our revenue for any previous quarterly or annual period as any indication of our revenue or revenue growth in future periods. As we grow our business, we expect our revenue growth rates to decline compared to prior fiscal years due to a number of reasons, which may include more challenging comparisons to prior periods as our revenue grows, slowing demand for our platform, increasing competition, a decrease in the growth of our overall market or market saturation, and our failure to capitalize on growth opportunities.

We may fail to effectively manage our growth, which would adversely affect our business, financial condition, and results of operations.

We are a rapidly growing company, and our future growth depends, in part, on our ability to manage our growth successfully. For example, the number of ARR Customers was 627 as of March 31, 2022, increased from 169 as of March 31, 2021. To effectively manage this growth, we will need to continue to improve and expand our operating and administrative systems, financial infrastructure, financial controls, technological operations infrastructure, and our internal IT systems, which we may not be able to do efficiently in a timely manner, or at all. To do so, we may seek to deploy products and services from third-party providers, which may not be available on commercially reasonable terms, or at all, and may not perform to our expectations. For the definition of ARR and ARR Customers, see the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Business Metrics.”

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

We have incurred net losses since our inception, and we expect to continue to incur net losses in the near future. We incurred net losses of $18.1 million for the three months ended March 31, 2022, and $9.7 million for the three months ended March 31, 2021. We expect our operating expenses to increase over the next several years, as we continue to hire additional personnel, particularly in sales and marketing and research and development, expand our operations and infrastructure, both domestically and internationally, and continue to develop our platform’s features. These efforts may be more costly than we may expect and may not result in increased revenue or growth in our business. In addition to the expected costs to grow our business, we also will increase legal, accounting, and other expenses as a public company. Any failure to increase our revenue sufficiently to offset the increases in our operating expenses will limit our ability to achieve or maintain profitability in the future. Further, if we are unable to successfully address these risks and challenges as we encounter them, our business, financial condition, and results of operations could be adversely affected.

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
•
adverse litigation judgments, settlements, or other litigation-related costs; and
•
general economic conditions in either domestic or international markets, including currency exchange rate fluctuations and geopolitical uncertainty and instability, such as the conflict in Ukraine and its impacts on the region and the global economy.

Any one or more of the factors above may result in significant fluctuations in our results of operations. We also intend to continue to invest significantly to grow our business in the near future rather than optimizing for profitability or cash flows. In addition, our results of operations may fluctuate from quarter to quarter depending on customer buying habits, and whether they are purchasing a subscription or a project-based data solution. The timing of customer acceptance on project-based deliverables may impact or delay our recognition of revenue from such projects. The variability of our results of operations or other operating estimates could result in our failure to meet our expectations or those of securities analysts or investors.

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

We have historically derived a significant portion of our revenue from contracts with federal, state, local, and foreign governments, which accounted for approximately 32% of our revenues for the three months ended March 31, 2022. We believe that the future success and growth of our business will depend in part on our ability to continue to maintain and procure government contracts. Within the government channel, approximately 65% of revenue for the three months ended March 31, 2022 was generated by three government customers. Contracts with any government entity may be terminated or suspended by the government at any time, with or without cause. There can be no assurance that any contract with the government of any country will not be terminated or suspended in the future. Although we attempt to ensure that government contracts have standard provisions such as termination for convenience language which reimburses us for reasonable costs incurred, the payments are not assured and may not be sufficient to fully compensate us for any early termination of a contract. The loss of one or more of our government customers, or any significant decrease in sales to these customers, could reduce our net sales and adversely affect our business, financial condition, and results of operations.

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

Our satellites, despite extensive testing and quality control, have in the past and may in the future contain defects, errors, or vulnerabilities, or may not perform as contemplated. These defects, errors, or vulnerabilities could result in exposure of data, data loss, data leakage, unanticipated downtime, or other events that would result in harm to our reputation, loss of customers or revenue, refunds, service terminations, or lack of market acceptance of our platform. Errors, viruses, or bugs may also be present in data, software, or hardware that we acquire or license from third parties and incorporate into our platform or in third-party software or hardware that our customers use in conjunction with our platform. Our customers’ proprietary software and network firewall protections may corrupt data from our offerings and create difficulties in implementing our solutions.

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

Some of our primary competitors include Orbcomm Inc. in our maritime data vertical, Aireon LLC in our aviation data vertical, and GeoOptics, Inc. in our weather data vertical, with respect to radio occultation data services. In the weather industry, we also compete more broadly with analytics companies and government agencies such as AccuWeather, Inc., Weathernews Inc., MeteoGroup (acquired by DTN, LLC), ClimaCell, Inc., the European Centre for Medium-Range Weather Forecasts (“ECMWF”), NOAA, and The Weather Company.

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

The satellite communications industry is subject to rapid advances and innovations in technology. We may face competition in the future from companies using new service solutions, innovative technologies, and equipment, including new low earth orbit constellations and expansion of existing geostationary satellite systems or new technology that could eliminate the need for a satellite system. New service solutions and technologies could render our offerings obsolete or less competitive by satisfying customer demand in more attractive ways or through the introduction of incompatible standards. For example, if new transmitters are deployed that emit in the same frequencies as automatic identification system (AIS), they might cause our AIS services to be severely compromised or disabled or alternatively if a material number of vessels were to turn off their AIS transmitting devices during their voyages then this would reduce the utility of the Company's AIS data services. Particular technological developments that could adversely affect us include the deployment by our competitors of new satellites with greater power, flexibility, efficiency, or capabilities, as well as continuing improvements in terrestrial technologies. In order for our business to keep pace with technological changes and remain competitive, we may need to make significant capital expenditures, including capital to design and launch new platform features and services. New technologies may also be protected by patents or other intellectual property laws and therefore may not be available. Any failure to implement new technology within our platform may compromise our ability to compete.

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
•
differing labor regulations, especially in the EU, where labor laws may be more favorable to employees;
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
•
costs of compliance with foreign laws and regulations and the risks and costs of non-compliance with such laws and regulations, including, but not limited to data privacy, data protection, and data security laws and regulations, particularly in the EU;
•
compliance with anti-bribery laws, including, without limitation, the U.S. Foreign Corrupt Practices Act of 1977, as amended (the “FCPA”), the U.S. Travel Act, and the UK Bribery Act 2010, violations of which could lead to significant fines, penalties, and collateral consequences for us;
•
risks relating to the implementation of exchange controls, including restrictions promulgated by Office of Foreign Assets Control ("OFAC"), and other similar trade protection regulations and measures;
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

We have in the past acquired, and may in the future acquire or invest in, businesses, offerings, technologies, or talent that we believe could complement or expand our platform, enhance our technical capabilities, or otherwise offer growth opportunities. For example, on November 30, 2021, we completed the Acquisition, acquiring a leading provider of global maritime vessel data for ship tracking and maritime situational awareness solutions in Canada. We may not be able to fully realize the anticipated benefits of such acquisitions or investments. The pursuit of potential acquisitions may divert the attention of management and cause us to incur significant expenses related to identifying, investigating, and pursuing suitable acquisitions, whether or not they are consummated.

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

If we experience greater than anticipated costs to integrate, or are not able to successfully integrate, exactEarth into our existing operations, we may not be able to achieve the anticipated benefits of the Acquisition, including cost savings and other synergies and growth opportunities. Even if the integration of exactEarth’s business is successful, we may not realize all of the anticipated benefits of the Acquisition during the anticipated time frame, or at all. For example, under the terms of L3Harris Agreement, as amended on January 21, 2020, exactEarth is required to pay a fixed fee of $358,000 per month and to share 30% of its revenues from S-AIS data products in excess of $16.0 million annually. Under this agreement, exactEarth may pay a substantial portion of revenue associated with legacy exactEarth customers, or other customers to which exactEarth agrees to sell or Spire agrees to re-sell such data, to L3Harris, which means that the amount of incremental revenue that accrues to the Spire company group as a result of the Acquisition will be reduced. Also, events outside our control, such as changes in regulations and laws, as well as economic trends, including as a result of the COVID-19 pandemic, could adversely affect our ability to realize the expected benefits from the Acquisition.

In addition, the L3Harris Agreement contains certain restrictive covenants which restrict exactEarth from certain activities, such as selling the L3Harris AIS data to the U.S. federal government, or competing with L3Harris by engaging in certain activities related to the creation or sale of high frequency data services similar to those offered by the Real-Time Second-Generation Constellation, or products containing or derived therefrom, other than as contemplated by the L3Harris Agreement. These restrictions may prevent exactEarth from entering into possible beneficial arrangements, and may limit the benefits we are able to realize as a result of the Acquisition. In addition, if we are engaged in disputes with L3Harris as a results of operations that are perceived to violate these restrictions, it could adversely affect our business, financial condition and our operations.

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

We cannot predict the timing, strength, or duration of any economic slowdown, instability, or recovery, generally or within any particular industry or geography. Any downturn of the general economy or industries in which we operate would adversely affect our business, financial condition, and results of operations. For example, the full impact of the COVID-19 pandemic is unknown at this time but could result in adverse changes in our results of operations for an unknown period of time as the virus and its related social and economic impacts spread.

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

Any actual or perceived security or privacy breach or incident could interrupt our operations, harm our reputation and brand, result in financial exposure, and lead to loss of user confidence in us or decreased use of our platform, any of which could adversely affect our business, financial condition, and results of operations.

The use of our platform involves the collection, storage, processing, and transmission of customers’ data. In addition, we collect, process, store, and transmit our own data as part of our business operations. Our data or our customers’ data may include personal data or confidential or proprietary information. Increasingly, threats from computer malware, ransomware, viruses, social engineering (including phishing attacks), denial of service or other attacks, employee theft or misuse, and general hacking have become more prevalent in our industry. Any security breaches or incidents owing to these or other causes could result in loss of or unauthorized access to, damage to, disablement or encryption of, use or misuse of, disclosure of, modification of, or destruction or other unauthorized processing of, our data or our customers’ data, or disrupt our ability to operate our platform. Any actual or perceived security breach or incident could interrupt our operations, harm our reputation and brand, result in remediation and cybersecurity protection costs, result in lost revenue, lead to litigation and legal risks, increase our insurance premiums, result in any other financial exposure, lead to loss of user confidence in us or decreased use of our platform, and otherwise damage our competitiveness, business, financial condition, and results of operations. The conflict in Ukraine and associated activities in Ukraine and Russia may increase the risk of cyberattacks on various types of infrastructure and operations. We believe those risks may be particularly heightened for us and other providers of satellite infrastructure and space operations, and that we face heightened risks of cyberattacks and other attacks on our infrastructure, systems, and operations in connection with the conflict in Ukraine and associated activities in Ukraine and Russia.

We have taken steps and implemented measures designed to protect the data that we have access to, but our security measures or those of our third-party service providers could be insufficient or breached or otherwise fail as a result of third-party action, employee errors, technological limitations, defects, vulnerabilities in our offerings or those of our third-party service providers, malfeasance, or otherwise. Additionally, with many of our employees currently working remotely due to the COVID-19 pandemic, we may be exposed to increased risks of security breaches or incidents. We may need to enhance the security of our platform, our data, and the other data we maintain or that we or our third-party service providers maintain or otherwise process, and our internal IT infrastructure, which may require additional resources and may not be successful. Furthermore, because we do not control our third-party service providers and our ability to monitor their data security is limited, we cannot ensure the security measures they take will be sufficient to protect our platform or IT infrastructure or our and our customers’ data. There can be no assurance that any security measures that we or our third-party service providers have implemented will be effective against current or future security threats. Our security measures or those of our third-party service providers could fail and result in loss of our unauthorized access to, damage to, disablement or encryption of, use or misuse of, disclosure of, modification of, or destruction of, or otherwise unauthorized processing of, such data. Further, because there are many different security breach techniques and such techniques continue to evolve and are generally not detected until after an incident has occurred, we may be unable to implement adequate preventative measures, anticipate attempted security breaches or other security incidents, or react in a timely manner. In addition, we have recently seen an increase in phishing attempts and spam emails in connection with the COVID-19 pandemic.

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

We are subject to a variety of federal, state, local, and international laws, directives, and regulations, as well as contractual obligations, relating to the collection, use, retention, security, disclosure, transfer, and other processing of personal information and other data. The regulatory framework for privacy, data protection, and data transfers worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. For example, the Court of Justice of the European Union in July 2020 struck down the EU-U.S. Privacy Shield framework, which provided companies with a mechanism to comply with data protection requirements when transferring personal data from the EU to the United States. In some cases, data privacy laws and regulations, such as the General Data Protection Regulation ("GDPR"), which took effect in May 2018, or substantially equivalent legislation adopted in the United Kingdom (the "UK GDPR"), impose obligations on us and on many of our customers, including with respect to cross-border data transfers.

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

In addition, domestic data privacy laws, such as the California Consumer Privacy Act ("CCPA"), which took effect in January 2020, the recently passed California Privacy Rights Act ("CPRA") and Virginia's Consumer Data Protection Act ("CDPA"), each of which take effect January 1, 2023, the Colorado Privacy Act (the “CPA”), which takes effect July 1, 2023, and the Utah Consumer Privacy Act (the "UCPA"), continue to evolve and could expose us to further regulatory or operational burdens. Some countries also are considering or have passed legislation requiring local storage and processing of data, or similar requirements, which could increase the cost and complexity of delivering our platform and other aspects of our operations. Complying with the GDPR, UK GDPR DSL, PIPL, CCPA, CPRA, CDPA, CPA, UCPA, or other laws, regulations, amendments to or re-interpretations of existing laws and regulations, and contractual or other actual or alleged obligations relating to privacy, data protection, data transfers, data localization, or information security may require us to make changes to our services to enable us, our data suppliers or our customers to meet new legal requirements, incur substantial operational costs, modify our data practices and policies, engage in additional contractual negotiations, and restrict our business operations. Any actual or perceived failure by us to comply with these laws, regulations, or other obligations may lead to significant fines, penalties, regulatory investigations, lawsuits, significant costs for remediation, damage to our reputation, or other liabilities.

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

Countries or their regulatory authorities or the International Telecommunication Union ("ITU"), a specialized technical agency of the United Nations, may adopt new laws, policies, or regulations, or change their interpretation of existing laws, policies, or regulations, that could cause our existing authorizations and the frequency allocations that we rely on for use of our satellites to be changed or cancelled, require us to incur additional costs, impose or change existing price ceilings, or otherwise adversely affect our operations or revenues. As a result, any currently held regulatory authorizations and licenses are subject to rescission and renewal and may not remain sufficient or additional authorizations may be necessary that we may not be able to obtain on a timely basis or on terms that are not unduly burdensome. There is no guarantee that such licenses will be renewed.

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

In many cases, our services are or may in the future be subject to U.S. export control laws and regulations including the Export Administration Regulations ("EAR") and International Traffic in Arms Regulations ("ITAR"), and subject to trade and economic sanctions maintained by OFAC. We are also subject to export control and trade sanctions laws and regulations in the EU, the United Kingdom, Singapore, Canada and other jurisdictions in which we operate. As such, an export license may be required to export or re-export our technology and services to certain countries or end-users, or for certain end-uses. If we were to fail to comply with such U.S. export controls laws and regulations, U.S. economic sanctions, or other similar laws or regulations in other jurisdictions, we could be subject to both civil and criminal penalties, including substantial fines, possible incarceration for employees and managers for willful violations, and the possible loss of our export or import privileges. Compliance with the EAR, ITAR, and other applicable regulatory requirements regarding the export of our services, including new releases and/or the performance of services, may create delays in the introduction of our services in non-U.S. markets, prevent our customers with non-U.S. operations from deploying these services throughout their global systems or, in some cases, prevent the export of the services to some countries altogether.

Obtaining the necessary export license for a particular sale or offering may not be possible, may be time-consuming, and may result in the delay or loss of sales opportunities. In addition, compliance with the directives of the Directorate of Defense Trade Controls ("DDTC") may result in substantial expenses and diversion of management attention. Any failure to adequately address the directives of DDTC could result in civil fines or suspension or loss of our export privileges, any of which could materially adversely affect our business, financial condition, results of operations and growth prospects. Further, U.S. export control laws and economic sanctions as well as similar laws and regulations in other jurisdictions prohibit the export of offerings to certain U.S. embargoed or sanctioned countries, governments, and persons, as well as for prohibited end-uses. We have failed, and may in the future fail, to secure or maintain at all times all required export authorizations, which could have negative consequences on our business, including reputational harm and civil and criminal penalties. Further, we have failed, and may fail to secure or maintain at all times, all required export authorizations, which could have negative consequences on our business, including reputational harm, and lead to government investigations and criminal and civil penalties. Additionally, even though we take precautions to ensure that we comply with all relevant export control laws and regulations, monitoring and ensuring compliance with these complex export controls and sanctions is particularly challenging because our offerings are widely distributed throughout the world. Even though we take precautions to ensure that we and our partners comply with all relevant export control laws and regulations, any failure by us or our partners to comply with such laws and regulations could have negative consequences for us, including reputational harm, government investigations and penalties.

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

On January 1, 2022, a provision of the Tax Act went into effect, eliminating the option to deduct domestic research and development costs in the year incurred and instead requiring taxpayers to amortize such costs over five years. If no new legislation is passed, the provision would go into effect for our fiscal years ending on or after December 31, 2022. It could potentially have an impact on our effective tax rate due to the valuation allowance we have on our U.S. federal deferred tax assets. We are currently evaluating the potential impact.

Regulatory or legislative developments may arise from the proposed U.S. tax reform under the Biden Administration, which has proposed several changes to the corporate income tax regime, which, if adopted, could result in increased taxation of our business operations. There is uncertainty regarding what changes, if any, will be enacted and the effect on our business and financial results.

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

As of December 31, 2021, we had $189.3 million of federal and $65.5 million of state net operating loss carryforwards (“Net Operating Losses”), available to reduce future taxable income. Of the approximately $189.3 million in U.S. federal Net Operating Losses, approximately $106.8 million will be carried forward indefinitely for U.S. federal tax purposes and approximately $82.5 million will begin to expire in 2032. Our $65.5 million of state Net Operating Losses will expire in various tax years beginning in 2032. It is possible that we will not generate taxable income in time to use Net Operating Losses before their expiration, or at all.

In addition, our federal and state Net Operating Losses and certain tax credits may be subject to significant limitations under Section 382 and Section 383, respectively of the Internal Revenue Code of 1986, as amended (the “Code”), and similar provisions under state law. In general, under those sections of the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes, such as research and development tax credits, to offset its post-change income or tax liability may be limited. In general, an “ownership change” will occur if there is a cumulative change in our ownership by “5-percent stockholders” that exceeds 50 percentage points over a rolling three-year period. Future changes in our stock ownership, which may be outside of our control, may trigger an ownership change. Similar provisions of state tax law may also apply to limit our use of our accumulated state tax attributes. As a result, even if we earn net taxable income in the future, our ability to use our or Legacy Spire’s Net Operating Losses and other tax attributes to offset such taxable income or tax liability may be subject to limitations, which could potentially adversely affect our cash flows and result in increased future income tax liability.

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

GAAP is subject to interpretation by the Financial Accounting Standards Board, the SEC, and other various bodies formed to promulgate and interpret appropriate accounting principles. Changes in accounting principles applicable to it, or varying interpretations of current accounting principles, in particular, with respect to revenue recognition of our solutions, could have a significant effect on our reported results of operations. Further, any difficulties in the implementation of changes in accounting principles, including the ability to modify our accounting systems, could cause us to fail to meet our financial reporting obligations, which could result in regulatory discipline and harm investors’ confidence in us.

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

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), and the listing standards of the NYSE. Section 404(a) of the Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are required to provide an annual management report on the effectiveness of our internal controls over financial reporting. Management must certify internal controls are designed and operating effectively through documentation and testing. The standards required for a public company under Section 404(a) are significantly more stringent than those required of us as a privately-held company. We are continuing to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we will file with the SEC is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that information required to be disclosed in reports under the Exchange Act is accumulated and communicated to our principal executive and financial officers. We are also continuing to improve our internal control over financial reporting. We have expended, and anticipate that we will continue to expend, significant resources in order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting.

Our current controls and any new controls that we develop may become inadequate because of changes in the conditions in our business, including increased complexity resulting from any international expansion. Further, weaknesses in our disclosure controls or our internal control over financial reporting have been and may be discovered in the future. Our management may not be able to effectively and timely implement controls and procedures that adequately respond to the increased regulatory compliance and reporting requirements. Any failure to develop or maintain effective controls, or any difficulties encountered in their implementation or improvement, could harm our results of operations or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting in a timely manner or with adequate compliance could also adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we will eventually be required to include in our periodic reports that will be filed with the SEC. Ineffective disclosure controls and procedures and internal control over financial reporting could also have a material adverse effect on our business and cause investors to lose confidence in our reported financial and other information, which would likely adversely affect the market price of our common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the NYSE.

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

(iv)
We did not design and maintain effective controls over certain information technology general controls for information systems that are relevant to the preparation of our financial statements. Specifically, we did not design and maintain:
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

These IT deficiencies did not result in a misstatement to the financial statements, however, the deficiencies, when aggregated, could impact our ability to maintain effective segregation of duties, as well as the effectiveness of IT-dependent controls (such as automated controls that address the risk of material misstatement to one or more assertions, along with the IT controls and underlying data that support the effectiveness of system-generated data and reports) that could result in misstatements potentially impacting all financial statement accounts and disclosures that would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected. Accordingly, management has determined these deficiencies in the aggregate constitute a material weakness. We will take certain measures to remediate these material weaknesses described above, as described in Item 4 of this Quarterly Report on Form 10-Q.

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

Our metrics and estimates, used to evaluate our performance and to make results of operations projections, rely in large part upon assumptions and analyses developed by us and are subject to inherent challenges in measurement. Any real or perceived inaccuracies in those estimates may harm our reputation and negatively affect our business.

We regularly review and may adjust our processes for calculating our metrics and estimates used to make projections about our results of operations, evaluate our growth, measure our performance, and make strategic decisions. Our analysis is based on data such as renewal and upsell rates, number of new customers, average selling prices, sales pipeline analysis, sales quota targets and expected achievement, bookings, billings, number of satellites to be built and launched, number of ground stations to be built and put into service, headcount that is required to support the business, and non-headcount spending that is required to support the business. These metrics are calculated using internal company data and have not been evaluated by a third party. Our metrics and estimates may differ from estimates published by third parties or from similarly titled metrics of our competitors due to differences in methodology or the assumptions on which we rely. While we believe our assumptions and the data underlying our metrics and estimates are reasonable, these metrics and estimates may not be accurate and the conditions supporting our metrics and estimates may change at any time, thereby reducing the predictive accuracy of these underlying factors. As a result, our metrics and estimates of the total addressable market, as well as the expected growth rate for the total addressable market, may prove to be inaccurate. Even if the markets in which we compete meet the size estimates and growth we have forecasted, our business could fail to grow at similar rates, if at all. If securities analysts or investors do not consider our metrics or estimates to be accurate representations of our business, or if we discover material inaccuracies in our metrics or estimates, then the market price of our common stock could decline, our reputation and brand could be harmed, our actual results might diverge from our results of operations projections, and our business, financial condition, and results of operations could be adversely affected.

We have substantial indebtedness under our credit facility and our obligations thereunder may limit our operational flexibility or otherwise adversely affect our financial condition.

In April 2021, we entered into the FP Credit Agreement, which provides us with a senior secured convertible credit facility in an aggregate principal amount of $70.0 million that was fully drawn in May 2021. We used a portion of the proceeds from the term loan to repay our outstanding obligations under our existing credit facilities with Eastward Fund Management, LLC and EIB. There can be no assurance that we will be able to repay this indebtedness when due, or that we will be able to refinance this indebtedness on acceptable terms or at all.

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

Our certificate of incorporation and bylaws contain provisions that could have the effect of rendering more difficult, delaying, or preventing an acquisition deemed undesirable by our board of directors and therefore depress the trading price of our Class A common stock. These provisions could also make it difficult for stockholders to take certain actions, including electing directors who are not nominated by the current members of our board of directors or taking other corporate actions, including effecting changes in our management. Among other things, our certificate of incorporation and bylaws include provisions regarding:

•
a dual-class common stock structure, which provides the Legacy Spire Founders with the ability to determine or significantly influence the outcome of matters requiring stockholder approval, even if they own significantly less than a majority of the shares of outstanding common stock;
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

Our bylaws require, to the fullest extent permitted by law, that derivative actions brought in our name, actions against directors, officers, and employees for breach of fiduciary duty and other similar actions may be brought in the Court of Chancery in the State of Delaware or, if that court lacks subject matter jurisdiction, another federal or state court situated in the State of Delaware. Any person or entity purchasing or otherwise acquiring any interest in shares of our Class A common stock shall be deemed to have notice of and consented to the forum provisions in our bylaws. In addition, our bylaws provide that the federal district courts of the United States shall be the exclusive forum for the resolution of any complaint asserting a cause of action under the Securities Act of 1933, as amended (the "Securities Act").

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

The dual class structure of our common stock has the effect of concentrating voting power with the Legacy Spire Founders, which will limit an investor’s ability to influence the outcome of important transactions, including a change in control. Additionally, two of the Legacy Spire Founders, Peter Platzer and Theresa Condor, are husband and wife, which may further concentrate the influence of the Legacy Spire Founders and further limit an investor’s ability to influence the company.

The dual-class structure of our common stock has the effect of concentrating voting power with our Legacy Spire Founders, which will limit your ability to influence the outcome of matters submitted to our stockholders for approval, including the election of our board of directors, the adoption of amendments to our certificate of incorporation and bylaws, and the approval of any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction. Our Class A common stock has one vote per share and our Class B common stock that is held only by our Legacy Spire Founders has nine votes per share. Accordingly, the Class B common stock held by the Legacy Spire Founders represents approximately 43.8% of the voting power of our outstanding capital stock in the aggregate as of December 31, 2021. Additionally, the Class A common stock and Class B common stock held by two of the Legacy Spire Founders, Peter Platzer and Theresa Condor, who are husband and wife, represents approximately 30.6% of the voting power of our outstanding capital stock in the aggregate as of December 31, 2021. As a result, Peter Platzer and Theresa Condor and the other Legacy Spire Founders will be able to determine or significantly influence any action requiring the approval of our stockholders, including the election of our board of directors, the adoption of amendments to our certificate of incorporation and bylaws, and the approval of any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction. The Legacy Spire Founders may have interests that differ from yours and may vote in a way with which you disagree, and which may be adverse to your interests. This concentrated control may have the effect of delaying, preventing, or deterring a change in control, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of the company, and might ultimately affect the market price of our common stock. Further, the separation between voting power and economic interests could cause conflicts of interest between the Legacy Spire Founders and our other stockholders, which may result in the Legacy Spire Founders undertaking, or causing us to undertake, actions that would be desirable for themselves but would not be desirable for our other stockholders. The numbers of shares and percentage interests set forth above assume that there are no future exercises of the warrants.

Future transfers by the holders of our Class B common stock will generally result in those shares automatically transferring to us for no consideration, subject to limited exceptions, such as certain transfers effected for estate planning or other transfers among the Legacy Spire Founders and their family members.

In addition, each share of our Class B common stock will automatically be transferred to us for no consideration upon the following events: (i) on the affirmative written election of such holder to transfer such share of our Class B common stock to us, or if later, at the time or the happening of a future event specified in such written election (which election may be revoked by such holder prior to the date on which the automatic transfer to us would otherwise occur unless otherwise specified by such holder); (ii) the date fixed by our board of directors that is no less than 61 days and no more than 180 days following the first time after 11:59 p.m. Eastern Time on the Closing Date that both (a) such Legacy Spire Founder is no longer providing services to us as an officer, employee, or consultant and (b) such Legacy Spire Founder is no longer a director of the company; (iii) the date fixed by our board of directors that is no less than 61 days and no more than 180 days following the date that such Legacy Spire Founder’s employment with us is terminated for cause (as defined in our certificate of incorporation); and (iv) upon the death or disability (as defined in our certificate of incorporation) of such Legacy Spire Founder.

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

Additionally, our ability to pay cash dividends on our common stock is limited by restrictions under the terms of the FP Credit Agreement for the FP Term Loan. Consequently, investors may need to rely on sales of their shares after price appreciation, which may never occur, as the only way to realize any future gains on their investment.

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

As a public company, we incur substantial legal, accounting, administrative, and other costs and expenses that Legacy Spire (as defined in our Notes to Unaudited Condensed Consolidated Financial Statements) did not incur as a private company. The Sarbanes-Oxley Act, including the requirements of Section 404, as well as rules and regulations subsequently implemented by the SEC, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, and the rules and regulations promulgated and to be promulgated thereunder, the PCAOB and the securities exchanges, impose additional reporting and other obligations on public companies. Compliance with public company requirements increases costs and make certain activities more time-consuming. A number of those requirements require us to carry out activities that Legacy Spire had not done previously. For example, we created new board committees and adopted new internal controls and disclosure controls and procedures. In addition, we incur expenses associated with SEC reporting requirements. Furthermore, if any issues in complying with those requirements are identified (for example, if management or our independent registered public accounting firm identifies additional material weaknesses in the internal control over financial reporting), we could incur additional costs rectifying those issues, and the existence of those issues could adversely affect our reputation or investor perceptions of us. It may also be more expensive to obtain director and officer liability insurance. Risks associated with our status as a public company may make it more difficult to attract and retain qualified persons to serve on our board of directors or as executive officers. The additional reporting and other obligations imposed by these rules and regulations will increase legal and financial compliance costs and the costs of related legal, accounting, and administrative activities. These increased costs will require us to divert a significant amount of money that could otherwise be used to expand the business and achieve strategic objectives. Advocacy efforts by stockholders and third parties may also prompt additional changes in governance and reporting requirements, which could further increase costs.

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

Current and potential personnel also often consider the value of equity awards they receive in connection with their employment, and to the extent the perceived value of our equity awards declines relative to our competitors, our ability to attract and retain highly skilled personnel may be harmed. Our common stock is currently trading at a price below the exercise price of many of our outstanding options. As a result, these "underwater" options are less useful as a motivation and retention tool for our existing employees. We may need to invest significant amounts of cash and equity to attract and retain new employees and expend significant time and resources to identify, recruit, train, and integrate such employees, and we may never realize returns on these investments. If we are unable to effectively manage our hiring needs or successfully integrate new hires, our efficiency, ability to meet forecasts, and employee morale, productivity, and engagement could suffer, which could adversely affect our business, financial condition, and results of operations.

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

We are an “emerging growth company” as defined in the JOBS Act. As such, we are eligible for and intend to take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies for as long as we continue to be an emerging growth company, including (i) the exemption from the auditor attestation requirements with respect to internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act, (ii) the exemptions from say-on-pay, say-on-frequency and say-on-golden parachute voting requirements, and (iii) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. As a result, the stockholders may not have access to certain information they may deem important. We will remain an emerging growth company until the earliest of (i) the last day of the fiscal year in which the market value of our common stock that are held by non-affiliates exceeds $700,000,000 as of June 30 of that fiscal year, (ii) the last day of the fiscal year in which we have total annual gross revenue of $1.07 billion or more during such fiscal year (as indexed for inflation), (iii) the date on which we have issued more than $1.0 billion in non-convertible debt in the prior three-year period or

(iv) the last day of the fiscal year following the fifth anniversary of our initial public offering. In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the exemption from complying with new or revised accounting standards provided in Section 7(a)(2)(B) of the Securities Act as long as we are an emerging growth company. An emerging growth company can therefore delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected not to opt out of such extended transition period and, therefore, we may not be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies. Investors may find our common stock less attractive because we rely on these exemptions, which may result in a less active trading market for our common stock and the trading price may be more volatile.

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

None.

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

32.1*	Certifications of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because iXBRL tags are embedded within the Inline XBRL document).
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 has been formatted in Inline XBRL

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

SPIRE GLOBAL, INC.

Date: May 11, 2022	By:	/s/ Peter Platzer
Peter Platzer
Chief Executive Officer
(Principal Executive Officer)

Date: May 11, 2022	By:	/s/ Thomas Krywe
Thomas Krywe
Chief Financial Officer
(Principal Financial and Accounting Officer)