Form 10-Q
period 2022-06-30
Spire Global, Inc.
filed 2022-08-10
CIK 1816017

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)the

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

The registrant had outstanding 139,894,946 shares of Class A common stock, 12,058,614 shares of Class B common stock, and 18,099,982 warrants as of July 29, 2022.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “would,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential,” “seek” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

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
•
global and domestic economic conditions, including currency exchange rate fluctuations, inflation and geopolitical uncertainty and instability, and their impact on demand and pricing for our offerings in affected markets; and
•
the impact and severity of the COVID-19 pandemic, including evolving and future variants, or a similar public health threat, on global capital and financial markets, general economic conditions in the United States, and our business and operations.

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

PART I—FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

Spire Global, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	June 30,	December 31,
	2022	2021
Assets
Current assets
Cash and cash equivalents	$72,531	$109,256
Marketable securities	20,556	—
Accounts receivable, net (including allowance of $497 and $339 as of June 30, 2022 and December 31, 2021, respectively)	16,417	10,163
Contract assets	4,402	2,084
Other current assets	6,465	10,071
Total current assets	120,371	131,574
Property and equipment, net	55,073	48,704
Operating lease assets	10,072	—
Goodwill	52,538	53,627
Customer relationships	22,833	24,388
Other intangible assets	16,920	19,765
Other long-term assets, including restricted cash	11,114	12,136
Total assets	$288,921	$290,194
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$4,380	$5,824
Accrued wages and benefits	3,766	5,646
Contract liabilities, current portion	12,080	8,627
Other accrued expenses	8,301	4,823
Total current liabilities	28,527	24,920
Long-term debt	96,921	51,124
Contingent earnout liability	10,672	11,369
Deferred income tax liabilities	757	835
Warrant liability	5,328	11,482
Operating lease liabilities, net of current portion	9,444	—
Other long-term liabilities	1,148	1,600
Total liabilities	152,797	101,330
Commitments and contingencies (Note 9)
Stockholders’ equity
Common stock, $0.0001 par value, 1,000,000,000 Class A and 15,000,000 Class B shares authorized, 139,871,381 Class A and 12,058,614 Class B shares issued and outstanding at June 30, 2022; 139,096,000 Class A and 12,058,614 Class B shares issued and outstanding at December 31, 2021	15	15
Additional paid-in capital	424,884	418,575
Accumulated other comprehensive income	296	732
Accumulated deficit	(289,071)	(230,458)
Total stockholders’ equity	136,124	188,864
Total liabilities and stockholders’ equity	$288,921	$290,194

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Spire Global, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue	$19,395	$9,113	$37,465	$18,829
Cost of revenue	9,573	3,727	19,419	7,055
Gross profit	9,822	5,386	18,046	11,774
Operating expenses
Research and development	8,225	7,209	16,882	14,109
Sales and marketing	6,728	4,854	13,633	8,795
General and administrative	11,274	6,896	23,958	15,290
Total operating expenses	26,227	18,959	54,473	38,194
Loss from operations	(16,405)	(13,573)	(36,427)	(26,420)
Other income (expense)
Interest income	106	1	120	2
Interest expense	(2,785)	(3,325)	(5,828)	(5,875)
Change in fair value of contingent earnout liability	180	—	697	—
Change in fair value of warrant liabilities	3,897	(4,185)	9,732	(10,176)
Loss on extinguishment of debt	(22,510)	(4,954)	(22,510)	(3,255)
Other expense, net	(2,876)	(513)	(4,045)	(136)
Total other income (expense), net	(23,988)	(12,976)	(21,834)	(19,440)
Loss before income taxes	(40,393)	(26,549)	(58,261)	(45,860)
Income tax provision	62	313	352	700
Net loss	$(40,455)	$(26,862)	$(58,613)	$(46,560)
Basic and diluted net loss per share	$(0.29)	$(1.44)	$(0.42)	$(2.56)
Weighted-average shares used in computing basic and diluted net loss per share	139,687,475	18,642,269	139,482,147	18,190,329

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Spire Global, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net loss	$(40,455)	$(26,862)	$(58,613)	$(46,560)
Other comprehensive loss:
Foreign currency translation adjustments	(2,212)	435	(353)	467
Net unrealized loss on investments (net of tax)	(83)	—	(83)	—
Comprehensive loss	$(42,750)	$(26,427)	$(59,049)	$(46,093)

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Spire Global, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

(In thousands, except share amounts)

(Unaudited)

	Common Stock		Additional Paid	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity
Balance, March 31, 2022	151,650,692	$15	$421,502	$2,591	$(248,616)	$175,492
Exercise of stock options	2,600	—	158	—	—	158
Vesting of restricted stock units, net of tax withholdings	21,331	—	(17)	—	—	(17)
Issuance of common stock upon ESPP purchase	255,372	—	332	—	—	332
Stock compensation expense	—	—	2,909	—	—	2,909
Net loss	—	—	—	—	(40,455)	(40,455)
Foreign currency translation adjustments	—	—	—	(2,212)	—	(2,212)
Net unrealized loss on investments (net of tax)	—	—	—	(83)	—	(83)
Balance, June 30, 2022	151,929,995	$15	$424,884	$296	$(289,071)	$136,124

	Common Stock		Additional Paid	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity
Balance, December 31, 2021	151,154,614	$15	$418,575	$732	$(230,458)	$188,864
Exercise of stock options	494,664	—	796	—	—	796
Vesting of restricted stock units, net of tax withholdings	25,345	—	(17)	—	—	(17)
Issuance of common stock upon ESPP purchase	255,372	—	332	—	—	332
Stock compensation expense	—	—	5,198	—	—	5,198
Net loss	—	—	—	—	(58,613)	(58,613)
Foreign currency translation adjustments	—	—	—	(353)	—	(353)
Net unrealized loss on investments (net of tax)	—	—	—	(83)	—	(83)
Balance, June 30, 2022	151,929,995	$15	$424,884	$296	$(289,071)	$136,124

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Common Stock		Additional Paid	Accumulated Other Comprehensive Income	Accumulated	Total Stockholders'
	Shares(1)	Amount	Shares(1)	Amount	Shares(1)	Amount	Shares(1)	Amount	Capital	(Loss)	Deficit	(Deficit)
Balance, March 31, 2021	21,615,723	$52,809	8,306,818	$35,228	12,804,176	$65,222	17,915,515	$2	$12,933	$(950)	$(230,844)	$(65,600)
Exercise of stock options	—	—	—	—	—	—	319,085	—	378	—	—	378
Stock compensation expense	—	—	—	—	—	—	—	—	1,994	—	—	1,994
Issuance of shares to FP Credit Partners. L.P.	—	—	—	—	—	—	977,724	—	8,065	—	—	8,065
Exercise of Series C preferred warrants	—	—	—	—	146,919	891	—	—	—	—	—	891
Net loss	—	—	—	—	—	—	—	—	—	—	(26,862)	(26,862)
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	435	—	435
Balance, June 30, 2021	21,615,723	$52,809	8,306,818	$35,228	12,951,095	$66,113	19,212,324	$2	$23,370	$(515)	$(257,706)	$(80,699)

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Common Stock		Additional Paid	Accumulated Other Comprehensive Income	Accumulated	Total Stockholders'
	Shares(1)	Amount	Shares(1)	Amount	Shares(1)	Amount	Shares(1)	Amount	Capital	(Loss)	Deficit	(Deficit)
Balance, December 31, 2020	21,615,723	$52,809	8,306,818	$35,228	12,804,176	$65,222	17,664,015	$2	$10,131	$(982)	$(211,146)	$(48,736)
Exercise of stock options	—	—	—	—	—	—	570,585	—	673	—	—	673
Stock compensation expense	—	—	—	—	—	—	—	—	4,501	—	—	4,501
Issuance of shares to FP Credit Partners. L.P.	—	—	—	—	—	—	977,724	—	8,065	—	—	8,065
Exercise of Series C preferred warrants	—	—	—	—	146,919	891	—	—	—	—	—	891
Net loss	—	—	—	—	—	—	—	—	—	—	(46,560)	(46,560)
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	467	—	467
Balance, June 30, 2021	21,615,723	$52,809	8,306,818	$35,228	12,951,095	$66,113	19,212,324	$2	$23,370	$(515)	$(257,706)	$(80,699)

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

Spire Global, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities
Net loss	$(58,613)	$(46,560)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,341	3,540
Stock-based compensation	5,198	4,501
Amortization of operating lease assets	1,139	—
Accretion on carrying value of convertible notes	—	3,302
Amortization of debt issuance costs	2,673	1,544
Change in fair value of warrant liability	(9,732)	10,176
Change in fair value of contingent earnout liability	(697)	—
Loss on extinguishment of debt	22,271	2,277
Other, net	(16)	—
Changes in operating assets and liabilities:
Accounts receivable, net	(6,708)	(1,635)
Contract assets	(2,390)	—
Other current assets	3,235	(1,044)
Other long-term assets	752	151
Accounts payable	(2,788)	1,133
Accrued wages and benefits	(1,702)	153
Contract liabilities	4,378	2,862
Other accrued expenses	1,828	456
Operating lease liabilities	(617)	—
Other long-term liabilities	(46)	1,016
Net cash used in operating activities	(32,494)	(18,151)
Cash flows from investing activities
Purchases of short-term investments	(20,618)	—
Purchase of property and equipment	(12,485)	(5,581)
Investment in intangible assets	—	(2)
Net cash used in investing activities	(33,103)	(5,583)
Cash flows from financing activities
Proceeds from long-term debt	100,360	70,000
Payments on long-term debt	(71,512)	—
Proceeds from issuance of convertible notes payable	—	20,000
Payments on redemption of long-term debt	—	(29,628)
Payments of debt issuance costs	(4,342)	(4,274)
Proceeds from exercise of stock options	796	673
Proceeds from employee stock purchase plan	332	—
Net cash provided by financing activities	25,634	56,771
Effect of foreign currency translation on cash, cash equivalent and restricted cash	3,213	403
Net (decrease) increase in cash, cash equivalents and restricted cash	(36,750)	33,440
Cash, cash equivalents and restricted cash
Beginning of year	109,645	15,986
End of period	$72,895	$49,426
Supplemental disclosure of cash flow information
Cash paid for interest	$2,968	$676
Noncash Investing and financing activities
Issuance of shares to FP Credit Partners, L.P. ("FP") (Note 6)	$—	$8,065
Capitalized merger costs not yet paid	$—	$2,203
Property and equipment purchased but not yet paid	$1,486	$—
Issuance of stock warrants with long-term debt (Note 6)	$3,579	$308

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

The Company is comprised of Spire Global, Inc. (United States or U.S.) and its wholly owned subsidiaries Spire Global UK Limited (United Kingdom or U.K.), Spire Global Luxembourg S.a.r.l. (Luxembourg), Spire Global Singapore Pte. Ltd. (Singapore), Spire Global Australia Pty. Ltd., and Spire Global Canada Acquisition Corp. (Canada). Spire Global Canada Acquisition Corp. is the sole owner of exactEarth Ltd. (Canada) ("exactEarth"), which in turn is the sole owner of exactEarth Europe Ltd. (England and Wales). The Company currently operates offices in eight locations: San Francisco, Boulder, Washington D.C. (U.S.), Glasgow (U.K.), Oxfordshire (U.K.), Luxembourg, Cambridge, Ontario, and Singapore.

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

2.
Summary of Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements and accompanying notes are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and regulations of the U.S. Securities and Exchange Commission for interim financial reporting. The condensed consolidated financial statements for the three and six months ended June 30, 2022 include the accounts of Spire Global, Inc.(i.e., former NavSight) and its wholly-owned subsidiary, Legacy Spire, following the Merger. The Merger is accounted for as a reverse recapitalization under GAAP. Under this method of accounting, NavSight is treated as the “acquired” company for financial reporting purposes. Accordingly, for accounting purposes, the financial statements of Spire represent a continuation of the financial statements of Legacy Spire with the Merger being treated as the equivalent of Legacy Spire issuing stock for the net assets of NavSight, accompanied by a recapitalization. For periods prior to the Merger, the reported share and per share amounts have been retroactively converted by applying the Exchange Ratio of approximately 1.7058 with the exception of authorized shares. Issued and outstanding shares and warrants as disclosed herein have been adjusted reflecting the Exchange Ratio. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included within the Company's Annual Report on Form 10-K for the year ended December 31, 2021.

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

Results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2022.

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

The Company has a history of operating losses and negative cash flows from operations since inception. During the six months ended June 30, 2022, net loss was $58,613 and cash used in operations was $32,494. In August 2021, the Company received net proceeds of approximately $236,632 from Private Investment in Public Equity (“PIPE”) investors (the “PIPE Investors”) and the Merger. The Company held cash and cash equivalents of $72,531, excluding restricted cash, and investment in marketable securities of $20,556 as of June 30, 2022. The Company believes that it will have sufficient working capital to operate for a period of one year from the issuance of the June 30, 2022 condensed consolidated financial statements based on the Company's current cash and cash equivalents balance, which includes the borrowings under the Blue Torch Credit Agreement (as defined Note 6) and the funds raised associated with the closing of the Merger.

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

COVID-19 Impact

In March 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic, which continues to spread throughout the United States and the world and has resulted in authorities implementing numerous measures to contain the virus, including travel bans and restrictions, quarantines, shelter-in-place orders, and business limitations and shutdowns. While the Company is unable to accurately predict the full impact that the COVID-19 pandemic will have on its results of operations, financial condition, liquidity and cash flows due to numerous uncertainties, including the duration and severity of the pandemic or any resurgences of the pandemic locally or globally, the Company’s compliance with these measures has impacted its day-to-day operations and could continue to disrupt its business and operations, as well as that of certain of the Company’s customers whose industries are more severely impacted by these measures, for an indefinite period of time. During the six months ended June 30, 2022, the Company has experienced adverse changes in customer buying behavior that began in March 2020 as a result of the impact of the COVID-19 pandemic, including decreased customer engagement, delayed sales cycles, and deterioration in near-term demand. Despite these headwinds, the Company experienced an increase in Legacy Spire's revenue for the six months ended June 30, 2022, as compared to the six months ended June 30, 2021. As a result of the impact of the COVID-19 pandemic, the Company has experienced delays and re-work due to third-party satellite launch providers schedule shifts, delays and increased expenses in its hiring process, some attrition from adjusting company policies due to the COVID-19 pandemic and additional time and expenses supporting customer contracts.

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

Cash, Cash Equivalents, Marketable Securities and Restricted Cash

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Restricted cash included in Other long-term assets, including restricted cash on the condensed consolidated balance sheets, represents amounts pledged as guarantees or collateral for financing arrangements and lease agreements, as contractually required.

The Company invests in highly rated securities, with the primary objective of minimizing the potential risk of principal loss. The Company’s investment policy generally requires securities to be investment grade and limits the amount of credit exposure to any one issuer. The Company’s investments in marketable debt securities have been classified and accounted for as available-for-sale. The Company classifies its marketable debt securities as either short-term or long-term based on each instrument’s underlying contractual maturity date. Unrealized gains

Spire Global, Inc.

Notes to Condensed Consolidated Financial Statements

(In thousands, except shares and per share data, unless otherwise noted)

(Unaudited)

and losses on marketable debt securities classified as available-for-sale are recognized in Accumulated other comprehensive income. Interest on securities classified as available-for-sale is included in Interest income on the condensed consolidated statements of operations.

The following table shows components of cash, cash equivalents, marketable securities, and restricted cash reported on the condensed consolidated balance sheets and in the condensed consolidated statements of cash flows as of and for the six months then ended:

	June 30,	December 31,
	2022	2021
Cash and cash equivalents	$72,531	$109,256
Marketable securities	20,556	—
Restricted cash included in Other long-term assets	364	389
	$93,451	$109,645

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash, cash equivalents and restricted cash, marketable securities, and accounts receivable. The Company typically has cash accounts in excess of Federal Deposit Insurance Corporation insurance coverage. The Company has not experienced any losses on such accounts, and management believes that the Company’s risk of loss is remote.

The Company has a concentration of contractual revenue arrangements with various government agencies. Entities under common control are reported as a single customer. As of June 30, 2022, the Company had two customers that accounted for 38% and 11% of the Company’s total accounts receivable and as of December 31, 2021, the Company had two customers that accounted for 29% and 12% of the Company’s total accounts receivable. The Company had the following customers whose revenue balances individually represented 10% or more of the Company’s total revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Customer A	10%	42%	12%	30%
Customer B	19%	17%	18%	20%
Customer C	*	*	*	12%

* Revenue from these customers were less than 10% of total revenue during the period.

Related Parties

In November 2021, in conjunction with the Acquisition, Myriota Pty Ltd ("Myriota"), a Spire customer, became a related party, as exactEarth has 14% ownership of Myriota. As of June 30, 2022, $4,068 of investment in Myriota is included in Other long-term assets, including restricted cash on the condensed consolidated balance sheets. The Company accounts for this investment using the equity method of accounting. The Company's share of earnings or losses on the investment is recorded on a month lag, due to the timing of receiving the financials from Myriota, as a component of other (expense) income, net in the condensed consolidated statements of operations. The Company generated $521 and $1,047 in revenue for the three and six months ended June 30, 2022, respectively, and had $170 accounts receivable as of June 30, 2022 from Myriota.

The Company borrowed gross proceeds of $1,232 of Convertible notes payable in February 2021 from certain stockholders. Interest expense recognized on related party Convertible notes payable is $170 and $325 for the three and six months ended June 30, 2021, respectively. No interest expense was recognized for the three and six months ended June 30, 2022. Immediately prior to the effective time of the Merger, the Convertible notes were automatically converted into shares of common stock of Legacy Spire (“Legacy Spire Common Stock”).

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

Spire Global, Inc.

Notes to Condensed Consolidated Financial Statements

(In thousands, except shares and per share data, unless otherwise noted)

(Unaudited)

On January 1, 2022, the Company adopted ASC 842 using the modified retrospective approach with the effective date as of the date of initial application. Consequently, results for the three and six months ended June 30, 2022 are presented under Topic 842. Prior period amounts were not adjusted and continue to be reported in accordance with previous lease guidance under ASC Topic 840, Leases.

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

(In thousands, except shares and per share data, unless otherwise noted)

(Unaudited)

3.
Revenue, Contract Assets, Contract Liabilities and Remaining Performance Obligations

Disaggregation of Revenue

Revenue from subscription-based contracts was $12,937 and $25,057, or 67% and 67% of total revenue, for the three and six months ended June 30, 2022, respectively, and was $4,094 and $8,074, or 45% and 43% of total revenue for the three and six months ended June 30, 2021, respectively. Revenue from non-subscription-based contracts was $6,457 and $12,408, representing, 33% of total revenue, for each of the three and six months ended June 30, 2022, and was $5,011 and $10,755, representing 55% and 57% of total revenue for the three and six months ended June 30, 2021, respectively.

The following revenue disaggregated by geography was recognized:

	Three Months Ended June 30, 2022		Six Months Ended June 30, 2022
EMEA(1)	$7,300	38%	$15,235	41%
Americas (2)	8,669	45%	16,283	43%
Asia Pacific (3)	3,426	18%	5,947	16%
Total	$19,395	100%	$37,465	100%

	Three Months Ended June 30, 2021		Six Months Ended June 30, 2021
EMEA(1)	$6,064	67%	$9,903	53%
Americas (2)	2,488	27%	5,765	31%
Asia Pacific (3)	561	6%	3,161	16%
Total	$9,113	100%	$18,829	100%
(1)
The Netherlands represented 43% and 31% for the three and six months ended June 30, 2021, respectively. The United Kingdom represented 11% and 11% for the three and six months ended June 30, 2021, respectively.
(2)
U.S. represented 35% and 34% for the three and six months ended June 30, 2022, respectively, and 27% and 31% for the three and six months ended June 30, 2021, respectively.
(3)
Australia represented 12% for the six months ended June 30, 2021.

Contract Assets

As of June 30, 2022, and December 31, 2021, contract assets were $4,438 and $2,084, respectively, on the condensed consolidated balance sheets.

Changes in contract assets for the six months ended June 30, 2022 and 2021 were as follows:

	Six Months Ended June 30,
	2022	2021
Balance as of December 31	$2,084	$853
Contract assets recorded during the period	4,715	—
Reclassified to Accounts receivable	(2,318)	—
Other	(43)	(7)
Balance as of June 30	$4,438	$846

Contract Liabilities

As of June 30, 2022, contract liabilities were $13,220 of which $12,080 is reported in current portion of contract liabilities and $1,140 is reported in non-current portion in other long-term liabilities on the Company’s condensed consolidated balance sheets. As of December 31, 2021, contract liabilities were $9,255 of which $8,627 is reported in current portion of contract liabilities and $628 is reported in non-current portion in other long-term liabilities on the Company’s condensed consolidated balance sheets.

Changes in contract liabilities for the six months ended June 30, 2022 and 2021 were as follows:

	Six Months Ended June 30,
	2022	2021
Balance as of December 31	$9,255	$8,110
Contract liabilities recorded during the period	11,602	9,820
Revenue recognized during the period	(7,242)	(6,953)
Other	(395)	(63)
Balance as of June 30	$13,220	$10,914

Spire Global, Inc.

Notes to Condensed Consolidated Financial Statements

(In thousands, except shares and per share data, unless otherwise noted)

(Unaudited)

Remaining Performance Obligations

The Company has performance obligations associated with commitments in customer contracts for future services that have not yet been recognized as revenue. These commitments for future services exclude (i) contracts with an original term of one year or less, and (ii) cancellable contracts. As of June 30, 2022, the amount not yet recognized as revenue from these commitments is $125,286. The Company expects to recognize 40% of these future commitments over the next 12 months and the remaining 60% thereafter as revenue when the performance obligations are met.

4.
Balance Sheet Components

Other current assets consisted of the following:

	June 30,	December 31,
	2022	2021
Technology and other prepaid contracts	$3,022	$744
Prepaid insurance	1,255	4,430
Deferred contract costs	588	885
Other receivables	1,281	1,396
Other current assets	319	2,616
	$6,465	$10,071

Property and equipment, net consisted of the following:

	June 30,	December 31,
	2022	2021
Satellites in-service	$54,729	$51,368
Internally developed software	2,120	2,160
Ground stations in-service	2,821	2,200
Leasehold improvements	4,656	1,754
Machinery and equipment	2,987	2,761
Computer equipment	2,521	2,168
Computer software and website development	472	472
Furniture and fixtures	1,112	1,167
	71,418	64,050
Less: Accumulated depreciation and amortization	(31,884)	(30,120)
	39,534	33,930
Satellite, launch and ground station work in progress	14,528	11,478
Finished satellites not in-service	1,011	3,296
Property and equipment, net	$55,073	$48,704

Other accrued expenses consisted of the following:

	June 30,	December 31,
	2022	2021
Professional services	$1,912	$1,164
Operating lease liabilities, current	1,889	-
Third-party operating costs	1,708	900
Corporate and sales tax	546	195
Accrued interest	442	276
Software	737	1,036
Other	1,067	1,252
	$8,301	$4,823

Depreciation and amortization expense related to property and equipment for the three and six months ended June 30, 2022 was $4,507 and $9,341, respectively. Depreciation and amortization expense related to property and equipment for the three and six months ended June 30, 2021 was $1,829 and $3,540, respectively, including amortization of internal-use software of $22 and $47, respectively.

Spire Global, Inc.

Notes to Condensed Consolidated Financial Statements

(In thousands, except shares and per share data, unless otherwise noted)

(Unaudited)

5.
Goodwill and Intangible Assets

The following table summarizes changes in goodwill balance:

Balance at December 31, 2021	$53,627
Impact of foreign currency translation	(1,089)
Balance at June 30, 2022	$52,538

Intangible assets consisted of the following:

	June 30,	December 31,
	2022	2021
Customer relationships	$24,000	$24,559
Developed technology	13,661	13,957
Trade names	2,316	2,366
Backlog	3,191	3,268
Patents	491	491
FCC licenses	480	480
	44,139	45,121
Less: Accumulated amortization	(4,386)	(968)
	$39,753	$44,153

As of June 30, 2022, the weighted-average amortization period for customer relationships and developed technology was 11.4 years, trade names was 4.4 years, backlog was 0.4 years and patents and FCC licenses was 7.3 years. Amortization expense related to intangible assets for the three and six months ended June 30, 2022 was $1,730 and $3,478, respectively and for the three and six months ended June 30, 2021 was $22 and $47, respectively.

No impairment charges were recognized for the three and six months ended June 30, 2022 and 2021. The patents asset balance as of June 30, 2022 and December 31, 2021 includes $182 and $196, respectively of capitalized patent costs, that will begin amortization upon the issuance of an official patent right to the Company.

As of June 30, 2022, the expected future amortization expense of intangible assets is as follows:

Years ending December 31,
Remainder of 2022	$3,168
2023	3,662
2024	3,656
2025	3,647
2026	3,598
2027 and thereafter	21,840
39,571
Capitalized patent costs, unissued	182
$39,753

6.
Long-Term Debt

Long-term debt consisted of the following:

	June 30,	December 31,
	2022	2021
Blue Torch term loan	$100,286	$—
FP term loan	—	71,512
Other	4,462	4,464
Total long-term debt	104,748	75,976
Less: Debt issuance costs	(7,827)	(24,852)
Non-current portion of long-term debt	$96,921	$51,124

Spire Global, Inc.

Notes to Condensed Consolidated Financial Statements

(In thousands, except shares and per share data, unless otherwise noted)

(Unaudited)

The Company recorded interest expense from long-term debt of $1,046 and $2,673 for the three and six months ended June 30, 2022, respectively, and $589 and $1,093 for the three and six months ended June 30, 2021, respectively.

Blue Torch Credit Agreement

On June 13, 2022, the Company, as borrower, and Spire Global Subsidiary, Inc. and Austin Satellite Design, LLC, as guarantors, entered into a Financing Agreement (the “Blue Torch Financing Agreement”) with Blue Torch Finance LLC, a Delaware limited liability company (“Blue Torch”), as administrative agent and collateral agent, and certain lenders (the “Lenders”). The Blue Torch Financing Agreement provides for, among other things, a term loan facility in an aggregate principal amount of up to $120,000 (the “Blue Torch Credit Facility”). The proceeds of the term loan may be used for general corporate purposes and to refinance the Company’s existing $70,000 credit facility with FP Credit Partners, L.P.

The Blue Torch Credit Facility is scheduled to mature on June 13, 2026, upon which the Company must repay the outstanding principal amount of any outstanding loans thereunder, together with all accrued but unpaid interest, fees and other obligations owing under the Blue Torch Credit Facility. Subject to certain exceptions, prepayments of the Blue Torch Credit Facility will be subject to early termination fees in an amount equal to 3.0% of the principal prepaid if prepayment occurs on or prior to the first anniversary of the closing date, 2.0% of principal prepaid if prepayment occurs after the first anniversary of the closing date but on or prior to the second anniversary of the closing date and 1.0% of principal prepaid if prepayment occurs after the second anniversary of the closing date but on or prior to the third anniversary of the closing date, plus if prepayment occurs on or prior to the first anniversary of the closing date, a make-whole amount equal to the amount of interest that would have otherwise been payable through the maturity date of the Blue Torch Credit Facility.

The $120,000 term loan was available and drawn at closing, of which $19,700 was placed in an escrow account by Blue Torch with such amount to be released upon the Company achieving certain metrics related to annualized recurring revenue and a total annualized recurring revenue leverage ratio of not greater than 1.25 to 1.00. The term loan accrues interest at a floating rate, to be based, at the Company's election, on either a reference rate or a 3-month Term Secured Overnight Financing Rate ("SOFR") rate (subject to a 1.0% floor), plus an interest rate margin of 7.0% for reference rate borrowings and 8.0% for 3-month Term SOFR borrowings. The Company elected the Term SOFR rate which was 9.34% as of June 30, 2022. Principal on the term loan is only payable at maturity and interest on the term loan is due and payable monthly for reference rate borrowings and quarterly for Term SOFR borrowings. The Company is also required to pay other customary fees and costs in connection with the Blue Torch Credit Facility, including a commitment fee in an amount equal to $2,400 on the closing date, a $250 agency fee annually and an exit fee in an amount equal to $1,800 upon termination of the Blue Torch Financing Agreement.

The Company’s obligations under the Blue Torch Financing Agreement are or will be guaranteed by certain of its domestic and foreign subsidiaries meeting materiality thresholds set forth in the Blue Torch Financing Agreement. Such obligations, including the guarantees, are secured by substantially all of the personal property of the Company and the Company's subsidiary guarantors, including pursuant to a Security Agreement entered into on June 13, 2022 among the Company, Spire Global Subsidiary, Inc., Austin Satellite Design, LLC and Blue Torch (the “Security Agreement”). As of the closing date, such subsidiary guarantors are Spire Global Subsidiary, Inc., Austin Satellite Design, LLC, Spire Global Canada Subsidiary Corp. and exactEarth Ltd.

The Blue Torch Financing Agreement contains customary affirmative covenants and customary negative covenants limiting the Company's ability and the ability of its subsidiaries, to, among other things, dispose of assets, undergo a change in control, merge or consolidate, make acquisitions, incur debt, incur liens, pay dividends, repurchase stock and make investments, in each case subject to certain exceptions. The Company must also comply with a maximum debt to annualized recurring revenue leverage ratio financial covenant tested monthly during the first two years of the Blue Torch Financing Agreement, a maximum debt to EBITDA leverage ratio financial covenant tested monthly during the third and fourth years of the Blue Torch Financing Agreement and a minimum liquidity financial covenant tested at all times.

The Blue Torch Financing Agreement also contains customary events of default that include, among other things, certain payment defaults, cross defaults to other indebtedness, inaccuracy of representations and warranties, covenant defaults, change of control defaults, judgment defaults, and bankruptcy and insolvency defaults. If an event of default exists, the Blue Torch as agent on behalf of the lenders may require immediate payment of all obligations under the Blue Torch Financing Agreement and may exercise certain other rights and remedies provided for under the Blue Torch Financing Agreement, the other loan documents and applicable law. Under certain circumstances, a default interest rate will apply on all obligations during the existence of an event of default under the Blue Torch Financing Agreement at a per annum rate equal to 2.00% above the applicable interest rate.

On June 13, 2022, in connection with the Blue Torch Financing Agreement, the Company granted warrants to affiliates of the Lenders to purchase fully paid and non-assessable shares of common stock (the “Blue Torch Warrants”), which are exercisable for an aggregate of 3,496,205 shares of the Company’s common stock with a per share exercise price of $2.01.

In addition, on June 13, 2022, in connection with the closing of the Financing, the Company paid Urgent Capital LLC, a Delaware limited liability company, a fee for introducing the Company to the Lender, for the purpose of loan financing, in the amount equal to $600 in cash and a warrant to purchase fully paid and non-assessable shares of common stock (the “GPO Warrant” and, collectively with the Blue Torch Warrant, the “Credit Agreement Warrants”), which are exercisable for an aggregate of 198,675 shares of the Company's common stock with a per share exercise price of $2.01.

Spire Global, Inc.

Notes to Condensed Consolidated Financial Statements

(In thousands, except shares and per share data, unless otherwise noted)

(Unaudited)

The Company evaluated the Credit Agreement Warrants and concluded that they do not meet the criteria to be classified within stockholders’ equity. The agreement governing the Credit Agreement Warrants include a provision that could result in a different settlement value for the Credit Agreement Warrants depending on their holder. The warrant price is $2.01 subject to standard stock split, dividend, and routine anti-dilution adjustment provisions. Because the holder of an instrument is not an input into the pricing of a fixed-for-fixed option on the Company’s common stock, the warrants are not considered to be indexed to the Company’s own stock.

As the Credit Agreement Warrants meet the definition of a derivative, the Company recorded these warrants as liabilities on the condensed consolidated balance sheets at fair value (Note 8) based on the Black Scholes model as of June 13, 2022 with inputs that include the Company’s stock price in an actively traded market, making this fair value classified as a Level 2 financial instrument. The other significant assumptions used in the model are the exercise price, expected term, volatility, interest rate, and dividend yield. Subsequent changes in their respective fair values are recognized in the condensed consolidated statements of operations at each reporting date. Changes in the fair value of the warrant liabilities will continue to be recognized until the warrants are exercised, expire, or qualify for equity classification.

The Company incurred $4,342 of debt issuance costs, inclusive of fees paid to the Lenders, and issued common stock warrants with an estimated fair value of $3,579 at the date of issuance, the total of which has been presented as a deduction from the carrying amounts of the Blue Torch loan facility on the condensed consolidated balance sheet and are being amortized to interest expense over the term of the Blue Torch loan facility.

The Credit Agreement Warrants may be exercised on a cashless basis. The Credit Agreement Warrants are exercisable for a term beginning on the date of issuance and ending on the earlier to occur of ten years from the date of issuance or the consummation of certain of the Company's acquisitions as set forth in the Credit Agreement Warrants. The number of shares for which the Credit Agreement Warrants are exercisable and the associated exercise price are subject to certain proportional adjustments as set forth in the Credit Agreement Warrants.

FP Term Loan Facility

On April 15, 2021, the Company entered into a credit agreement with FP Credit Partners, L.P., as agent for several lenders (as amended on May 17, 2021), for a $70,000 term loan facility (the “FP Term Loan”). The FP Term Loan includes covenants that limit the Company’s ability to, among other things, make investments, dispose of assets, consummate mergers and acquisitions, incur additional indebtedness, grant liens, enter into transactions with affiliates, pay dividends or other distributions without preapproval by the FP Lenders. The Company was required to maintain minimum unrestricted cash of at least $15,000 as of each fiscal quarter end, except for the quarter immediately following the first quarter where the Company reports positive earnings before interest, taxes, depreciation, and amortization (EBITDA), until the closing of a qualifying initial public offering (IPO), which included the Merger.

On June 13, 2022, the Company repaid in full all obligations and all amounts borrowed, and all obligations have terminated, under the FP Term Loan, which was replaced by the Blue Torch Financing Agreement. The outstanding principal and interest under the FP Term Loan in an aggregate amount equal to approximately $72,835 was repaid with proceeds of the term loan under the Blue Torch Credit Facility. The Company recognized $22,510 as a loss on extinguishment of debt on the condensed consolidated statement of operations during the six months ended June 30, 2022, upon extinguishing the FP Term Loan facility. The Company incurred no early termination penalties in connection with the termination of the FP Term Loan.

During the six months ended June 30, 2021, the Company recognized $4,954 as a loss on extinguishment of debt on the condensed consolidated statement of operations, resulting from cash settlement of the EIB Loan facility and the Eastward Loan facility using the proceeds received from the FP Term Loan facility. The loss on extinguishment of debt was offset by a $1,699 gain from extinguishment of debt resulting from the U.S. government’s forgiveness of the Company’s loan under the Paycheck Protection Program (“PPP”) established as part of the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act.

Spire Global, Inc.

Notes to Condensed Consolidated Financial Statements

(In thousands, except shares and per share data, unless otherwise noted)

(Unaudited)

Government Loan

In November 2021, the Company completed the Acquisition and assumed an interest free loan agreement with the Strategic Innovation Fund ("SIF") which was recorded at an amount equal to the proceeds received. As of June 30, 2022 and December 31, 2021, $4,462 and $4,500, respectively, were included in long-term debt, non-current on the condensed consolidated balance sheets. Under this agreement and subsequent amendment, the Company is eligible to receive funding for certain expenditures incurred from February 13, 2018 to May 12, 2023 to a maximum of $5,701. The loan is repayable in 15 annual payments beginning February 28, 2026.

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

Lease expenses as of the three and six months ended June 30, 2022 was $849 and $1,719, respectively. The variable lease expenses and short-term lease expenses were $50 and $80 for the three and six months ended June 30, 2022, respectively.

The following table provides the required information regarding the Company's leases for which the Company is the lessee:

	As of June 30, 2022	As of January 1, 2022
Assets
ROU assets	$10,072	$11,775
Total ROU assets	$10,072	$11,775
Liabilities
Current	$1,889	$2,086
Non-current	9,444	10,525
Total lease liabilities	$11,333	$12,611
Weighted-average remaining lease term (years)	6.1	6.3
Weighted-average discount rate	9%	9%

Spire Global, Inc.

Notes to Condensed Consolidated Financial Statements

(In thousands, except shares and per share data, unless otherwise noted)

(Unaudited)

The majority of our ROU assets and lease liabilities, approximately 80%, relate to office facilities leases, with the remaining amounts representing primarily ground station leases.

As of June 30, 2022, the maturity of operating leases are as follows:

Years ending December 31,
Remainder of 2022	$1,416
2023	2,598
2024	2,318
2025	2,277
2026	2,269
2027 and thereafter	3,962
Total lease payments	14,840
Less: Interest on lease payments	(3,507)
Present value of lease liabilities	$11,333

Operating cash flows paid included in the measurement of operating lease liabilities for the six months ended June 30, 2022 was $617 and was included in net cash used in operating activities in the condensed consolidated statements of cash flows. Supplemental noncash information on lease liabilities arising from obtaining right-of-use assets for the six months ended June 30, 2022 was $1,139.

Information as of December 31, 2021 under historical lease accounting guidance:

Although we have adopted ASC 842 using the modified retrospective approach, prior periods presented in the Company's condensed consolidated financial statements continue to be in accordance with the former lease standard, ASC 840 Leases. These disclosures include:

Under the previous lease standard, the Company leases office facilities and sites for its ground stations under noncancelable operating leases. As of December 31, 2021, these leases expire at various dates through 2029. Rent expense, including ground station leases, for the three and six months ended June 30, 2021 was $819 and $1,479, respectively.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables present the Company’s fair value hierarchy for its financial instruments that are measured at fair value on a recurring basis:

	June 30, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalent:
Money market funds	$5,084	$—	$—	$5,084
Commercial paper	—	1,300	—	1,300
U.S. government and agency securities	—	2,997	—	2,997
	$5,084	$4,297	$—	$9,381
Marketable securities:
Commercial paper	$—	$3,845	$—	$3,845
Corporate securities	—	9,045	—	9,045
U.S. government and agency securities	—	7,666	—	7,666
	$—	$20,556	$—	$20,556
Long-term liabilities:
Public warrants	$1,610	$—	$—	$1,610
Private placement warrants	—	740	—	740
Blue Torch and GPO warrants	—	2,978	—	2,978
Contingent Earnout liability	—	—	10,672	10,672
	$1,610	$3,718	$10,672	$16,000

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Long-term liabilities:
Public warrants	$5,060	$—	$—	$5,060
Private placement warrants	—	6,422	—	6,422
Contingent earnout liability	—	—	11,369	11,369
	$5,060	$6,422	$11,369	$22,851

Spire Global, Inc.

Notes to Condensed Consolidated Financial Statements

(In thousands, except shares and per share data, unless otherwise noted)

(Unaudited)

Financial Assets

The Company values its Level 1 assets, consisting of money market funds using quoted prices in active markets for identical instruments.

Financial assets whose fair values that are measured on a recurring basis using Level 2 inputs consist of commercial paper, corporate securities, and U.S. government and agency securities. The Company measures the fair values of these assets with the help of a pricing service that either provides quoted market prices in active markets for identical or similar securities or uses observable inputs for their pricing without applying significant adjustments.

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

The fair value of the Public Warrants is based on quoted market price and is classified as a Level 1 financial instrument.

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

The table below quantifies the significant inputs used for the Private Warrants:

	June 30,	December 31,
	2022	2021
Fair value of the Company’s common stock	$1.16	$3.38
Exercise price	$11.50	$11.50
Risk-free interest rate	2.98%	1.26%
Expected volatility factor	70.0%	70.0%
Expected dividend yield	—%	—%
Remaining contractual term (in years)	4.1	4.6

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

The table below quantifies the significant inputs used for the Contingent Earnout Liability:

	June 30,	December 31,
	2022	2021
Fair value of the Company’s common stock	$1.16	$3.38
Risk-free interest rate	2.98%	1.26%
Expected volatility factor	70.0%	70.0%
Expected dividend yield	—%	—%
Remaining contractual term (in years)	0.004	0.004

Spire Global, Inc.

Notes to Condensed Consolidated Financial Statements

(In thousands, except shares and per share data, unless otherwise noted)

(Unaudited)

The following table presents a summary of the changes in the fair value of the Company’s Level 3 financial instruments that are measured at fair value on a recurring basis:

	Contingent Earnout Liability	Warrant Liability
Fair value as of December 31, 2020	$—	$4,007
Issuance of warrants to Silicon Valley Bank	—	308
Exercise of warrants	—	(891)
Change in fair value of warrant liabilities	—	10,176
Fair value as of June 30, 2021	$—	$13,600
Fair value as of December 31, 2021	$11,369	$—
Change in fair value of contingent earnout liability	(697)	—
Fair value as of June 30, 2022	$10,672	$—

During the six months ended June 30, 2021, the Company issued 32,412 warrants at a fair value of $308 to Silicon Valley Bank with an exercise price of $1.60. The warrants allow the holder to acquire the Company’s common stock. Silicon Valley Bank exercised the Series C warrants, which were converted into common stock upon the Closing.

Cash and Cash Equivalents and Marketable Securities

The following table summarizes the Company's cash, cash equivalent and available-for-sale securities by significant marketable securities category:

	June 30, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$63,150	—	—	$63,150
Cash equivalents:
Money market funds	5,084	—	—	5,084
Commercial paper	1,300	—	—	1,300
U.S. government and agency securities	2,998	—	(1)	2,997
	$72,532	$—	$(1)	$72,531
Marketable Securities:
Commercial paper	$3,873	$—	$(28)	$3,845
Corporate securities	9,080	—	(35)	9,045
U.S. government and agency securities	7,685	—	(19)	7,666
	$20,638	$—	$(82)	$20,556

The following table represents amortized cost and estimated fair value of marketable securities, by contractual maturity:

	June 30, 2022
	Amortized Cost	Fair Value
Due in one year or less	$20,638	$20,556

In accordance with the Company's investment policy, investments are placed in investment grade securities with high credit quality issuers, and generally limit the amount of credit exposure to any one issuer. The Company evaluates securities for impairment at the end of each reporting period. The Company did not record any impairment charges related to our available-for-sale securities during the six months ended June 30, 2022.

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

Under the A&R L3Harris Agreement, the Company will pay a 30% share of S-AIS data revenues for the portion of exactEarth annual S-AIS data revenue which is in excess of $16,000. No revenue share was owed to L3Harris under the A&R L3Harris Agreement, with respect to AIS Analytics sales as of or for the three and six months ended June 30, 2022. For the three and six months ended June 30, 2022, $1,263 and $2,515, respectively, which includes amortization of prepaid expenses of $189 and $367, respectively, for the initial costs incurred to acquire exclusive access rights to data generated from satellites was recognized in Cost of revenue on the condensed consolidated statements of operations.

The following table summarizes the operational fees commitment under the A&R L3Harris Agreement, which includes the fixed payments to L3Harris:

Years ending December 31,
Remainder of 2022	$2,148
2023	4,296
2024	4,296
2025	4,296
2026	4,296
2027 and thereafter	19,690
$39,022

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

The 2021 Plan permits the grant of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock, restricted stock units, and performance awards to employees, directors, or consultants under the 2021 Plan. Under the 2021 ESPP, the Company can grant stock options to employees to purchase shares of Class A common stock at a purchase price which equals 85% of the lower of (i) the fair market value of common stock on the first trading day of the offering period or (ii) the fair market value of common stock on the exercise date. As of June 30, 2022, 7,214,136 and 3,194,000 shares were available for grant under the 2021 Plan and 2021 ESPP, respectively.

Spire Global, Inc.

Notes to Condensed Consolidated Financial Statements

(In thousands, except shares and per share data, unless otherwise noted)

(Unaudited)

The following table summarizes stock option activity under the Plan:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term
			(in years)
Options outstanding as of December 31, 2021	21,263,847	$2.40	7.2
Granted	—	$—
Exercised	(494,664)	$1.61
Forfeited, canceled, or expired	(1,063,665)	$3.65
Options outstanding as of June 30, 2022	19,705,518	$2.35	7.1
Vested and expected to vest at June 30, 2022	19,705,518	$2.35	7.1
Exercisable at June 30, 2022	13,461,187	$2.02	6.4

The Company’s option award quantities and prices prior to the Merger have been retroactively restated to reflect the exchange ratio of approximately 1.8282 established in the Merger.

The Company received $796 and $673 in cash proceeds from options exercised during the six months ended June 30, 2022 and 2021, respectively. The weighted-average grant date fair value of options granted for the six months ended June 30, 2021 was $4.96. There were no options granted for the six months ended June 30, 2022.

The following table summarizes stock RSU activity under the Plan:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Outstanding as of December 31, 2021	783,902	$3.94
RSU granted	10,001,120	$2.66
RSU vested	(25,345)	$2.31
RSU forfeited	(264,448)	$3.15
Outstanding as of June 30, 2022	10,495,229	$2.74

For RSUs with service-based vesting conditions, the fair value is calculated based upon the Company’s closing stock price on the date of grant, and the stock-based compensation expense is recognized over the four-year vesting period.

As of June 30, 2022, there was $36,229 of total unrecognized compensation expense related to options and RSUs expected to be recognized over a weighted average-period of 2.55 years.

The following table summarizes the components of total stock-based compensation expense based on roles and responsibilities of the employees within the condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cost of revenue	$43	$26	$120	$44
Research and development	814	668	1,525	1,253
Sales and marketing	735	412	1,351	728
General and administrative	1,317	888	2,202	2,476
	$2,909	$1,994	$5,198	$4,501

Spire Global, Inc.

Notes to Condensed Consolidated Financial Statements

(In thousands, except shares and per share data, unless otherwise noted)

(Unaudited)

11.
Net Loss per Share

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator:
Net loss	$(40,455)	$(26,862)	$(58,613)	$(46,560)
Denominator:
Weighted-average shares used in computing basic and diluted net loss per share	139,687,475	18,642,269	139,482,147	18,190,329
Basic and diluted net loss per share	$(0.29)	$(1.44)	$(0.42)	$(2.56)

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

The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share for the three and six months ended June 30, 2022 and 2021, because including them would have had an anti-dilutive effect:

	June 30,
	2022	2021
Stock options to purchase common stock	19,705,518	22,705,021
Public and private warrants	18,099,992	—
RSU Shares	10,495,229	—
Blue Torch and GPO warrants	3,694,880	—
Convertible preferred stock (if-converted)	—	42,873,691
Warrants for the purchase of common stock	—	2,383,298
Convertible notes (if-converted)	—	37,023,686
	51,995,619	104,985,696

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

In June 2022, our satellite constellation covered the earth over 200 times per day on average, and our global ground station network performed over 2,300 contacts each day on average, reliably and resiliently collecting data with low latency. Our cloud-based data infrastructure processed five terabytes of data each day on average in June 2022 in creating our proprietary data analytics solutions. We provide customers these solutions through an API infrastructure that delivers approximately one terabyte of data each day to our customers, as of June 30, 2022. The global data we collect includes data that can only be captured from space with no terrestrial alternatives. We collect these data once and can then sell them an unlimited number of times across a broad and growing set of industries, including weather, aviation and maritime, with global coverage as well as real-time and near real-time data that can be easily integrated into our customers’ operations.

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

Highlights from the Three Months Ended June 30, 2022

•
Our revenue was $19.4 million, an increase of 113% from the three months ended June 30, 2021.
•
Our annual recurring revenue ("ARR") increased by $48.7 million, or by 133% from the three months ended June 30, 2021.
•
As of June 30, 2022, we had 692 ARR solution customers, a net increase of 65 from March 31, 2022, and achieved an organic ARR net retention rate of 108% as of June 30, 2022.
•
We signed a 12-month contract extension from NASA to continue our participation in the agency's Commercial Smallsat Data Acquisition (CSDA) program. We will continue to deliver a comprehensive catalog of Earth observation data, associated metadata, and ancillary information from our constellation of multipurpose satellites.
•
We were awarded our largest numerical weather prediction deal to date, a multi-million dollar subcontract from TCOM for weather forecasts at aerostat sites.
•
We entered into a credit facility of up to $120 million, led by Blue Torch Capital. The proceeds of the term loan may be used for general corporate purposes, including to continue driving Spire’s four strategic growth pillars, providing flexibility to strategically run the business. In addition, we used a portion of the proceeds to extinguish the existing credit facility with Francisco Partners.

COVID-19 Impact

In March 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic, which continues to spread throughout the United States and the world and has resulted in authorities implementing numerous measures to contain the virus, including travel bans and restrictions, quarantines, shelter-in-place orders and business limitations and shutdowns. While we are unable to accurately predict the full impact that the COVID-19 pandemic will have on our results of operations, financial condition, liquidity and cash flows due to numerous uncertainties, including the duration and severity of the pandemic or any resurgences of the pandemic locally or globally, our compliance with these measures has impacted our day-to-day operations and could continue to disrupt our business and operations, as well as that of certain of our customers whose industries are more severely impacted by these measures, for an indefinite period of time. Through June 2022, we have continued to see adverse changes in customer buying behavior that began in March 2020 as a result of the impact of the COVID-19 pandemic, including decreased customer engagement, delayed sales cycles and deterioration in near-term demand. As a result of the impact of the COVID-19 pandemic, we experienced delays and re-work due to third-party satellite launch providers' schedule shifts, delays and increased expenses in our hiring process, some attrition from adjusting company policies due to the COVID-19 pandemic and additional time and expenses supporting customer contracts. Despite these headwinds, we continued to experience an increase in revenue for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021.

To support the health and well-being of our employees, customers, partners and communities, we have allowed many of our employees to work remotely. As of June 30, 2022, our employees are permitted to come into the office in accordance with all applicable local, State and Federal guidelines and regulations. Our offices will only remain open to the extent local, state and federal authorities permit us to do so and our own criteria and conditions to ensure employee health and safety are satisfied, including social distancing and enhanced cleaning protocols. While we have developed plans for our employees to begin safely returning to their respective offices, we cannot predict when or how we will be able to completely lift the work-from-home requirements or other COVID-19-related restrictions for geographic areas that continue to be significantly impacted by the pandemic or certain other actions taken as part of our business continuity plans, including travel restrictions. We may also have to reinstate work-from-home requirements in response to further changes in local regulations in connection with developments in the COVID-19 pandemic. While the adjustments to our operations may result in inefficiencies, delays and additional costs in our solution development, sales, marketing, and customer support efforts, as of the date of this filing, we do not believe our work-from-home protocol has materially adversely impacted our internal controls, financial reporting systems or our operations.

In response to the ongoing COVID-19 pandemic, we initially implemented plans to manage our costs. For part of fiscal year 2020, we temporarily limited the addition of new employees and third-party contracted services, curtailed most travel expenses except where critical to the business and limited discretionary spending. As we obtained further visibility on the impact of the COVID-19 pandemic on our business, we lifted some of these limitations to support our growth. We continue to monitor the situation and may adjust our current policies as more information and public health guidance become available. Even so, the ongoing effects of the COVID-19 pandemic and/or the precautionary measures that we, our customers and governmental authorities have adopted have resulted in, and could continue to result in, customers not purchasing or renewing our solutions or services, delays or lengthening of our sales cycles and reductions in average transaction sizes. These ongoing effects of the COVID-19 pandemic and/or the precautionary measures could also negatively affect our customer success and sales and marketing efforts, or create operational, supply chain or other challenges, any of which could harm our business and results of operations. Because our solutions have future obligations and a portion of that revenue is recognized over time, the effect of the pandemic may not be fully reflected in our results of operations until future periods. Our competitors could experience similar or different impacts as a result of the COVID-19 pandemic, which could result in changes to our competitive landscape. While we have developed and continue to develop plans to help mitigate the negative impact of the pandemic on our business, these efforts may not be effective, and any protracted economic downturn could significantly affect our business and results of operations. We will continue to evaluate the nature and extent of the impact of the COVID-19 pandemic to our business. For additional information regarding the possible impact of the COVID-19 pandemic on our business, see the section titled “Risk Factors.”

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

We track our progress landing new customers by measuring the number of ARR Solution Customers (as defined below) we have from one fiscal period to the next. For instance, we have increased our number of ARR Solution Customers from 202 as of June 30, 2021 to 692 as of June 30, 2022. We track our progress in expanding our customer relationships by measuring our ARR Net Retention Rate (as defined below). Our organic ARR Net Retention Rate was 108% for the three months ended June 30, 2022 and 103% for the three months ended June 30, 2021.

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

Investment in Growth

We continue investing in growing our business and capitalizing on our market opportunity while balancing the uncertainties from the macro economic environment and the COVID-19 pandemic. We intend to continue to add headcount to our global sales and marketing teams to acquire new customers and to increase sales to existing customers. We also intend to continue to add headcount as needed to our research and development teams and otherwise invest to improve and innovate our nanosatellite, ground station and data analytics technologies. For the three months ended June 30, 2022, our spending on research and development increased by $1.0 million, or 14%, from the three months ended June 30, 2021, which included $0.3 million from the Acquisition. For the three months ended June 30, 2022, our sales and marketing expenses increased by $1.9 million, or 39%, from the three months ended June 30, 2021, which included $1.3 million from the Acquisition. Our total headcount across all functions has increased from 303 employees as of June 30, 2021, to 378 employees as of June 30, 2022, which includes 27 exactEarth employees. The costs of these investments may adversely affect our results of operations, but we believe that these investments will contribute to our long-term growth.

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

Impact of Foreign Exchange Rates

We report in U.S. dollars, and the functional currency of our foreign operating subsidiaries is the local currency, including the Euro, the British Pound, the Singapore Dollar and the Canadian Dollar. The U.S. dollar has strengthened against many of these currencies since the three months ended June 30, 2021. In the three months ended June 30, 2022, approximately 36% of our revenues were generated in non-U.S. dollar-denominated currencies. This compares to the three months ended June 30, 2021, where approximately 66% of our revenues were generated in non-U.S. dollar-denominated currencies. The financial statements of these subsidiaries are translated into U.S. dollars using exchange rates in effect at each balance sheet date for assets and liabilities and average exchange rates during the period for revenues and expenses. To the extent we experience significant currency fluctuations, our results of operations may be impacted.

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

The following table summarizes our ARR as of each period end indicated:

	As of June 30,
(dollars in thousands)	2022	2021	2022 to 2021 % Change
ARR	$85,316	$36,590	133%

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

Our ARR Customer and ARR Solution Customer growth in the periods presented have been driven by the Acquisition, landing new ARR Customers across our four solutions (Maritime, Aviation, Weather and Space Services) and expanding our geographical footprint. We believe that our ability to expand our customer base is a key indicator of our market penetration, the growth of our business and our future potential business opportunities.

The following table summarizes the number of our ARR Customers and ARR Solution Customers as of each period end indicated:

	As of June 30,
	2022	2021	2022 to 2021 % Change
ARR Customers	667	187	257%
ARR Solution Customers	692	202	243%

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

The following table summarizes our ARR Net Retention Rate for each period indicated (excludes exactEarth):

	As of June 30,
	2022	2021	2022 to 2021 % Change
ARR Net Retention Rate	108%	103%	5%

Our ARR Net Retention Rate can be impacted from period to period by large increases or decreases in customer contract value and large decreases in contract value from customers that have chosen not to renew their contracts with us. An ARR Net Retention Rate greater than 100% is an indication that we are growing the value of the solutions our customers are purchasing from us from a fiscal period end versus the prior fiscal period end. An ARR Net Retention Rate less than 100% is an indication that we are reducing the value of the solutions our customers are purchasing from us from a fiscal period end versus the prior fiscal period end. For the three months ended June 30, 2022, our ARR Net Retention Rate increased 5% from the three months ended June 30, 2021. This increase was driven by further expansion with our existing customers by adding coverage, data sets, a variety of enhanced features and services to our customers' contracts.

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

Loss on Satellite Deorbit and Launch Failure. Loss on Satellite Deorbit and Launch Failure consists of the write-off of the remaining capitalized costs associated with the manufacture and launch of our satellites prior to the end of the satellite’s useful life. We contract with third-party companies to launch, carry and deploy our LEMUR satellites into space. A loss could result from a third-party launch or deployer failure, a technical failure of the satellite, or the deorbit of a satellite before the end of the satellite’s useful life. A technical failure could include a satellite that is not able to communicate with our network of ground stations or fulfill its intended technical mission for a duration greater than one month. The loss amount is presented net of any insurance claims received. Due to the nature of these events, we cannot predict the magnitude or frequency of future satellite deorbit and launch failure losses. While we sometimes purchase launch insurance when financially practical, the proceeds from these policies will typically only cover a portion of our loss in the event of an unplanned satellite deorbit or launch failure. We did not incur any of these expenses in the three months ended June 30, 2022 or the three months ended June 30, 2021.

Other Income (Expense), Net

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

Loss on Extinguishment of Debt. Loss on Extinguishment of Debt includes accelerated debt issuance expenses, legal and other fees associated with the payoff or refinancing of existing debt.

Other Expense, Net. Other Expense, Net consists primarily of tax credits, grant income, the impact of foreign exchange gains and losses, benefit from loan forgiveness, and sales and local taxes. We use the local currency as our functional currency for Luxembourg, United Kingdom, Singapore and Canada.

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

Results of Operations

Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021 and Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021

The following tables set forth selected condensed consolidated statement of operations data and such data as a percentage of total revenues for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Revenue	$19,395	$9,113	$37,465	$18,829
Cost of revenue(1)	9,573	3,727	19,419	7,055
Gross profit	9,822	5,386	18,046	11,774
Operating expenses(1):
Research and development	8,225	7,209	16,882	14,109
Sales and marketing	6,728	4,854	13,633	8,795
General and administrative	11,274	6,896	23,958	15,290
Total operating expenses	26,227	18,959	54,473	38,194
Loss from operations	(16,405)	(13,573)	(36,427)	(26,420)
Other (expense) income:
Interest income	106	1	120	2
Interest expense	(2,785)	(3,325)	(5,828)	(5,875)
Change in fair value of contingent earnout liability	180	—	697	—
Change in fair value of warrant liabilities	3,897	(4,185)	9,732	(10,176)
Loss on extinguishment of debt	(22,510)	(4,954)	(22,510)	(3,255)
Other expense, net	(2,876)	(513)	(4,045)	(136)
Total other income (expense), net	(23,988)	(12,976)	(21,834)	(19,440)
Loss before income taxes	(40,393)	(26,549)	(58,261)	(45,860)
Income tax provision	62	313	352	700
Net loss	$(40,455)	$(26,862)	$(58,613)	$(46,560)
(1)
Includes stock-based compensation as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Cost of revenue	$43	$26	$120	$44
Research and development	814	668	1,525	1,253
Sales and marketing	735	412	1,351	728
General and administrative	1,317	888	2,202	2,476
Total stock-based compensation	$2,909	$1,994	$5,198	$4,501

Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2022	2021	% Change	2022	2021	% Change
Revenue	$19,395	$9,113	113%	$37,465	$18,829	99%

Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021

Total revenue increased $10.3 million, or 113%, driven primarily by the growth in the number of ARR Customers combined with our organic ARR Net Retention Rate greater than 100%. The Acquisition added $4.6 million of revenue for the three months ended June 30, 2022. Our organic ARR

Customers increased 41%, from 187 as of June 30, 2021 to 263 as of June 30, 2022, which contributed to an increase in revenue from new customers. Our organic ARR Net Retention Rate was 108% for the three months ended June 30, 2022, which contributed to an increase in revenue from our existing customer base.

For the three months ended June 30, 2022, we derived 45% of our revenue from the Americas, 38% of our revenue from Europe, Middle East, Africa (“EMEA”) and 18% of our revenue from Asia Pacific (“APAC”). For the three months ended June 30, 2021, we derived 67% of our revenue from EMEA, 27% of our revenue from the Americas and 6% of our revenue from APAC. For the three months ended June 30, 2022, we derived 67% of our revenue from subscription arrangements, compared to 45% for the three months ended June 30, 2021. This percentage mix can fluctuate significantly from period to period driven primarily by the timing of the non-subscription revenue recognition in our contracts.

Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021

Total revenue increased $18.6 million, or 99%, driven primarily by the growth in the number of ARR Customers combined with our organic ARR Net Retention Rate greater than 100%. The Acquisition added $9.2 million of revenue for the six months ended June 30, 2022. Our organic ARR Net Retention Rate was 107% for the six months ended June 30, 2022, which contributed to an increase in revenue from our existing customer base.

For the six months ended June 30, 2022, we derived 43% of our revenue from the Americas, 41% of our revenue from EMEA and 16% of our revenue from APAC. For the six months ended June 30, 2021, we derived 53% of our revenue from EMEA, 31% of our revenue from the Americas and 16% of our revenue from APAC. For six months ended June 30, 2022, we derived 67% of our revenue from subscription arrangements, compared to 43% for the six months ended June 30, 2021. This percentage mix can fluctuate significantly from period to period driven primarily by the timing of the non-subscription revenue recognition in our contracts.

For the three and six months ended June 30, 2022, our increase in the number of ARR Customers was driven by the Acquisition, our increased spending on sales and marketing activities, the geographical expansion of our sales efforts into new countries and/or regions and the development and rollout of new data solutions. Our organic ARR Net Retention Rate greater than 100% was driven by further expansion with our existing customers by adding coverage, data sets and a variety of enhanced features and services to our customers’ contracts with us.

Over time, we expect the mix of our total revenue in the Americas and APAC to continue to increase with additional sales and marketing focus in that region.

Cost of Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2022	2021	% Change	2022	2021	% Change
Total cost of revenue	$9,573	$3,727	157%	$19,419	$7,055	175%
Gross profit	9,822	5,386	82%	18,046	11,774	53%
Gross margin	51%	59%	(8)%	48%	63%	(14)%
Headcount (at period end)	40	18	122%	40	18	122%

Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021

Cost of revenue increased $5.8 million, or 157%. $4.1 million of this growth was due to the Acquisition operating costs. Organic increases were primarily driven by an increase in computing costs of $0.6 million, an increase in personnel costs of $0.5 million, an increase in Space Services hardware expenses of $0.2 million, an increase in third-party royalty costs of $0.2 million, and an increase in depreciation expense of $0.1 million. The increase in computing costs were driven by higher expenses to support customer growth. The increase in personnel expenses was driven by headcount growth. The increase in Space Services third-party hardware expenses was in support of a strategic customer commitment. The increase in third-party royalty costs was driven by an increase in sales activity, resulting in higher payments to third-party data set providers as they augment our data solutions. Depreciation expense increased from the prior period driven by replacement of retired constellation satellites which were fully depreciated and the addition of Space Services solution satellites.

Gross margin for the three months ended June 30, 2022 and 2021 was 51% and 59%, respectively. The decrease in the three months ended June 30, 2022 compared to the three months ended June 30, 2021 was driven primarily by the computing expenses, personnel expenses, higher royalties, strategic customer expenses and depreciation as described above. This metric can fluctuate significantly from period to period driven primarily by the timing of the revenue as well as the timing of our technology investments to support future revenue. The Acquisition negatively impacted gross margin by approximately 13%. Of this reduction, approximately half was driven by purchase accounting adjustments including a reduction to exactEarth deferred revenue and an increase in amortization of purchased intangibles.

Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021

Cost of revenue increased $12.4 million, or 175%. $8.4 million of this growth was due to the Acquisition operating costs and retention expenses. Organic increases were primarily driven by an increase in computing costs of $1.1 million, an increase in third-party royalty costs of $0.9 million, an increase in personnel costs of $0.9 million, an increase in depreciation expense of $0.7 million, and an increase in Space Services hardware expenses of $0.5 million. The increase in computing costs were driven by higher expenses to support customer growth. The increase in third-party royalty costs was driven by an increase in sales activity, resulting in higher payments to third-party data set providers as they augment our data solutions. The increase in personnel expenses was driven by headcount growth. Depreciation expense increased from the prior period driven by replacement of retired constellation satellites which were fully depreciated and the addition of Space Services solution satellites. The increase in Space Services third-party hardware expenses was in support of a strategic customer commitment.

Gross margin for the six months ended June 30, 2022 and 2021 was 48% and 63%, respectively. The decrease in the six months ended June 30, 2022 compared to the six months ended June 30, 2021 was driven primarily by higher computing expenses, royalties, personnel expenses, depreciation, and strategic customer expenses as described above. This metric can fluctuate significantly from period to period driven primarily by the timing of the revenue as well as the timing of our technology investments to support future revenue. The Acquisition negatively impacted gross margin by approximately 13%. Of this reduction, approximately half was driven by purchase accounting adjustments including a reduction to exactEarth deferred revenue and an increase in amortization of purchased intangibles.

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

Research and Development

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2022	2021	% Change	2022	2021	% Change
Research and development	$8,225	$7,209	14%	$16,882	$14,109	20%
Percentage of total revenue	42%	79%		45%	75%
Headcount (at end of period)	187	155	21%	187	155	21%

Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021

Research and development expenses increased $1.0 million, or 14%. $0.3 million of this growth was due to the Acquisition operating costs and retention expenses. Organic increases were primarily driven by an increase in personnel costs of $0.5 million and an increase in software expenses of $0.3 million. The increase in personnel costs was driven by growth in headcount during the period. The increase in software expenses was driven by headcount growth and resources required to support new development processes and capabilities.

Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021

Research and development expenses increased $2.8 million, or 20%. $0.6 million of this growth was due to the Acquisition operating costs and retention expenses. Organic increases were primarily driven by an increase in personnel costs of $2.0 million and an increase in software expenses of $0.2 million. The increase in personnel costs was driven by growth in headcount during the period. The increase in software expenses was driven by headcount growth and resources required to support new development processes and capabilities.

We expect research and development expenses to increase in absolute dollars in future periods primarily due to higher headcount as we continue to invest in the development of our solutions offerings and new technologies; however, we expect research and development expenses to decrease as a percentage of revenue in future periods as our revenue growth exceeds our growth in research and development spend

Sales and Marketing

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2022	2021	% Change	2022	2021	% Change
Sales and marketing	$6,728	$4,854	39%	$13,633	$8,795	55%
Percentage of total revenue	35%	53%		36%	47%
Headcount (at end of period)	70	79	(11)%	70	79	(11)%

Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021

Sales and marketing expenses increased $1.9 million, or 39%. $1.3 million of this growth was due to the Acquisition operating costs and retention expenses. Organic increases were primarily driven by an increase in contractor labor of $0.3 million, an increase in personnel costs of $0.2 million, and other miscellaneous operating expenses of $0.1 million. The increase in contractor labor and personnel costs was due to an increase in sales resources involved in selling activities.

Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021

Sales and marketing expenses increased $4.8 million, or 55%. $2.9 million of this growth was due to the Acquisition operating costs and retention expenses. Organic increases were primarily driven by an increase in personnel costs of $1.3 million and an increase in contractor labor of $0.6 million. The increase in personnel costs and contractor labor was due to an increase in sales resources involved in selling activities.

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

General and Administrative

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2022	2021	% Change	2022	2021	% Change
General and administrative	$11,274	$6,896	63%	$23,958	$15,290	57%
Percentage of total revenues	58%	76%		64%	81%
Headcount (at end of period)	81	51	59%	81	51	59%

Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021

General and administrative expenses increased $4.4 million, or 63%. $1.2 million of this growth was due to the Acquisition operating costs and retention and severance expenses. Organic increases were primarily driven by an increase in business insurance of $1.7 million, an increase in consulting fees of $1.4 million, an increase in personnel costs of $0.7 million, an increase in travel and entertainment expenses of $0.2 million, an increase in facilities expenses of $0.2 million, and other miscellaneous operating expenses of $0.1 million, partially offset by other consultancy fees of $1.1 million. The increase in business insurance was driven by incremental exposure associated with being a public company. The increase in consulting fees was driven by additional resources required for the Acquisition. The increase in personnel costs was driven by overall headcount growth. The increase in travel and entertainment expenses was driven by eased COVID-19 restrictions. The increase in facilities expenses was driven by overall headcount growth. The decrease in other consultancy fees was driven by lower third-party accounting, legal and other consulting services associated with the Merger and company readiness for going public.

Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021

General and administrative expenses increased $8.7 million, or 57%. $3.3 million of this growth was due to the Acquisition operating costs and retention and severance expenses. Organic increases were primarily driven by an increase in consulting fees of $4.0 million, an increase in business insurance of $3.4 million, an increase in personnel costs of $1.3 million, an increase in facilities expenses of $0.5 million, an increase in travel and entertainment expenses of $0.3 million, and other miscellaneous operating expenses of $0.2 million, partially offset by other consultancy fees of $4.3 million. The increase in consulting fees was driven by additional resources required for the Acquisition. The increase in business insurance was driven by incremental exposure associated with being a public company. The increase in personnel costs was driven by overall headcount growth. The increase in facilities expenses was driven by overall headcount growth. The increase in travel and entertainment expenses was driven by increased travel following eased COVID-19 restrictions. The decrease in other consultancy fees was driven by lower third-party accounting, legal and other consulting services associated with the Merger and company readiness for going public.

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

Other Income (Expense), Net

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2022	2021	% Change	2022	2021	% Change
Interest income	$106	$1	−	$120	$2	−
Interest expense	$(2,785)	$(3,325)	(16)%	$(5,828)	$(5,875)	(1)%
Change in fair value of contingent earnout liability	$180	$—	−	$697	$—	−
Change in fair value of warrant liabilities	$3,897	$(4,185)	193%	$9,732	$(10,176)	196%
Loss on extinguishment of debt	$(22,510)	$(4,954)	354%	$(22,510)	$(3,255)	592%
Other expense, net	$(2,876)	$(513)	461%	$(4,045)	$(136)	(2,874)%

Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021

Interest income increased by $0.1 million, driven by increased interest earned on cash and marketable securities held.

Interest expense decreased $0.5 million, or 16%, primarily as a result of incurring lower interest charges associated with our 2019 and 2020 convertible notes which were converted upon the completion of the Merger.

Change in fair value of contingent earnout liability was $0.2 million, driven by the mark-to-market adjustment to reflect the fair market valuation of the underlying stock price. In connection with the Merger, eligible Spire equity holders are entitled to receive additional shares of our common stock upon our achievement of certain Earnout Triggering Events, which are treated as liabilities and required to be marked to market each reporting period. Changes in valuation are recorded against the Contingent earnout liability account with the offsetting gain or loss recorded in Other Income (expense). For additional information, see Notes 2 and 8 to our unaudited condensed consolidated financial statements as of June 30, 2022 and for the three months ended June 30, 2022 included elsewhere in this Quarterly Report on Form 10-Q and Note 3 to our audited consolidated financial statements as of December 31, 2021 and on the Annual Report on Form 10-K for the year ended December 31, 2021.

Change in fair value of warrant liabilities decreased by $8.1 million, or 193% million, driven by the mark-to-market adjustment to reflect the fair market valuation of our public and private warrants. For additional information, see Notes 2 and 8 to our unaudited condensed consolidated financial statements as of June 30, 2022 and for the three months ended June 30, 2022 included elsewhere in this Quarterly Report on Form 10-Q.

Loss on extinguishment of debt increased $17.6 million, or 354%, driven by the acceleration of unamortized debt issuance costs and other administrative expenses associated with the extinguishment of the FP Loan.

Other (expense) income, net increased $2.4 million, or 461%. $0.2 million of this increase was driven by the Acquisition, primarily driven by realized foreign exchange expense and share in loss in the Myriota investment. Organic increases were primarily driven by an increase of $1.5 million in realized and unrealized loss on foreign exchange, a reduction of $0.5 million in tax credits and an increase of $0.2 million in and local taxes.

Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021

Interest income increased by $0.1 million, driven by interest earned on cash and marketable securities held.

Interest expense was flat at $5.8 million as higher interest and debt issuance costs associated with the FP loan offset savings from the conversion of the 2019 and 2020 convertible notes.

Change in fair value of contingent earnout liability was $0.7 million, driven by the mark-to-market adjustment to reflect the fair market valuation of the underlying stock price. For additional information, see Notes 2 and 8 to our unaudited condensed consolidated financial statements as of June 30, 2022 and for the three months ended June 30, 2022 included elsewhere in this Quarterly Report on Form 10-Q and Note 3 to our audited consolidated financial statements as of December 31, 2021 and on the Annual Report on Form 10-K for the year ended December 31, 2021.

Change in fair value of warrant liabilities decreased by $19.9 million, or 196% million, driven by the mark-to-market adjustment to reflect the fair market valuation of our public and private warrants. For additional information, see Notes 2 and 8 to our unaudited condensed consolidated financial statements as of June 30, 2022 and for the three months ended June 30, 2022 included elsewhere in this Quarterly Report on Form 10-Q.

Loss on extinguishment of debt increased $19.3 million, or 592%, driven by the acceleration of unamortized debt issuance costs and other administrative expenses associated with the payoff of the FP Loan.

Other (expense) income, net increased $3.9 million. $0.7 million of this increase was driven by the Acquisition, primarily driven by $0.3 million realized foreign exchange expense and $0.4 million share in loss in the Myriota investment. Organic increases were primarily driven by a $2.6 million increase in realized and unrealized loss on foreign exchange, $0.5 million lower tax credits, and an increase of $0.3 million in local taxes offset by an increase in grant income of $0.2 million.

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

Income Tax Provision

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2022	2021	% Change	2022	2021	% Change
Income tax provision	$62	$313	(80)%	$352	$700	(50)%

Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021

Income taxes decreased by $0.3 million, or 80%, primarily driven by a lower tax provision for our U.K. subsidiary.

Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021

Income taxes decreased by $0.3 million, or 50%, primarily driven by a lower tax provision for our U.K. subsidiary.

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
•
Loss on extinguishment of debt: We exclude this as it does not reflect the underlying cash flows or operational results of the business.
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

The presentation of non-GAAP financial information should not be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP. Investors should read this discussion and analysis of our financial condition and results of operations together with the condensed consolidated financial statements and the related notes thereto also included within.

The following table outlines the reconciliation from net loss to Adjusted EBITDA for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Net loss	$(40,455)	$(26,862)	$(58,613)	$(46,560)
Depreciation & amortization	4,507	1,829	9,341	3,540
Net interest	2,679	3,324	5,708	5,873
Taxes	62	313	352	700
EBITDA	(33,207)	(21,396)	(43,212)	(36,447)
Change in fair value of contingent earnout liability	(180)	—	(697)	—
Change in fair value of warrant liabilities	(3,897)	4,185	(9,732)	10,176
Loss on extinguishment of debt	22,510	4,954	22,510	3,255
Other expense, net	2,876	513	4,045	136
Stock-based compensation	2,909	1,994	5,198	4,501
Mergers and acquisition related expenses	1,514	317	4,528	2,584
Other unusual one-time costs	—	—	—	387
Other acquisition accounting amortization	174	—	357	—
Adjusted EBITDA	$(7,301)	$(9,433)	$(17,003)	$(15,408)

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

Liquidity and Capital Resources

Our principal sources of liquidity to fund our operations are from cash and cash equivalents, which totaled $72.5 million as of June 30, 2022, mainly from net proceeds from the Merger (as defined below), borrowings available under the Blue Torch Credit Facility (as defined below) and the issuance of convertible notes. Of this $72.5 million, approximately $8.7 million was held outside of the United States. These amounts compare to cash and cash equivalents of $36.2 million as of June 30, 2021, of which $5.7 million was held outside of the United States. These amounts are exclusive of restricted cash which totaled $0.4 million as of June 30, 2022, and $13.2 million as of June 30, 2021. Additionally, we had $20.6 million invested in short-term marketable securities as of June 30, 2022 which can be converted to cash with minimal transaction costs. Since our inception, we have been in an operating cash flow deficit as we have made significant investments in our technology infrastructure, built out our research and development foundation, grown sales and marketing resources to drive revenue, and scaled general and administrative functions to enable operating effectiveness.

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

In June 2022, we entered into the Blue Torch Financing Agreement (as defined and further described below), utilizing a portion of the proceeds of the term loan to pay-off the outstanding principal and interest under the FP Credit Agreement.

We expect that our principal source of liquidity is our cash and cash equivalents balance which includes the proceeds received from the Merger, the additional convertible notes issued and the Blue Torch Credit Facility (as defined below). We believe this will be sufficient to meet our working capital and capital expenditure needs over at least the next 12 months. Our future capital requirements will depend on many factors including our growth rate, the timing and extent of spending to support solution development efforts, the expansion of sales and marketing activities, the ongoing investments in technology infrastructure, the introduction of new and enhanced solutions, and the continuing market acceptance of our solutions. From time to time, we may seek additional equity or debt financing to fund capital expenditures, strategic initiatives or investments and our ongoing operations. In the event that we decide, or are required, to seek additional financing from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, financial condition, and results of operations could be adversely affected.

Blue Torch Credit Agreement

On June 13, 2022, we, as borrower, and certain of our subsidiaries, as guarantors, entered into a financing agreement (the “Blue Torch Financing Agreement”) with Blue Torch Finance LLC, a Delaware limited liability company (“Blue Torch”), as administrative agent and collateral agent, and certain lenders (the “Lenders”). The Blue Torch Financing Agreement provides for, among other things, a term loan facility in an aggregate principal amount of up to $120.0 million (the “Blue Torch Credit Facility”). The proceeds of the term loan may be used for general corporate purposes and to refinance our existing $70.0 million credit facility with FP Credit Partners, L.P.

The Blue Torch Credit Facility is scheduled to mature on June 13, 2026, upon which we must repay the outstanding principal amount of any outstanding loans thereunder, together with all accrued but unpaid interest, fees and other obligations owing under the Blue Torch Credit Facility. Subject to certain exceptions, prepayments of the Blue Torch Credit Facility will be subject to early termination fees in an amount equal to 3.0% of the principal prepaid if prepayment occurs on or prior to the first anniversary of the closing date, 2.0% of principal prepaid if prepayment occurs after the first anniversary of the closing date but on or prior to the second anniversary of the closing date and 1.0% of principal prepaid if prepayment occurs after the second anniversary of the closing date but on or prior to the third anniversary of the closing date, plus if prepayment occurs on or prior to the first anniversary of the closing date, a make-whole amount equal to the amount of interest that would have otherwise been payable through the maturity date of the Blue Torch Credit Facility.

The $120.0 million term loan was available and drawn at closing, of which $19.7 million was placed in an escrow account by Blue Torch with such amount to be released upon our achieving certain metrics related to annualized recurring revenue and a total annualized recurring revenue leverage ratio of not greater than 1.25 to 1.00. The term loan accrues interest at a floating rate, to be based, at our election, on either a reference rate or a 3-month Term Secured Overnight Financing Rate ("SOFR") rate (subject to a 1.0% floor), plus an interest rate margin of 7.0% for reference rate borrowings and 8.0% for 3-month Term SOFR borrowings. We elected the Term SOFR rate which was 9.34% as of June 30, 2022. Principal on the term loan is only payable at maturity and interest on the term loan is due and payable monthly for reference rate borrowings and quarterly for Term SOFR borrowings. We are also required to pay other customary fees and costs in connection with the Blue Torch Credit Facility, including a commitment fee in an amount equal to $2.4 million on the closing date, a $0.3 million agency fee annually and an exit fee in an amount equal to $1.8 million upon termination of the Blue Torch Financing Agreement.

Our obligations under the Blue Torch Financing Agreement are or will be guaranteed by certain of our domestic and foreign subsidiaries meeting materiality thresholds set forth in the Blue Torch Financing Agreement. Such obligations, including the guarantees, are secured by substantially all of our personal property and that of our subsidiary guarantors, including pursuant to a Security Agreement entered into on June 13, 2022 among us, Spire Global Subsidiary, Inc., Austin Satellite Design, LLC and Blue Torch (the “Security Agreement”). As of the closing date, such subsidiary guarantors are Spire Global Subsidiary, Inc., Austin Satellite Design, LLC, Spire Global Canada Subsidiary Corp. and exactEarth Ltd.

The Blue Torch Financing Agreement contains customary affirmative covenants and customary negative covenants limiting our ability and the ability of our subsidiaries, to, among other things, dispose of assets, undergo a change in control, merge or consolidate, make acquisitions, incur debt, incur liens, pay dividends, repurchase stock and make investments, in each case subject to certain exceptions. We must also comply with a maximum debt to annualized recurring revenue leverage ratio financial covenant tested monthly during the first two years of the Blue Torch Financing Agreement, a maximum debt to EBITDA leverage ratio financial covenant tested monthly during the third and fourth years of the Blue Torch Financing Agreement and a minimum liquidity financial covenant tested at all times.

The Blue Torch Financing Agreement also contains customary events of default that include, among other things, certain payment defaults, cross defaults to other indebtedness, inaccuracy of representations and warranties, covenant defaults, change of control defaults, judgment defaults, and bankruptcy and insolvency defaults. If an event of default exists, the Blue Torch as agent on behalf of the lenders may require immediate payment of all obligations under the Blue Torch Financing Agreement and may exercise certain other rights and remedies provided for under the Blue Torch Financing Agreement, the other loan documents and applicable law. Under certain circumstances, a default interest rate will apply on all obligations during the existence of an event of default under the Blue Torch Financing Agreement at a per annum rate equal to 2.00% above the applicable interest rate.

On June 13, 2022, in connection with the Blue Torch Financing Agreement, we granted warrants to affiliates of the Lenders to purchase fully paid and non-assessable shares of common stock (the “Blue Torch Warrants”), which are exercisable for an aggregate of 3,496,205 shares of our common stock with a per share exercise price of $2.01.

In addition, on June 13, 2022, in connection with the closing of the Financing, we paid Urgent Capital LLC, a Delaware limited liability company, a fee for introducing us to the Lender, for the purpose of loan financing, in the amount equal to $0.6 million in cash and a warrant to purchase fully paid and non-assessable shares of common stock (the “GPO Warrant” and, collectively with the Blue Torch Warrant, the “Credit Agreement Warrants”), which are exercisable for an aggregate of 198,675 shares of our common stock with a per share exercise price of $2.01.

The Credit Agreement Warrants may be exercised on a cashless basis. The Credit Agreement Warrants are exercisable for a term beginning on the date of issuance and ending on the earlier to occur of ten years from the date of issuance or the consummation of certain of our acquisitions as set forth in the Credit Agreement Warrants. The number of shares for which the Credit Agreement Warrants are exercisable and the associated exercise price are subject to certain proportional adjustments as set forth in the Credit Agreement Warrants.

NavSight Merger

On August 16, 2021, we announced that we had closed our merger with NavSight (the "Merger"). As a result, we became a wholly owned subsidiary of NavSight, and NavSight changed its name to “Spire Global, Inc.”

In connection with the Merger, we raised $264.8 million of proceeds including the contribution of $230.0 million of cash held in NavSight’s trust account from its initial public offering, net of redemptions of NavSight public stockholders of $210.2 million, and $245.0 million of cash in connection with the Private Investment in Public Equity ("PIPE") Investment. We incurred $38.7 million of merger and acquisitions costs, consisting of banking, legal, and other professional fees, of which $32.1 million was recorded as a reduction to additional paid-in capital, and the remaining $6.6 million was expensed to general and administrative expenses in the consolidated statement of operations.

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

On June 13, 2022, we repaid in full all obligations and all amounts borrowed, and all obligations have terminated, under the FP Credit Agreement, which was replaced by the Blue Torch Financing Agreement. The outstanding principal and interest under the FP Credit Agreement in an aggregate amount equal to approximately $72.8 million was repaid with proceeds of the term loan under the Blue Torch Credit Facility. We incurred no early termination penalties in connection with the termination of the FP Credit Agreement.

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

Acquisition of exactEarth

In November 2021, we closed the Acquisition for the purchase price of $129.0 million, consisting of $109.6 million in cash and $22.3 million of common stock, net of $3.0 million post-combination expense. The Acquisition accelerates growth of our existing maritime business with additional data solutions, cross-selling opportunities, and expansion of our geographic footprint. exactEarth is now a fully-owned subsidiary of Spire Global, Inc. and will continue to conduct operations from Cambridge, Ontario, Canada.

For additional detail regarding the terms associated with the Acquisition, see Note 4 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021.

Government Loan

As part of the Acquisition in November 2021, we assumed a loan agreement with the Strategic Innovation Fund ("SIF") which was recorded at fair value of the debt. As of June 30, 2022, $4.5 million was included in long-term debt, non-current on our condensed consolidated balance sheet. Under this agreement and subsequent amendment, we are eligible to receive funding for certain expenditures incurred from February 13, 2018 to May 12, 2023, up to a maximum of $5.7 million. The loan is repayable in 15 annual payments beginning February 28, 2026 and has a stated interest rate of zero.

For additional information, see Note 6 to our unaudited condensed consolidated financial statements as of June 30, 2022, and for the three and six months ended June 30, 2022 included in this Quarterly Report on Form 10-Q.

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

The following table summarizes our net cash used in operating activities, net cash used in investing activities, and net cash provided by financing activities for the periods indicated:

	Six Months Ended June 30,
(in thousands)	2022	2021
Net cash used in operating activities	$(32,494)	$(18,151)
Net cash used in investing activities	$(33,103)	$(5,583)
Net cash provided by financing activities	$25,634	$56,771

Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021

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

Net cash used in operating activities in the six months ended June 30, 2022 was $32.5 million. This reflected our net loss of $58.6 million, adjustments for non-cash items of $30.2 million, and a net decrease in our operating assets and liabilities of $4.1 million. Non-cash items primarily included a $22.3 million loss on extinguishment of debt, $9.3 million of depreciation and amortization expense, $5.2 million of stock-based compensation, $2.7 million of debt issuance amortization expense, and a $1.1 million reduction of operating lease right-of-use assets, offset by $9.7 million change in fair value of warrant liability and $0.7 million change in fair value of earnout consideration. The net decrease in operating assets and liabilities primarily included a $3.2 million decrease in other current assets, a $2.8 million decrease in accounts payable, a $1.7 million decrease in accrued wages and benefits, a $0.8 million decrease in other long-term assets, and a $0.6 million decrease in operating lease liabilities. This was offset by a $6.7 million increase in accounts receivable, a $4.0 million increase in contract liabilities, a $2.4 million increase in contract assets, a $1.8 million increase in other accrued expenses, and a $0.3 million increase in other long-term liabilities.

Net cash used in operating activities in the six months ended June 30, 2021 was $18.2 million. This reflected our net loss of $46.6 million, adjustments for non-cash items of $25.3 million, and a net increase in our operating assets and liabilities of $3.1 million. Non-cash items primarily included $10.2 million change in fair value of warrant liability, $4.5 million of stock-based compensation, $3.5 million of depreciation and amortization expense, $3.3 million of accretion on carrying value of convertible notes, $2.3 million loss on extinguishment of debt and $1.5 million of debt issuance amortization expense. The net increase in operating assets and liabilities primarily included a $2.9 million increase in contract liabilities, a $1.6 million increase in accounts receivable, a $1.1 million increase in accounts payable, a $1.0 million increase in other current assets, a $1.0 million increase in other long-term liabilities, a $0.5 million increase in other accrued expenses and a $0.2 million increase in accrued wages and benefits. This was offset by a $0.2 million decrease in other long-term assets.

Cash Flows from Investing Activities

The cash flows from investing activities primarily relate to cash used for business acquisitions, the procurement, development, and deployment of capital assets, including satellites, ground stations, machinery and equipment, furniture, computer equipment and software, and leasehold improvements.

Net cash used in investing activities in the six months ended June 30, 2022 was $33.1 million. This was driven by $20.6 in short-term investments and $12.5 million of investment for property and equipment.

Net cash used in investing activities in the six months ended June 30, 2021 was $5.6 million. This was primarily driven by $5.6 million of investment for property and equipment.

Cash Flows from Financing Activities

The cash flows from financing activities relate primarily to net proceeds from the issuance of long term debt, convertible notes and common stock.

Net cash provided by financing activities in the six months ended June 30, 2022 was $25.6 million. This was driven by $100.4 million of proceeds from long-term debt, $0.8 million of proceeds from exercise of stock options and $0.3 million of proceeds from employee stock purchase plan, and partially offset by $71.5 million of payments on long-term debt, and $4.3 million of payments of debt issuance costs. The long term debt and debt issuance cost items were driven by the Blue Torch loan transaction.

Net cash provided by financing activities in the six months ended June 30, 2021 was $56.8 million. This was driven by $70.0 million proceeds from long-term debt, $20.0 million proceeds from issuance of convertible notes payable and $0.7 million proceeds from issuance of common stock, and partially offset by $29.6 million payments on redemption of long-term debt and $4.3 million of payments on debt issuance costs. The long term debt and debt issuance cost items were driven by the FP loan transaction.

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements are prepared in accordance with GAAP. In the preparation of these condensed consolidated financial statements, we are required to make certain estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses and related disclosures. On an ongoing basis, we evaluate our estimates and assumptions. Our actual results may differ from these estimates under different assumptions or conditions.

There have been no material changes to our critical accounting policies and estimates as compared to those disclosed in Part II, Item 7, Critical Accounting Policies and Estimates in our Annual Report on Form 10-K for the year ended December 31, 2021.

Accounting Pronouncements Recently Adopted and Not Yet Adopted

See Note 2 to our unaudited condensed consolidated financial statements as of June 30, 2022, and for the three and six months ended June 30, 2022 included in this Quarterly Report on Form 10-Q.

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

We have experienced and will continue to experience fluctuations in our net loss as a result of gains or losses related to revaluing certain asset and current liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. For the three months ended June 30, 2022 and 2021, we had a loss of $2.6 million and $1.1 million, respectively. For the six months ended June 30, 2022 and 2021, we had a loss of $3.5 million and $0.7 million, respectively. A hypothetical 10% strengthening or weakening of the U.S. dollar relative to the currencies in which our revenue and expenses are denominated would have resulted in an increase or decrease, respectively, in our reported three months ended June 30, 2022, pre-tax loss of approximately $2.0 million, and in our reported six months ended June 30, 2022, pre-tax loss of approximately $3.8 million.

Interest Rate Sensitivity

We had cash and cash equivalents totaling $72.5 million and investment in marketable securities of $20.6 million as of June 30, 2022. These amounts were held primarily in demand deposit accounts and marketable securities. The cash and cash equivalents are held for working capital purposes or strategic investment purposes.

We are exposed to market risks related to fluctuations in interest rates related to the Blue Torch Credit Facility. The Blue Torch Credit Facility accrues interest at a floating rate, to be based, at our election, on either a reference rate or a 3-month Term SOFR rate (subject to a 1.0% floor), plus an interest rate margin of 7.0% for reference rate borrowings and 8.0% for 3-month Term SOFR borrowings. Accordingly, increases in SOFR could increase our interest payments under the Blue Torch Credit Facility. For example, a hypothetical increase of 100 basis points in the interest rate of the Blue Torch Credit Facility would have approximately a $1.0 million impact on an annual basis on our results of operations. The SIF loan is interest free.

Inflation Risk

We are exposed to inflation risk. Inflationary factors, such as increases in component parts, labor and other overhead expenses, could impair our operating results. Although there has been a significant increase in inflation in the recent period, it has not had a substantial impact on our results of operations for the three and six month periods ending June 30, 2022. However, a higher rate of inflation in the future may have a negative impact on our operational and capital expenditures which we may not be able to pass along as cost increases to our customers.

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

Our principal executive officer and principal financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule(s) 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2022. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of June 30, 2022 because of the material weaknesses in internal control over financial reporting described below.

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

Remediation Efforts on Material Weaknesses in Internal Control over Financial Reporting

In response to the material weaknesses identified, we have implemented several changes to our internal control over financial reporting and will begin or continue performing remedial actions in 2022, as described below:

Control Environment and Hiring Key Personnel

Our remediation actions related to improving our control environment and hiring key personnel include the following:

•
The Company hired additional accounting and IT personnel in the quarter ended June 30, 2022, including a chief accounting officer, senior financial systems manager, and an accounts receivable consultant to bolster its reporting, technical accounting, and IT capabilities to a level commensurate with the internal control requirements of a public company. The Company plans to hire additional accounting and IT personnel as needed to further improve its controls over financial reporting.
•
The Company continues to monitor personnel requirements and increase headcount and roles where needed to address corporate control structure, in addition to providing necessary ongoing training to its finance and accounting personnel.

Risk Assessment

Our remediation actions related to improving the controls related to our risk assessment process include the following:

•
The Company engaged a third-party to assist in designing and implementing a risk assessment process to identify and evaluate changes in the Company’s business and the impact on its internal controls.
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
•
The Company engaged a third-party to complete an initial Enterprise Risk Assessment. The Company identified key risks for technology-based organizations and interviewed management team members and the Chair of the Audit Committee. The Company reviewed responses received, compiled a list of identified risks, and developed heat maps to depict the likelihood, impact, and preparedness of the Company to respond to the identified risks. During 2022, action and testing plans are being developed to address the risks, and results will be reviewed with management.

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
•
During the quarter ended June 30, 2022, the Company completed its initial assessment on Segregation of Duties with assistance from a third-party and began its analysis across all processes and locations, including establishing appropriate authorities and responsibilities.

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
•
During the quarter ended June 30, 2022, the Company designed and implemented certain IT general controls, including controls over user access rights and privileges, and change management. As of June 2022, the Company has mapped a revised series of IT-related control activities for our Enterprise Resource Planning (ERP) system, with the goal to execute IT general controls (ITGCs) over our ERP system, and then design and implement similar controls for the remaining of our financially relevant applications.

While these actions and planned actions are subject to ongoing management evaluation and will require validation and testing of the design and operating effectiveness of internal controls over a sustained period, we are committed to continuous improvement and will continue to diligently review our internal control over financial reporting. The material weaknesses will not be considered remediated until management completes the design and implementation of the measures described above, until the controls operate for a sufficient period of time, and until management has concluded, through testing, that the controls are effective.

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

We have grown over recent periods, and therefore our revenue growth rate and financial performance should not be considered indicative of our future performance. For example, our revenue was $19.4 million and $9.1 million for the three months ended June 30, 2022 and 2021, respectively and $37.5 million and $18.8 million for the six months ended June 30, 2022 and 2021, respectively. In addition, due to the COVID-19 pandemic, our revenue and other results of operations have been negatively impacted. The circumstances that have impacted the growth of our business stemming from the effects of the COVID-19 pandemic may continue in the future, and the growth rates in revenue may decline in future periods. You should not rely on our revenue for any previous quarterly or annual period as any indication of our revenue or revenue growth in future periods. As we grow our business, we expect our revenue growth rates to decline compared to prior fiscal years due to a number of reasons, which may include more challenging comparisons to prior periods as our revenue grows, slowing demand for our platform, increasing competition, a decrease in the growth of our overall market or market saturation, and our failure to capitalize on growth opportunities.

We may fail to effectively manage our growth, which would adversely affect our business, financial condition, and results of operations.

We are a rapidly growing company, and our future growth depends, in part, on our ability to manage our growth successfully. For example, the number of ARR Solution Customers was 692 as of June 30, 2022, increased from 202 as of June 30, 2021. To effectively manage this growth, we will need to continue to improve and expand our operating and administrative systems, financial infrastructure, financial controls, technological operations infrastructure, and our internal IT systems, which we may not be able to do efficiently in a timely manner, or at all. To do so, we may seek to deploy products and services from third-party providers, which may not be available on commercially reasonable terms, or at all, and may not perform to our expectations. For the definition of ARR and ARR Customers, see the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Business Metrics.”

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

We have incurred net losses since our inception, and we expect to continue to incur net losses in the near future. We incurred net losses of $58.6 million and $46.6 million for the six months ended June 30, 2022 and 2021, respectively. We expect our operating expenses to increase over the next several years, as we continue to hire additional personnel, particularly in sales and marketing and research and development, expand our operations and infrastructure, both domestically and internationally, and continue to develop our platform’s features. These efforts may be more costly than we may expect and may not result in increased revenue or growth in our business. In addition to the expected costs to grow our business, we also expect to continue to incur increased legal, accounting, and other expenses as a public company. Any failure to increase our revenue sufficiently to offset the increases in our operating expenses will limit our ability to achieve or maintain profitability in the future. Further, if we are unable to successfully address these risks and challenges as we encounter them, our business, financial condition, and results of operations could be adversely affected.

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
•
adverse litigation judgments, settlements, or other litigation-related costs; and
•
general economic conditions in either domestic or international markets, including currency exchange rate fluctuations, inflation and geopolitical uncertainty and instability, such as the conflict in Ukraine and its impacts on the region and the global economy.

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
•
slowing our recruiting, hiring, and onboarding processes;
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

In light of the uncertain and rapidly evolving situation relating to the spread of COVID-19, we have taken precautionary measures intended to reduce the risk of the virus spreading to our employees, our customers, and the communities in which we operate, and we may take further actions as required by government entities or that we determine are in the best interests of our employees, customers, partners, and suppliers. Where shelter-in-place policies or other governmental restrictions are reduced or lifted, we take a measured and careful approach to have employees returning to offices and traveling for business. As employees are able to come back into the office, we will also adhere to local requirements for precautionary measures and policies such as wearing masks, obtaining COVID-19 testing, social distancing and requiring vaccination, as applicable. Some employees may be unwilling or unable to receive a COVID-19 vaccine, necessitating the implementation of additional safety or social distancing protocols, and impeding their return to pre-pandemic work routines. These precautionary measures and policies could negatively impact employee recruiting, productivity, training and development, and collaboration, or otherwise disrupt our business operations.

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

We have historically derived a significant portion of our revenue from contracts with federal, state, local, and foreign governments, which accounted for approximately 33% of our revenues for the six months ended June 30, 2022. We believe that the future success and growth of our business will depend in part on our ability to continue to maintain and procure government contracts. Within the government channel, approximately 68% of revenue for the six months ended June 30, 2022 was generated by three government customers. Contracts with any government entity may be terminated or suspended by the government at any time, with or without cause. There can be no assurance that any contract with the government of any country will not be terminated or suspended in the future. Although we attempt to ensure that government contracts have standard provisions such as termination for convenience language which reimburses us for reasonable costs incurred, the payments are not assured and may not be sufficient to fully compensate us for any early termination of a contract. The loss of one or more of our government customers, or any significant decrease in sales to these customers, could reduce our net sales and adversely affect our business, financial condition, and results of operations.

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
•
exposure to regional or global public health issues, such as the outbreak of the COVID-19 pandemic and evolving strains of COVID-19, and to travel restrictions and other measures undertaken by governments in response to such issues;
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

As we continue to expand internationally, we will become more exposed to fluctuations in currency exchange rates. A portion of our operating expenses are incurred outside of the United States and denominated in foreign currencies. The strengthening of the U.S. dollar relative to foreign currencies in the six months ended June 30, 2022 increased the real cost of our platform for those customers paying in U.S. dollars outside of the United States, which could lead to the lengthening of our sales cycle or reduced demand for our platform. The fluctuations in currency exchange rates could increase the cost of expenses such as payroll, utilities, tax, and marketing expenses, as well as overseas capital expenditures. As we continue our international expansion, increased international sales may result in foreign currency denominated sales, increasing our foreign currency risk. Moreover, this continued expansion will increase operating expenses incurred outside the United States and denominated in foreign currencies. If we are not able to successfully hedge against the risks associated with currency fluctuations, our financial condition and results of operations would be adversely affected. To date, we have not entered into any hedging transactions in an effort to reduce our exposure to foreign currency exchange risk While we may decide to enter into hedging transactions in the future, the availability and effectiveness of these hedging transactions may be limited and we may not be able to successfully hedge our exposure, which would adversely affect our business, financial condition, and results of operations.

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

In June 2022, we entered into the Blue Torch Financing Agreement, which provides us with a senior secured convertible credit facility in an aggregate principal amount of $120.0 million that was fully drawn in June 2022. We used a portion of the proceeds from the term loan to repay our outstanding obligations under our existing credit facilities with the FP Lenders. There can be no assurance that we will be able to repay this indebtedness when due, or that we will be able to refinance this indebtedness on acceptable terms or at all.

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

The terms of the Blue Torch Financing Agreement restrict us from engaging in specified types of transactions. These covenants restrict our ability to, among other things:

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

In addition, the Blue Torch Financing Agreement requires that, we comply with a maximum debt to annualized recurring revenue leverage ratio financial covenant tested monthly during the first two years of the Blue Torch Financing Agreement, a maximum debt to EBITDA leverage ratio financial covenant tested monthly during the third and fourth years of the Blue Torch Financing Agreement and a minimum liquidity financial covenant tested at all times. We cannot guarantee that we will be able to maintain compliance with these various covenants or, if we fail to do so, that we will be able to obtain waivers from the lenders and/or amend the covenants. Even if we comply with all of the applicable covenants, the restrictions on the conduct of our business could adversely affect our business by, among other things, limiting our ability to take advantage of financing opportunities, mergers, acquisitions, investments, and other corporate opportunities that may be beneficial to our business

A change in control or a breach of any of the covenants in the Blue Torch Credit Facility could result in an event of default, which, if not cured or waived, could trigger acceleration of our indebtedness and an increase in the interest rates applicable to such indebtedness, and may result in the acceleration of or default under any other debt we may incur in the future to which a cross-acceleration or cross-default provision applies. The acceleration of the indebtedness under our credit agreements or under any other indebtedness, could have a material adverse effect on our business, results of operations, and financial condition. In the event of any default under our existing or future credit facilities, the applicable lenders could elect to terminate borrowing commitments and declare all borrowings and loans outstanding, together with accrued and unpaid interest and any fees and other obligations, to be due and payable. In addition, our obligations under the Blue Torch Credit Facility are secured by a security interest in substantially all of our assets. During the existence of an event of default under the Blue Torch Credit Facility, the lenders could exercise their rights and remedies thereunder, including by way of initiating foreclosure proceedings against any assets constituting collateral for our obligations under such credit facility.

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

The dual-class structure of our common stock has the effect of concentrating voting power with our Legacy Spire Founders, which will limit your ability to influence the outcome of matters submitted to our stockholders for approval, including the election of our board of directors, the adoption of amendments to our certificate of incorporation and bylaws, and the approval of any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction. Our Class A common stock has one vote per share and our Class B common stock that is held only by our Legacy Spire Founders has nine votes per share. Accordingly, the Class B common stock held by the Legacy Spire Founders represents approximately 43.8% of the voting power of our outstanding capital stock in the aggregate as of June 30, 2022. Additionally, the Class A common stock and Class B common stock held by two of the Legacy Spire Founders, Peter Platzer and Theresa Condor, who are husband and wife, represents approximately 30.6% of the voting power of our outstanding capital stock in the aggregate as of June 30, 2022. As a result, Peter Platzer and Theresa Condor and the other Legacy Spire Founders will be able to determine or significantly influence any action requiring the approval of our stockholders, including the election of our board of directors, the adoption of amendments to our certificate of incorporation and bylaws, and the approval of any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction. The Legacy Spire Founders may have interests that differ from yours and may vote in a way with which you disagree, and which may be adverse to your interests. This concentrated control may have the effect of delaying, preventing, or deterring a change in control, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of the company, and might ultimately affect the market price of our common stock. Further, the separation between voting power and economic interests could cause conflicts of interest between the Legacy Spire Founders and our other stockholders, which may result in the Legacy Spire Founders undertaking, or causing us to undertake, actions that would be desirable for themselves but would not be desirable for our other stockholders. The numbers of shares and percentage interests set forth above assume that there are no future exercises of the warrants.

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
•
sales of substantial amounts of shares of our common stock by our directors, executive officers, or significant stockholders or the perception that such sales could occur; and
•
general economic and political conditions such as recessions, interest rates, inflation, fuel prices, international currency fluctuations, geopolitical instability, and acts of war or terrorism.

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

Additionally, if the average closing market price of our securities is less than $1.00 over any consecutive 30 trading-day period, such that the listing standards of the NYSE are no longer met, we may not be able to remain listed on the NYSE. At that point, it is possible that our securities could be quoted on the over-the-counter bulletin board or the pink sheets. This could have negative consequences, including a negative effect on the price of our securities, reduced liquidity for stockholders, reduced trading levels for our securities, limited availability of market quotations or analyst coverage of our securities; stricter trading rules for brokers trading our securities, and reduced access to financing alternatives for us. We also would be subject to greater state securities regulation if our common stock was no longer listed on a national securities exchange. In the event of a delisting, we can provide no assurance that any action taken by us to restore compliance with listing requirements would allow our securities to become listed again, stabilize the market price or improve the liquidity of our securities, prevent our securities from dropping below the NYSE minimum share price requirement or prevent future non-compliance with NYSE’s listing requirements.

We do not expect to declare any dividends in the foreseeable future.

We have never declared nor paid cash dividends on our capital stock. We currently intend to retain any future earnings to finance the operation and expansion of our business, and we do not anticipate declaring or paying any dividends to holders of our capital stock in the foreseeable future.

Additionally, our ability to pay cash dividends on our common stock is limited by restrictions under the terms of the Blue Torch Financing Agreement for the Blue Torch Credit Facility. Consequently, investors may need to rely on sales of their shares after price appreciation, which may never occur, as the only way to realize any future gains on their investment.

Warrants will become exercisable for our common stock, which would increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.

As of June 30, 2022, we had 21,794,872 warrants outstanding at a weighted average exercise price of $9.89 per share. The additional shares of common stock issued upon exercise of these warrants will result in dilution to our holders of common stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of our common stock.

Certain warrants are being accounted for as a warrant liability and are being recorded at fair value upon issuance with changes in fair value each period reported in earnings, which may have an adverse effect on the market price of our common stock.

Under GAAP, we are required to evaluate warrants to determine whether they should be accounted for as a warrant liability or as equity. We have concluded that certain warrants contain provisions requiring liability classification. Therefore, as described in our financial statements, we are accounting for certain warrants as a warrant liability and are recording that liability at fair value upon issuance. We will record any subsequent changes in fair value as of the end of each period for which earnings are reported. The impact of changes in fair value on earnings may have an adverse effect on the market price of our common stock and may cause fluctuations in our results of operations based on factors that are outside of our control.

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

Exhibit Number		Incorporated by Reference
	Description	Form	File No.	Exhibit	Filing Date

4.1	Form of Blue Torch Warrant to Purchase Common Stock of Spire Global, Inc., dated as of June 13, 2022.	8-K	001-39493	4.1	June 14, 2022
4.2	Form of GPO Warrant to Purchase Common Stock of Spire Global, Inc., dated as of June 13, 2022.	8-K	001-39493	4.2	June 14, 2022
10.1	Financing Agreement dated as of June 13, 2022, among Spire Global, Inc., Spire Global Subsidiary, Inc., Austin Satellite Design, LLC, Blue Torch Finance LLC and the lenders party thereto.	8-K	001-39493	10.1	June 14, 2022
10.2	Security Agreement dated as of June 13, 2022, among Spire Global, Inc., Spire Global Subsidiary, Inc., Austin Satellite Design, LLC and Blue Torch Finance LLC.	8-K	001-39493	10.2	June 14, 2022
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

32.1*	Certifications of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because iXBRL tags are embedded within the Inline XBRL document).
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 has been formatted in Inline XBRL

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

SPIRE GLOBAL, INC.

Date: August 10, 2022	By:	/s/ Peter Platzer
Peter Platzer
Chief Executive Officer
(Principal Executive Officer)

Date: August 10, 2022	By:	/s/ Thomas Krywe
Thomas Krywe
Chief Financial Officer
(Principal Financial and Accounting Officer)