Form 10-Q/A
period 2021-09-30
Spire Global, Inc.
filed 2022-11-07
CIK 1816017

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM
10-Q/A

(Amendment No. 1)

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
of the Exchange Act).    Yes  ☐    No  ☒
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐
The registrant had outstanding 133,830,621 shares of Class A common stock, 12,058,614 shares of Class B common stock, and 18,099,992 warrants as of November 10, 2021.

EXPLANATORY NOTE
Spire Global, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (“Form 10-Q/A”) to its Quarterly Report on Form 10-Q for the period ended September 30, 2021 (the “Original Form 10-Q”), as originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on November 10, 2021, to amend and restate the Original Form 10-Q as further described below.
As disclosed in the Company’s Current Report on Form 8-K, as filed with the SEC on October 25, 2022, the Company is restating its previously issued unaudited condensed consolidated financial statements as of and for the three and nine months ended September 30, 2021. Subsequent to the filing of the Original Form 10-Q, the Company discovered that an incorrect number had been used in the calculation of the fair value of the contingent earnout liability following the consummation of the reverse capitalization transaction on August 16, 2021. As a result, the Company’s contingent earnout liability was understated by approximately $3.3 million as of September 30, 2021. For the three and nine months ended September 30, 2021, the loss recorded on the change in fair value of contingent earnout liability, total other income (expense), net, loss before income taxes, and net loss were each understated by approximately $23.4 million for each period. Basic and diluted net loss per share was understated by $0.34 and by $0.63 for the three and nine months ended September 30, 2021, respectively. As a result of the error, the Company’s previously issued unaudited condensed consolidated financial statements as of and for the three and nine months ended September 30, 2021 were materially misstated and are being restated in this Form 10-Q/A.
This Form 10-Q/A is presented as of the filing date of the Original Form 10-Q, does not reflect events occurring after that date, and does not modify or update disclosures in any way other than as required to reflect the restatement described below. Accordingly, this Form 10-Q/A should be read in conjunction with the Company’s filings with the SEC subsequent to the date on which the Company filed the Original Form 10-Q.
This Form 10-Q/A sets forth the Original Form 10-Q in its entirety, as amended to reflect the restatement. Among other things, forward-looking statements made in the Original Form 10-Q have not been revised to reflect events that occurred or facts that became known to the Company after the filing of the Original Form 10-Q, and such forward-looking statements should be read in their historical context.
The following items have been amended as a result of the restatement:
Part I, Item 1, “Financial Statements”,
Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”,
Part I, Item 4, “Controls and Procedures”, and
Part II, Item 1A, “Risk Factors.”
In accordance with applicable SEC rules, this Form 10-Q/A includes an updated signature page and certifications of the Company’s Chief Executive Officer and Chief Financial Officer in Exhibits 31.1, 31.2 and 32.1 as required by Rule 12b-15.
Refer to Note 2,
“Summary of Significant Accounting Policies,”
 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q/A for additional information and for the summary of the accounting impacts of the restatement of the Company’s condensed consolidated financial statements.
The Company has concluded its disclosure controls and procedures as of September 30, 2021 remained ineffective due to the unremediated material weaknesses previously disclosed in Part I, Item 4 “Controls and Procedures” of the Original Form 10-Q, as well as the identification of an additional material weakness in internal control over financial reporting related to the error discussed above. See additional disclosure included in Part 1, Item 4 of this Form 10-Q/A.

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
The following information has been adjusted to reflect the restatement of our unaudited condensed consolidated financial statements as described in the “Explanatory Note” at the beginning of this Form 10-Q/A and in Note 2, “
Summary of Significant Accounting Policies,
” in the Notes to the Condensed Consolidated Financial Statements of this Form 10-Q/A.
Spire Global, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)
(Unaudited)

	September 30, 2021	December 31, 2020
	(Restated)
Assets

Current assets
Cash and cash equivalents	$245,770	$15,571
Accounts receivable, net (including allowance of $389 and $174 as of September 30, 2021 and December 31, 2020, respectively)	6,456	3,738
Contract assets	1,089	853
Restricted cash, current	12,801	—
Other current assets	10,227	2,112

Total current assets	276,343	22,274
Property and equipment, net	25,855	20,458
Other long-term assets, including restricted cash	1,365	1,690
Total assets	$303,563	$44,422

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable	$4,738	$1,775
Accrued wages and benefits	1,865	1,590
Contract liabilities, current portion	10,331	8,110
Warrant liability, current portion	22,582	—
Other accrued expenses	5,967	1,813

Total current liabilities	45,483	13,288
Long-term debt, non-current	45,221	26,645
Contingent earnout liability	80,417	—
Convertible notes payable, net (including related parties of $0 and $7,498 as of September 30, 2021, and December 31, 2020, respectively)	—	48,631
Deferred income tax liabilities	287	338
Warrant liability	30,770	4,007
Other long-term liabilities	1,382	249

Total liabilities	203,560	93,158

Commitments and contingencies (Note 9)
Stockholders’ Equity (Deficit)
Series A preferred stock, $0.0001 par value, none authorized, issued and outstanding at September 30, 2021; 12,671,911 shares authorized, 21,615,723 shares issued and outstanding at December 31, 2020 (liquidation value of $52,809 at December 31, 2020)	—	52,809
Series B preferred stock, $0.0001 par value, none authorized, issued and outstanding at September 30, 2021; 4,869,754 shares authorized, 8,306,818 shares issued and outstanding at December 31, 2020 (liquidation value of $35,228 at December 31, 2020)	—	35,228
Series C preferred stock, $0.0001 par value, none authorized, issued and outstanding at September 30, 2021; 9,126,525 shares authorized, 12,804,176 shares issued and outstanding at December 31, 2020 (liquidation value of $65,222 at December 31, 2020)	—	65,222
Common stock, $0.0001 par value, 1,000,000,000 Class A and 15,000,000 Class B shares authorized, 133,742,534 Class A and 12,058,614 Class B shares issued and outstanding at September 30, 2021; 55,000,000 shares authorize d , 17,664,015 Class A shares issued and outstanding at December 31, 202 0	15	2
Additional paid-in capital	413,993	10,131
Accumulated other comprehensive loss	(191)	(982)
Accumulated deficit	(313,814)	(100,003)
Total stockholders’ equity (deficit)	100,003	(48,736)

Total liabilities and stockholders’ equity (deficit)	$303,563	$44,422

The accompanying notes are an integral p
a
rt of these condensed consolidated financial statements.

Spire Global, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(Restated)		(Restated)

Revenue	$9,561	$7,184	$28,390	$21,221
Cost of revenue	5,338	2,426	12,393	7,821

Gross profit	4,223	4,758	15,997	13,400

Operating expenses
Research and development	7,804	5,231	21,913	14,585
Sales and marketing	5,574	2,294	14,369	7,082
General and administrative	8,217	3,110	23,507	8,854
Loss on satellite deorbit and launch failure	—	666	—	666

Total operating expenses	21,595	11,301	59,789	31,187

Loss from operations	(17,372)	(6,543)	(43,792)	(17,787)

Other income (expense)
Interest income	4	—	6	45
Interest expense	(2,392)	(1,522)	(8,267)	(4,479)
Change in fair value of contingent earnout liability	(22,142)	—	(22,142)	—
Change in fair value of warrant liabilities	(13,353)	—	(23,529)	—
Other income (expense), net	(584)	636	(3,975)	181

Total other income (expense), net	(38,467)	(886)	(57,907)	(4,253)

Loss before income taxes	(55,839)	(7,429)	(101,699)	(22,040)
Income tax provision	269	195	969	300

Net loss	$(56,108)	(7,624)	$(102,668)	$(22,340)

Basic and diluted net loss per share (Class A common stock)	$(0.83)	$(0.43)	$(2.75)	$(1.27)

Weighted-average shares of Class A common stock used in computing basic and diluted net loss per share	67,348,269	17,605,469	37,389,424	17,603,874

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Spire Global, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(Restated)		(Restated)

Net loss	$(56,108)	$(7,624)	$(102,668)	$(22,340)
Other comprehensive loss:
Foreign currency translation adjustments	324	(94)	791	30

Comprehensive loss	$(55,784)	$(7,718)	$(101,877)	$(22,310)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Spire Global, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
(In thousands, except share amounts)
(Unaudited)

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares (1)	Amount	Shares (1)	Amount	Shares (1)	Amount	Shares (1)	Amount

Balance, June 30, 2021	21,615,723	$52,809	8,306,818	$35,228	12,951,095	$66,113	19,212,323	$2	$23,370	$(515)	$(257,706)	$(80,699)
Exercise of stock options	—	—	—	—	—	—	229,316	—	392	—	—	392
Stock compensation expense	—	—	—	—	—	—	—	—	2,099	—	—	2,099
Issuance of shares to FP Lenders (Note 6)	—	—	—	—	—	—	1,490,769	1	14,803	—	—	14,804
Conversion of warrants to common stock	—	—	—	—	—	—	672,355	—	308	—	—	308
Conversion of Series A preferred stock to common stock upon the reverse recapitalization	(21,615,723)	(52,809)	—	—	—	—	21,615,723	2	52,807	—	—	—
Conversion of Series B preferred stock to common stock upon the reverse recapitalization	—	—	(8,306,818)	(35,228)	—	—	8,306,818	1	35,227	—	—	—
Conversion of Series C preferred stock to common stock upon the reverse recapitalization	—	—	—	—	(12,951,095)	(66,113)	12,951,095	1	66,112	—	—	—
Conversion of convertible notes to common stock upon the reverse recapitalization	—	—	—	—	—	—	37,034,620	4	70,929	—	—	70,933
Issuance of common stock upon the reverse recapitalization and PIPE financing, net of merger costs (2)	—	—	—	—	—	—	44,288,129	4	206,220	—	—	206,224
Contingent earnout liability upon closing of the merger (Restated)	—	—	—	—	—	—	—	—	(58,274)	—	—	(58,274)
Net loss (Restated)	—	—	—	—	—	—	—	—	—	—	(56,108)	(56,108)
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	324	—	324

Balance, September 30, 2021 (Restated)	—	$—	—	$—	—	$—	145,801,148	$15	$413,993	$(191)	$(313,814)	$100,003

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares (1)	Amount	Shares (1)	Amount	Shares (1)	Amount	Shares (1)	Amount
Balance, December 31, 2020	21,615,723	$52,809	8,306,818	$35,228	12,804,176	$65,222	17,664,015	$2	$10,131	$(982)	$(211,146)	$(48,736)
Exercise of stock options	—	—	—	—	—	—	799,901	—	1,065	—	—	1,065
Stock compensation expense	—	—	—	—	—	—	—	—	6,600	—	—	6,600
Issuance of shares to FP Lenders (Note 6)	—	—	—	—	—	—	2,468,492	1	22,868	—	—	22,868
Exercise of series C preferred warrants	—	—	—	—	146,919	891	—	—	—	—	—	891
Conversion of warrants to common stock	—	—	—	—	—	—	672,355	—	308	—	—	308
Conversion of Series A preferred stock to common stock upon the reverse recapitalization	(21,615,723)	(52,809)	—	—	—	—	21,615,723	2	52,807	—	—	—
Conversion of Series B preferred stock to common stock upon the reverse recapitalization	—	—	(8,306,818)	(35,228)	—	—	8,306,818	1	35,227	—	—	—
Conversion of Series C preferred stock to common stock upon the reverse recapitalization	—	—	—	—	(12,951,095)	(66,113)	12,951,095	1	66,112	—	—	—
Conversion of convertible notes to common stock upon the reverse recapitalization	—	—	—	—	—	—	37,034,620	4	70,929	—	—	70,933
Issuance of common stock upon the reverse recapitalization and PIPE financing, net of merger costs (2)	—	—	—	—	—	—	44,288,129	4	206,220	—	—	206,224
Contingent earnout liability upon closing of the merger (Restated)	—	—	—	—	—	—	—	—	(58,274)	—	—	(58,274)
Net loss (Restated)	—	—	—	—	—	—	—	—	—	—	(102,668)	(102,668)
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	791	—	791

Balance, September 30, 2021 (Restated)	—	$—	—	$—	—	$—	145,801,148	$15	$413,993	$(191)	$(313,814)	$100,003

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

Spire Global, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2021	2020
	(Restated)
Cash flows from operating activities

Net loss	$(102,668)	$(22,340)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,615	3,861
Stock-based compensation	6,600	1,451
Accretion on carrying value of convertible notes	2,103	3,333
Amortization of debt issuance costs	2,617	158
Change in fair value of warrant liability	23,529	—
Change in fair value of contingent earnout liability	22,142	—
Deferred income tax liabilities	(47)	193
Loss on extinguishment of debt	2,277	—
Loss on impairment of intangible assets	91	—
Changes in operating assets and liabilities:
Accounts receivable	(2,905)	534
Contract assets	(250)	(575)
Other current assets	(7,381)	(492)
Other long-term assets	213	(152)
Accounts payable	1,118	1,182
Accrued wages and benefits	302	734
Contract liabilities	2,416	3,369
Other accrued expenses	1,536	833
Other long-term liabilities	2,684	(509)

Net cash used in operating activities	(40,008)	(8,420)

Cash flows from investing activities
Purchase of property and equipment	(9,309)	(8,240)
Investment in intangible assets	(140)	(67)

Net cash used in investing activities	(9,449)	(8,307)

Cash flows from financing activities
Proceeds from reverse recapitalization and PIPE financing	264,823	—
Payments of merger costs related to reverse recapitalization	(30,600)	—
Proceeds from long-term debt	70,000	7,592
Proceeds from issuance of convertible notes payable	20,000	250
Payments on redemption of long-term debt	(29,628)	(4,500)
Payment of debt issuance costs	(4,293)	(183)
Proceeds from exercise of stock options	1,065	6

Net cash provided by financing activities	291,367	3,165

Effect of foreign currency translation on cash, cash equivalent and restricted cash	1,071	236

Net increase (decrease) in cash, cash equivalents and restricted cas h	242,981	(13,326)
Cash, cash equivalents and restricted cash
Beginning of period	15,986	24,531

End of period	$258,967	$11,205

Supplemental disclosure of cash flow inform ation
Cash paid for interest	$1,431	$878
Cash paid for income taxes	$233	$—
Noncash financing activities
Conversion of Series A, B and C preferred stock to common stock upon the reverse recapita lization	$154,150	$—
Contingent earnout liability recognized upon the closing of the reverse recapitalization	$58,274	$—
Conversion of convertible notes to common stock upon the reverse recapitalization	$70,933	$—
Public and private warrants acquired as part of the merger	$26,707	$—
Issuance of shares to FP (Note 6)	$22,868	$—
Capitalized merger and acquisition costs not yet paid	$2,146	$—
Property and equipment purchased, but not yet paid	$1,924	$—
Exercise of Series C preferred stock warrants	$891	$—
Issuance of stock warrants with long-term debt	$308	$1,806
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

Restatement of Unaudited Condensed Consolidated Financial Statements
Restatement of Previously Issued Financial Statements

Subsequent to the filing of the Original Form 10-Q, the Company discovered that an incorrect number had been used in the calculation of the fair value of the contingent earnout liability. As a result, the Company’s contingent earnout liability was understated as of September 30, 2021. For the three and nine months ended September 30, 2021, the loss recorded on the change in fair value of contingent earnout liability, total other income (expense), net, loss before income taxes, net loss and basic and diluted net loss per share were each understated for each period. As a result of the error, the Company’s previously issued unaudited condensed consolidated financial statements as of and for the three and nine months ended September 30, 2021 were materially misstated and are being restated in this Form 10-Q/A.
The following tables reflect the impact of the restatement to the specific line items presented in the Company’s previously reported unaudited condensed consolidated financial statements as of and for the three and nine months ended September 30, 2021.

	As Previously Reported	Adjustments	As Restated
Condensed Consolidated Balance Sheet:
September 30, 2021
Contingent earnout liability	$77,131	$3,286	$80,417
Total liabilities	$200,274	$3,286	$203,560
Additional paid-in capital	$393,872	$20,121	$413,993
Accumulated deficit	$(290,407)	$(23,407)	$(313,814)
Total stockholders’ equity	$103,289	$(3,286)	$100,003
Total liabilities and stockholders’ equity	$303,563	$—	$303,563

Condensed Consolidated Statements of Operations:
Three Months Ended September 30, 2021
Change in fair value of contingent earnout liability (1)	$1,265	$(23,407)	$(22,142)
Total other income (expense), net	$(15,060)	$(23,407)	$(38,467)
Loss before income taxes	$(32,432)	$(23,407)	$(55,839)
Net loss	$(32,701)	$(23,407)	$(56,108)
Basic and diluted net loss per share	$(0.49)	$(0.34)	$(0.83)

Nine Months Ended September 30, 2021
Change in fair value of contingent earnout liability (1)	$1,265	$(23,407)	$(22,142)
Total other income (expense), net	$(34,500)	$(23,407)	$(57,907)
Loss before income taxes	$(78,292)	$(23,407)	$(101,699)
Net loss	$(79,261)	$(23,407)	$(102,668)
Basic and diluted net loss per share	$(2.12)	$(0.63)	$(2.75)

Condensed Consolidated Statements of Comprehensive Loss:
Three Months Ended September 30, 2021
Net loss	$(32,701)	$(23,407)	$(56,108)
Comprehensive loss	$(32,377)	$(23,407)	$(55,784)

Nine Months Ended September 30, 2021
Net loss	$(79,261)	$(23,407)	$(102,668)
Comprehensive loss	$(78,470)	$(23,407)	$(101,877)

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit):
Three Months and Nine Months Ended September 30, 2021
Contingent earnout liability upon closing of the merger	$(78,395)	$20,121	$(58,274)
Additional paid-in capital	$393,872	$20,121	$413,993
Accumulated Deficit	$(290,407)	$(23,407)	$(313,814)
Total stockholders’ equity	$103,289	$(3,286)	$100,003

Condensed Consolidated Statements of Cash Flows:
Nine Months Ended September 30, 2021
Net loss	$(79,261)	$(23,407)	$(102,668)
Change in fair value of contingent earnout liability	$(1,265)	$23,407	$22,142
Net cash used in operating activities	$(40,008)	$—	$(40,008)
Noncash Investment and financing activities
Contingent earnout liability recognized upon the closing of the reverse recapitalization	$78,395	$(20,121)	$58,274

(1)
Change in fair value of contingent earnout liability was included in the other income (expense), net, in the Original Form 10-Q and was reclassified to a separate line item in the Form 10-Q/A. There were no adjustments to the remaining Other income (expense), net amounts.

There was no impact on cash flows from investing or financing activities.
The accompanying applicable Notes have been restated to correct for these errors.
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

The Company has a history of operating losses and negative cash flows from operations since inception. During the nine months ended September 30, 2021, net loss was $102,668 and cash used in operations was $40,008
. During the nine months ended September 30, 2020, net loss was $22,340 and cash used in operations was $8,420
. The Company held cash and cash equivalents of $245,770
,
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

1
2

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
During the nine months ended September 30, 2021, the Company incurred an additional $
6,591
of costs indirectly related to the Merger, including
$4,846 for professional services and $1,745
of other merger related costs. These amounts have been included in General and administrative expenses in the Condensed Consolidated Statements of Operations for
the nine months ended September 30, 2021. No such costs were incurred during the nine months ended September 30, 2020.
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

1
3

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

1
4

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

1
5

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

1
6

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

1
7

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

1
8

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

1
9

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
The following tables present the Company’s fair value hierarchy for its financial instruments that are measured at fair value on a recurring basis:

	September 30, 2021
	Level 1	Level 2	Level 3	Total
Current Liabilities:
EIB warrants	$—	$22,582	$—	$22,582

Long-term Liabilities:
Public warrants	$19,550	$—	$—	$19,550
Private Placement warrants	—	11,220	—	11,220
Contingent Earnout liability	—	—	80,417	80,417

	$19,550	$11,220	$80,417	$111,187

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Long-term Liabilities:
EIB warrants	$—	$—	$4,007	$4,007

2
1

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
basis:

	Contingent Earnout Liability	Contingent Interest Embedded Derivative	Warrant Liability

Fair value at December 31, 2019	$—	$—	$197
Issuance of warrants to EIB	—	—	1,806
Fair value at September 30, 2020	$—	$—	$2,003

Fair value at December 31, 2020	$—	$—	$4,007
Issuance of warrants to Silicon Valley Bank	—	—	308
Conversion of Silicon Valley Bank warrants to common stock	—	—	(308)
Exercise of series C preferred warrants	—	—	(891)
Contingent interest embedded derivative recognized relating to the FP Term Loan agreement	—	8,922	—
Contingent interest embedded derivative derecognized upon the execution of the FP Amendment	—	(8,922)	—
Contingent earnout liability recognized upon the closing of the reverse recapitalization	58,275	—	—
Change in fair value of contingent earnout liability	22,142	—	—
Change in fair value included in other income (expense), net	—	—	19,466
Transferred to Level 2 upon the closing of the reverse recapitalization	—	—	(22,582)

Fair value at September 30, 2021	$80,417	$—	$—

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

2
2

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

2
3

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
The following table summarizes the components of total stock-based compensation expense based on roles and responsibilities of the employees within the Condensed Consolidated Statements of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Cost of revenue	$31	$9	$75	$26
Research and development	590	225	1,843	668
Sales and marketing	550	74	1,278	219
General and administrative	928	223	3,404	538

	$2,099	$531	$6,600	$1,451

11.	Net Loss per Share
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator:
Net loss attributable to common stockholders	$(56,108)	$(7,624)	$(102,668)	$(22,340)

Denominator:
Weighted-average shares of New Spire Class A Common Stock used in computing basic and diluted net loss per share	67,348,269	17,605,469	37,389,424	17,603,874

Basic and diluted net loss per share (New Spire Class A Common Stock)	$(0.83)	$(0.43)	$(2.75)	$(1.27)

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

2
4

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
Redemption of EIB Warrants
On October 18, 2021, EIB submitted a notice of cancellation for the remaining 775,966 EIB warrants (Tranche B). The valuation for settlement of these warrants is based on the VWAP

20-day

trading price method as of October 14, 2021, as stated in the notice of cancellation. The settlement amount is EUR 7,595. Tranche A of the EIB Warrants, in respect of which EIB submitted a notice of cancellation on September 24, 2021 (Note 6), and Tranche B of the EIB Warrants were canceled in full in exchange for a total cash amount of EUR 17,265, which was paid to EIB on November 8, 2021. Upon settlement of the warrants, the cash collateral of $12,801 will cease to be restricted.

2
5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements included in the Proxy Statement/Prospectus/Registration Statement filed with the Securities and Exchange Commission on July 22, 2021. This discussion contains forward-looking statements that involve risks and uncertainties. Factors that could cause or contribute to such differences include those identified below and those discussed in the section titled “Risk Factors” and other sections of this Quarterly Report on Form 10-Q/A. Our historical results are not necessarily indicative of the results that may be expected for any period in the future.

The following MD&A information has been adjusted to reflect the restatement of our unaudited condensed consolidated financial statements as described in the “Explanatory Note” at the beginning of this Form 10-Q/A and in Note 2, “Summary of Significant Accounting Policies”, in the Notes to the Condensed Consolidated Financial Statements of this Form 10-Q/A.

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

Our platform applies our value-add insights and predictive analytics to this proprietary data to create commercially valuable datasets. We offer three data solutions to our customers, which vary in complexity and price and can be delivered in near real-time via our API that can be easily integrated into our customers’ business operations:

•	Maritime: Precise space-based data used for highly accurate ship monitoring, ship safety and route optimization.

•	Aviation: Precise space-based data used for highly accurate aircraft monitoring, aircraft safety and route optimization.

•	Weather: Precise space-based data used for highly accurate weather forecasting.

For each data solution, we have the capability to offer customers a variety of features and additional value. The three forms of data we monetize are:

•	Clean data: Clean and structured data directly off our proprietary nanosatellites;

•	Smart data: Clean data fused with third-party datasets and proprietary analysis to enhance value and provide insights; and

•	Predictive solutions: Big data, AI, and ML algorithms applied to fused data sets to create predictive analytics and insights.

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

•

We entered into a definitive agreement with exactEarth Ltd., a leading provider of global maritime vessel data for ship tracking and maritime situational awareness solutions (“exactEarth”). For more information on this transaction, see Note 1 to our unaudited condensed consolidated financial statements as of September 30, 2021, and for the three and nine months ended September 30, 2021 included in this Quarterly Report on Form 10-Q/A.

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

•

We had 206 ARR Customers under contract as of September 30, 2021, a 63% increase from the number of ARR Customers under contract as of September 30, 2020. For the definition of ARR Customers, see the section titled “—Key Business Metrics.”

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

Key Factors Affecting Our Performance

We believe that our current and future performance are dependent on many factors, including, but not limited to, those described below. While these areas present significant opportunity, they also present risks that we must manage to achieve successful results. For additional information about these risks, see the section titled “Risk Factors.” If we are unable to address these risks, our business and operating results could be adversely affected.

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

We track our progress landing new customers by measuring the number of ARR Solution Customers we have from one fiscal period to the next. For instance, we increased our number of ARR Solution Customers to 225 as of September 30, 2021, from 133 as of September 30, 2020. We track our progress in expanding our customer relationships by measuring our ARR Net Retention Rate. For the definition of ARR Net Retention Rate, see the section titled “—Key Business Metrics.” Our ARR Net Retention Rate was 111% for the three months ended September 30, 2021 compared to 159% for the three months ended September 30, 2020. Our ARR Net Retention Rate was 113% for the nine months ended September 30, 2021 compared to 158% for the nine months ended September 30, 2020.

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

Other Income (Expense), Net. Other Income (Expense), Net consists primarily of tax credits, grant income, the impact of foreign exchange gains and losses, benefit from loan forgiveness, loss on debt extinguishment, earnout consideration mark-to-market adjustments and sales and local taxes. We use the local currency as our functional currency for Luxembourg, United Kingdom, and Singapore.

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

The following tables set forth selected consolidated statement of operations data and such data as a percentage of total revenues for each of the periods indicated:

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
	(Restated)		(Restated)
Revenue	$9,561	$7,184	$28,390	$21,221
Cost of revenue(1)	5,338	2,426	12,393	7,821

Gross profit	4,223	4,758	15,997	13,400

Operating expenses(1):
Research and development	7,804	5,231	21,913	14,585
Sales and marketing	5,574	2,294	14,369	7,082
General and administrative	8,217	3,110	23,507	8,854
Loss on satellite deorbit and launch failure	—	666	—	666

Total operating expenses	21,595	11,301	59,789	31,187

Loss from operations	(17,372)	(6,543)	(43,792)	(17,787)

Other income (expense):
Interest income	4	—	6	45
Interest expense	(2,392)	(1,522)	(8,267)	(4,479)
Change in fair value of contingent earnout liability	(22,142)	—	(22,142)	—
Change in fair value of warrant liabilities	(13,353)	—	(23,529)	—
Other income (expense), net	(584)	636	(3,975)	181

Total other income (expense), net	(38,467)	(886)	(57,907)	(4,253)

Loss before income taxes	(55,839)	(7,429)	(101,699)	(22,040)
Income tax provision	269	195	969	300

Net loss	$(56,108)	$(7,624)	$(102,668)	$(22,340)

(1)	Includes stock-based compensation as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Cost of revenue	$31	$9	$75	$26
Research and development	590	225	1,843	668
Sales and marketing	550	74	1,278	219
General and administrative	928	223	3,404	538

Total stock-based compensation	$2,099	$531	$6,600	$1,452

Revenue

	Three Months Ended			Nine Months Ended
(in thousands)	September 30, 2021	September 30, 2020	% Change	September 30, 2021	September 30, 2020	% Change
Revenue	$9,561	$7,184	33%	$28,390	$21,221	34%

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

*Not meaningful

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

Other Income (Expense)

	Three Months Ended			Nine Months Ended
(in thousands)	September 30, 2021	September 30, 2020	% Change	September 30, 2021	September 30, 2020	% Change
Interest income	$4	—	*	$6	$45	(87)%
Interest expense	(2,392)	(1,522)	57%	(8,267)	(4,479)	85%
Change in fair value of contingent earnout liability	(22,142)	—	*	(22,142)	—	*
Change in fair value of warrant liabilities	(13,353)	—	*	(23,529)	—	*
Other income (expense), net	(584)	636	(192%)	(3,975)	181	(2,296)%

*Not meaningful

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

Change in fair value of contingent earnout liability increased by $22.1 million, which reflects a loss driven by higher stock price and our mark-to-market process. There is no corresponding prior year gain or loss as the contingent earnout liability did not exist in the prior year period. In connection with the Merger, eligible Spire equity holders are entitled to receive additional shares of our common stock upon our achievement of certain Earnout Triggering Events which are treated as liabilities and required to be marked to market each reporting period. Changes in valuation reflect the mark-to-market adjustment to reflect the fair market valuation of the underlying stock price and are recorded against the Contingent earnout liability account with the offsetting gain or loss recorded in Change in fair value of contingent earnout liability. Additional information can also be found in Notes 2 and 8 to our unaudited condensed consolidated financial statements as of September 30, 2021, and for the three and nine months ended September 30, 2021.

Change in fair value of warrant liabilities increased by $13.4 million, driven by the mark-to-market adjustment to reflect the fair market valuation of warrants, including the warrants held by EIB and Old NavSight warrant holders prior to the completion of the Merger. Additional information can also be found in Note 8 to our unaudited condensed consolidated financial statements as of September 30, 2021, and for the three and nine months ended September 30, 2021.

Other income (expense), net changed by $1.2 million from other income, net of $0.6 million in the three months ended September 30, 2021 to other expense, net of $0.6 million in the three months ended September 30, 2022, driven primarily by increases in realized and unrealized foreign exchange expense.

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

Change in fair value of contingent earnout liability increased by $22.1 million, which reflects a loss driven by higher stock price and our mark-to-market process. There is no corresponding prior year gain or loss as the contingent earnout liability did not exist in the prior year period. In connection with the Merger, eligible Spire equity holders are entitled to receive additional shares of our common stock upon our achievement of certain Earnout Triggering Events which are treated as liabilities and required to be marked to market each reporting period. Changes in valuation reflect the mark-to-market adjustment to reflect the fair market valuation of the underlying stock price and are recorded against the Contingent earnout liability account with the offsetting gain or loss recorded in Change in fair value of contingent earnout liability. Additional information can also be found in Notes 2 and 8 to our unaudited condensed consolidated financial statements as of September 30, 2021, and for the three and nine months ended September 30, 2021.

Other income (expense), net changed by $4.2 million, from other income, net of $0.2 million in the nine months ended September 30, 2021 to other expense, net of $4.0 million in the nine months ended September 30, 2022. This was primarily driven by $5.0 million in debt extinguishment expenses resulting from paying off the EIB Loan and the Eastward Loan Facilities, an increase in realized and unrealized foreign exchange expense of $1.1 million, offset by a $1.7 million gain on extinguishment of debt resulting from the U.S. government’s forgiveness of our PPP loan, and an increase in tax credits of $0.3 million.

We continue to experience foreign currency fluctuations as we re-measure foreign currency denominated transactions and balances into the functional currency of the entities in which they are recorded. Our results of operations are subject to fluctuations due to changes in the Euro, British Pound, and Singapore Dollar. We may continue to experience favorable or adverse foreign currency exchange impacts due to volatility in these currencies relative to their respective functional currencies.

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

The following table outlines the reconciliation from net loss to Adjusted EBITDA for the periods indicated:

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Net Loss	$(56,108)	$(7,624)	$(102,668)	$(22,340)
Depreciation and amortization	2,075	1,265	5,615	3,861
Net Interest	2,388	1,522	8,261	4,434
Taxes	269	195	969	300

EBITDA	(51,376)	(4,642)	(87,823)	(13,745)

Loss on satellite deorbit and launch failure	—	666	—	666
Change in fair value of contingent earnout liability	22,142		22,142
Change in fair value of warrant liabilities	13,353	—	23,529	—
Other income (expense), net(1)	584	(636)	3,975	(181)
Stock-based compensation(2)	2,099	531	6,600	1,452
Mergers and acquisition related expenses(3)	1,660	—	4,244	—
Other unusual one-time costs(4)	—	—	387	—

Adjusted EBITDA	$(11,538)	$(4,081)	$(26,946)	$(11,808)

(1)	Other expense, net consists primarily of tax credits, grant income, the impact of foreign exchange gains and losses, debt extinguishment net expenses, and sales and local taxes.
(2)	Represents non-cash expenses related to our incentive compensation program.
(3)	Includes merger and acquisition-related costs associated with the Merger.
(4)	Includes other IPO market assessment expenses.

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

Liquidity and Capital Resources

Our principal sources of liquidity to fund our operations are from cash and cash equivalents, which totaled $245.8 million as of September 30, 2021, mainly from net proceeds from the Merger (as defined below), borrowings available under the FP Term Loan (as defined below) and the issuance of convertible notes. Of this $245.8 million, approximately $5.7 million was held outside of the United States. These amounts compare to cash and cash equivalents of $15.6 million as of December 31, 2021, of which $5.2 million was held outside of the United States. These amounts are exclusive of restricted cash which totaled $13.2 million as of September 30, 2021, and $0.4 million as of December 31, 2020. The increase in restricted cash of $12.8 million was driven by the EIB warrant arrangement guaranteeing funds availability in the event of warrant cancellation. In October 2021, EIB chose to exercise that cancellation right. For more information on this transaction, see Note 12 to our unaudited condensed consolidated financial statements as of September 30, 2021, and for the three and nine months ended September 30, 2021 included in this Quarterly Report on Form 10-Q/A.

Since our inception, we have been in an operating cash flow deficit as we have made significant investments in our technology infrastructure, built out our research and development foundation, grown sales and marketing resources to drive revenue, and scaled general and administrative functions to enable operating effectiveness.

During the nine months ended September 30, 2021, we issued additional convertible notes with a cumulative principal amount of $20.0 million, which mature in January and February 2025, respectively. Additionally, we received $1.7 million of forgiveness on our loan from the Small Business Administration Paycheck Protection Program. In April 2021 we entered into the FP Credit Agreement (as defined and further described below), utilizing a portion of those funds to pay-off our existing credit arrangements with EIB and Eastward. For additional detail regarding the terms associated with our financing arrangements, see Notes 6 and 7 to our unaudited condensed consolidated financial statements as of September 30, 2021, and for the three and nine months ended September 30, 2021 included elsewhere in this Quarterly Report on Form 10-Q/A.

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

For more details on the Merger, including all equity conversions, please see Note 3 to our unaudited condensed consolidated financial statements as of September 30, 2021, and for the three and nine months ended September 30, 2021 included elsewhere in this Quarterly Report on Form 10-Q/A.

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

Nine Months ended September 30, 2021 Compared to Nine Months Ended September 30, 2020

Net cash used in operating activities in nine months ended September 30, 2021, was $40.0 million. This reflected our net loss of $102.7 million, adjustments for non-cash items of $64.9 million, and a net decrease of $2.2 million driven by changes in operating assets and liabilities. Non-cash items primarily included $23.5 million for change in fair value of warrant liability, $22.1 million for change in fair value of contingent earnout liability, $6.6 million of stock-based compensation expense, $5.6 million of depreciation and amortization expense, $2.1 million of non-cash interest and financing related costs associated with our convertible and promissory notes, $2.6 million of amortized debt issuance expense, and $2.3 million for loss on extinguishment of debt. The net decrease driven by operating assets and liabilities primarily included an increase of $7.4 million in other current assets, an increase of $2.9 million in accounts receivable, and decrease in contract assets of $0.3 million. This was offset by an increase of $2.4 million in contract liabilities, an increase in accrued wages and other accrued expenses of $1.8 million, an increase in accounts payable of $1.1 million, and a net increase in other long-term assets and liabilities of $2.9 million.

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

For additional information regarding the terms of our credit facilities and notes, see Notes 6, 7, 8, and 12 to our unaudited condensed consolidated financial statements as of September 30, 2021, and for the three and nine months ended September 30, 2021.

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

Other than the policies noted in Part I, Item 1, Note 2, “Summary of Significant Accounting Policies,” in the Company’s notes to condensed consolidated financial statements in this Quarterly Report on Form 10-Q/A, there have been no material changes to its critical accounting policies and estimates as compared to those disclosed in its audited consolidated financial statements as of December 31, 2020 and 2019 and for the years ended December 31, 2020 and 2019.

Accounting Pronouncements Recently Adopted and Not Yet Adopted

See Note 2 to our unaudited condensed consolidated financial statements as of September 30, 2021, and for the three and nine months ended September 30, 2021 included in this Quarterly Report on Form 10-Q/A.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (“Exchange Act”) is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Our principal executive officer and principal financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule(s) 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2021. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of September 30, 2021 because of the material weaknesses in internal control over financial reporting described below.

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

(iii)

We did not design and maintain effective controls related to the identification of and accounting for certain non-routine, unusual or complex transactions, including the proper application of GAAP to such transactions. Specifically, we did not design and maintain:

(a)

controls to timely identify and account for warrant instruments, which resulted in the restatement of the previously issued financial statements of NavSight related to adjustments to warrant liabilities and equity; and

(b)

controls to timely identify and account for the fair value of the contingent earnout liability, which resulted in an error in the fair value of the contingent earnout liability in our previously issued unaudited condensed consolidated financial statements as of and for the three and nine months ended September 30, 2021 that are being restated in this Form 10-Q/A.

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

While these actions and planned actions are subject to ongoing management evaluation and will require validation and testing of the design and operating effectiveness of internal controls over a sustained period, we are committed to continuous improvement and will continue to diligently review our internal control over financial reporting. The material weaknesses will not be considered remediated until management completes the design and implementation of the measures described above, until the controls operate for a sufficient period of time, and until management has concluded, through testing, that these controls are effective.

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

Item 1A. Risk Factors.

Investing in our Class A common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Quarterly Report on Form 10-Q/A, including the sections titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our condensed consolidated financial statements and related notes, before making a decision to invest in our Class A common stock. Our business, financial condition, results of operations, or prospects could also be harmed by risks and uncertainties not currently known to us or that we currently do not believe are material. If any of the risks actually occur, our business, financial condition, results of operations, and prospects could be adversely affected. In that event, the market price of our Class A common stock could decline, and you could lose part or all of your investment.

Except for the New Risk Factor and the Updated Risk Factor included below, this Item 1A. Risk Factors section in this Quarterly Report on Form 10-Q/A has not been updated to reflect developments occurring subsequent to the Company’s Original Form 10-Q. All risk factors, however, should be considered in context of the New Risk Factor and the Updated Risk Factor.

New Risk Factor

Due to a material weakness in our internal control over financial reporting related to the fair value of our contingent earnout liability, we are restating our previously issued consolidated financial statements for several prior periods, which has resulted in unanticipated costs and may adversely affect investor confidence, our stock price, our ability to raise capital in the future and our reputation, and may result in stockholder litigation and regulatory actions.

We have incurred unanticipated costs for accounting and legal fees in connection with the restatements, and the restatements may have the effect of eroding investor confidence in our company and our financial reporting and accounting practices and processes and may raise reputational issues for our business. The restatements may negatively impact the trading price of our securities and make it more difficult for us to raise capital on acceptable terms, or at all. In addition, the restatements and related material weaknesses in our internal control over financial reporting may also result in stockholder litigation against us, or adverse regulatory consequences, including investigations, penalties or suspensions by the SEC or the New York Stock Exchange. Any such regulatory consequences, litigation, claim or dispute, whether successful or not, could subject us to additional costs, divert the attention of our management, or impair our reputation. Each of these consequences could have a material adverse effect on our business, results of operations and financial condition.

Updated Risk Factor

We identified material weaknesses in our internal control over financial reporting. If we are unable to remediate these material weaknesses, or if we identify additional material weaknesses in the future or otherwise fail to maintain effective internal control over financial reporting or effective disclosure controls and procedures, it may result in material misstatements of our consolidated financial statements or cause us to fail to meet our periodic reporting obligations, which may adversely affect our business, financial condition, and results of operations.

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

(iii) We did not design and maintain effective controls related to the identification of and accounting for certain non-routine, unusual or complex transactions, including the proper application of GAAP to such transactions. Specifically, we did not design and maintain:

(a)

controls to timely identify and account for warrant instruments, which resulted in the restatement of the previously issued financial statements of NavSight related to adjustments to warrant liabilities and equity; and

(b)

controls to timely identify and account for the fair value of the contingent earnout liability, which resulted in an error in the fair value of the contingent earnout liability in our previously issued unaudited condensed consolidated financial statements as of and for the three and nine months ended September 30, 2021 that are being restated in this Form 10-Q/A.

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

In addition, due to the material weaknesses in internal control over financial reporting, we have also determined that our disclosure controls and procedures are ineffective.

We are taking certain measures to remediate these material weaknesses described above, including the following:

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

(iv) designing and implementing controls to timely identify and account for non-routine, unusual or complex transactions, including controls over the preparation and review of accounting memoranda, and engaging with third party technical accounting experts, to address these matters;

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

We are working to remediate the material weaknesses as efficiently and effectively as possible but there can be no assurance as to when the material weaknesses will be remediated. At this time, we cannot provide an estimate of costs expected to be incurred in connection with implementing this remediation plan; however, these remediation measures will be time consuming, will result in us incurring significant costs, and will place significant demands on our financial and operational resources.

We cannot assure that the measures we have taken to date and may take in the future, will be sufficient to remediate the control deficiencies that led to our material weaknesses in internal control over financial reporting or that they will prevent or avoid potential future material weaknesses to be identified in the future. The effectiveness of our internal control over financial reporting is subject to various inherent limitations, including cost limitations, judgments used in decision making, assumptions about the likelihood of future events, the possibility of human error, and the risk of fraud. Any failure to design, implement, and maintain effective internal control over financial reporting and effective disclosure controls and procedures, or any difficulties encountered in their implementation or improvement may result in additional material misstatements of our consolidated financial statements or cause us to fail to meet our periodic reporting obligations, which may adversely affect our business, financial condition, and results of operations.

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

We have incurred net losses since our inception, and we expect to continue to incur net losses in the near future. We incurred net losses of $102.7 million for the nine months ended September 30, 2021, and $22.3 million for the nine months ended September 30, 2020. We expect our operating expenses to increase significantly over the next several years, as we continue to hire additional personnel, particularly in sales and marketing and research and development, expand our operations and infrastructure, both domestically and internationally, and continue to develop our platform’s features. These efforts may be more costly than we may expect and may not result in increased revenue or growth in our business. In addition to the expected costs to grow our business, we also will significantly increase legal, accounting, and other expenses as a public company. Any failure to increase our revenue sufficiently to offset the increases in our operating expenses will limit our ability to achieve or maintain profitability in the future. Further, if we are unable to successfully address these risks and challenges as we encounter them, our business, financial condition, and results of operations could be adversely affected.

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

From time to time, we may become involved in various legal proceedings relating to matters incidental to the ordinary course of our business, including intellectual property, commercial, employment, class action, whistleblower, and other litigation and claims, and governmental and other regulatory investigations and proceedings. For example, in April 2021, a former employee filed a complaint against us in the Superior Court of California, claiming consequential damages of $3,000,000 as well as punitive damages, restitution, costs and expenses, and interest, regarding certain unexercised stock options. For additional information, see the section titled “Business—Legal Proceedings.” Any claims against us, whether meritorious or not, could be time-consuming, result in costly litigation, be harmful to our reputation, require significant management attention, and divert significant resources. In addition, the expense of litigation and the timing of this expense from period to period are difficult to estimate and subject to change. The risk of litigation may be heightened among public companies, like us, that have recently undergone a merger with a special purpose acquisition company. Determining reserves for our pending litigation is a complex and fact-intensive process that requires significant subjective judgment and speculation. It is possible that a resolution of one or more such proceedings could result in substantial damages, settlement costs, fines, and penalties that could adversely affect our business, financial condition, and results of operations. These proceedings could also result in harm to our reputation and brand, sanctions, consent decrees, injunctions, or other orders requiring a change in our business practices. Because of the potential risks, expenses, and uncertainties of litigation, we may, from time to time, settle disputes, even where we have meritorious claims or defenses, by agreeing to settlement agreements. Any of these consequences could adversely affect our business, financial condition, and results of operations.

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

Exhibit Number		Incorporated by Reference
	Description	Form	File No.	Exhibit	Filing Date

2.1	Arrangement Agreement and Plan of Arrangement, dated as of September 13, 2021, by and among the registrant, exactEarth Ltd. and Spire Global Canada Acquisition Corp., as amended October 15, 2021.	10-Q	001-39493	2.1	November 10, 2021

3.1	Certificate of Incorporation of Spire Global, Inc.	S-1	333-259733	3.1	September 23, 2021

3.2	Bylaws of Spire Global, Inc.	S-1	333-259733	3.2	September 23, 2021

4.1	Specimen Class A Common Stock Share Certificate of the registrant.	8-K	001-39493	4.1	August 20, 2021

4.2	Warrant Agreement, as amended, dated as of August 20, 2020, by and between the registrant and The European Investment Bank, and form of warrant issued thereunder.	S-1	333-259733	4.3	September 23, 2021

10.1+	Spire Global, Inc. 2021 Equity Incentive Plan and forms of agreement thereunder.	S-1	333-259733	10.3	September 23, 2021

10.2+	Spire Global, Inc. 2021 Employee Stock Purchase Plan.	S-1	333-259733	10.4	September 23, 2021

10.3	Loan and Security Agreement by and among Spire, certain lenders party thereto, FP Credit Partners, L. P., as agent for the lenders, and certain of Spire’s subsidiaries as guarantors, dated as of April 15, 2021, with Amendment No. 1 dated as of May 17, 2021 and Amendment No. 2 dated as of August 5, 2021.	8-K	001-39493	10.21	August 20, 2021

10.4	Form of Support and Voting Agreement (D&O).	8-K	001-39493	10.1	September 14, 2021

10.5	Form of Support and Voting Agreement (Shareholder).	8-K	001-39493	10.2	September 14, 2021

10.6+	Outside Director Compensation Policy of Spire Global, Inc., as amended November 9, 2021, and election forms thereunder.	10-Q	001-39493	10.6	November 10, 2021

31.1	Certification of the Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because iXBRL tags are embedded within the Inline XBRL document).

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page from the Company’s Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2021 has been formatted in Inline XBRL

*

The certifications attached as Exhibit 32.1 that accompany this Quarterly Report on Form 10-Q/A are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Spire Global, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q/A, irrespective of any general incorporation language contained in such filing.

+	Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPIRE GLOBAL, INC.

Date: November 7, 2022	By:	/s/ Peter Platzer
Peter Platzer
Chief Executive Officer
(Principal Executive Officer)

Date: November 7, 2022	By:	/s/ Thomas Krywe
Thomas Krywe
Chief Financial Officer
(Principal Financial and Accounting Officer)