Form 10-K/A
period 2021-12-31
Spire Global, Inc.
filed 2022-11-07
CIK 1816017

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

Spire Global, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (“Form 10-K/A”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (the “Original Form 10-K”), as originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 30, 2022, to amend and restate the Original Form 10-K as further described below.

As disclosed in the Company’s Current Report on Form 8-K, as filed with the SEC on October 25, 2022, the Company is restating its previously issued audited consolidated financial statements as of and for the fiscal year ended December 31, 2021. Subsequent to the filing of the Original Form 10-K, the Company discovered that an incorrect number had been used in the calculation of the fair value of the contingent earnout liability following the consummation of the reverse capitalization transaction on August 16, 2021. As a result, the Company’s contingent earnout liability was overstated by approximately $1.3 million as of December 31, 2021. For the three months ended December 31, 2021, the gain recorded on the change in fair value of the contingent earnout liability, total other income (expense), net, income before income taxes, and net income were each understated by approximately $4.6 million. For the three months ended December 31, 2021, basic and diluted net income per share were understated by $0.04 and by $0.03, respectively. For the fiscal year ended December 31, 2021 the gain recorded on the change in fair value of contingent earnout liability and total other income (expense), net were each overstated by approximately $18.8 million, while loss before income taxes and net loss were each understated by $18.8 million. For the fiscal year ended December 31, 2021, basic and diluted net loss per share were understated by $0.30. As a result of the error, the Company’s previously issued audited consolidated financial statements as of and for the fiscal year ended December 31, 2021 and the unaudited financial information for the three months ended December 31, 2021 were materially misstated and are being restated in this Form 10-K/A.

This Form 10-K/A is presented as of the filing date of the Original Form 10-K, does not reflect events occurring after that date, and does not modify or update disclosures in any way other than as required to reflect the fiscal year 2021 restatement described below. Accordingly, this Form 10-K/A should be read in conjunction with the Company’s filings with the SEC subsequent to the date on which the Company filed the Original Form 10-K.

This Form 10-K/A sets forth the Original Form 10-K in its entirety, as amended to reflect the restatement. Among other things, forward-looking statements made in the Original Form 10-K have not been revised to reflect events that occurred or facts that became known to the Company after the filing of the Original Form 10-K, and such forward-looking statements should be read in their historical context.

The following items have been amended as a result of the restatement:

Part I, Item 1A, “Risk Factors,”

Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,”

Part II, Item 8, “Financial Statements and Supplementary Data,” and

Part II, Item 9A, “Controls and Procedures.”

In accordance with applicable SEC rules, this Form 10-K/A includes an updated signature page and certifications of the Company’s Chief Executive Officer and Chief Financial Officer in Exhibits 31.1, 31.2 and 32.1 as required by Rule 12b-15.

Refer to Note 2, “Summary of Significant Accounting Policies”, and Note 16, "Restatement of Previously Issued Unaudited Condensed Consolidated Financial Statements" of the Notes to Consolidated Financial Statements of this Form 10-K/A for additional information and for the summary of the accounting impacts of the restatement of the Company’s consolidated financial statements.

The Company has concluded its disclosure controls and procedures as of December 31, 2021 remained ineffective due to the unremediated material weaknesses previously disclosed in Part II, Item 9A “Controls and Procedures” of the Original Form 10-K, as well as the identification of an additional material weakness in internal control over financial reporting related to the error described above. See additional disclosure included in Part II, Item 9A of this Form 10-K/A.

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

Except for the New Risk Factor and the Updated Risk Factor included below, this Item 1A. Risk Factors section in this Annual Report on Form 10-K/A has not been updated to reflect developments occurring subsequent to the Company’s Original Form 10-K. All risk factors, however, should be considered in context of the New Risk Factor and the Updated Risk Factor.

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

i.
We did not design and maintain an effective risk assessment process at a precise enough level to identify new and evolving risks of material misstatement in our financial statements. Specifically, changes to existing controls or the implementation of new controls have not been sufficient to respond to changes to the risks of material misstatement in the financial statements;
ii.
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

iii.
We did not design and maintain effective controls related to the identification of and accounting for certain non-routine, unusual or complex transactions, including the proper application of GAAP to such transactions. Specifically, we did not design and maintain:
a.
controls to timely identify and account for warrant instruments, which resulted in the restatement of the previously issued financial statements of NavSight related to adjustments to warrant liabilities and equity;
b.
controls to account for business combinations, including the associated valuation estimates and the completeness and accuracy of the opening balance sheet, which did not result in a misstatement to our Consolidated Financial Statements;
c.
controls to timely identify and account for the fair value of the contingent earnout liability, which resulted in an error in the fair value of the contingent earnout liability in our previously issued consolidated financial statements as of and for the year ended December 31, 2021 that are being restated in this Form 10-K/A and in the restatement of the Company’s unaudited condensed consolidated financial statements as of and for the three and nine months ended September 30, 2021.

Additionally, these material weaknesses could result in a misstatement of substantially all of our accounts or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

iv.
We did not design and maintain effective controls over certain information technology (“IT”) general controls for information systems that are relevant to the preparation of our financial statements. Specifically, we did not design and maintain:
a.
user access controls to ensure appropriate segregation of duties and that adequately restrict user and privileged access to financial applications, programs, and data to appropriate company personnel;
b.
program change management controls for our financial systems to ensure that IT program and data changes affecting financial IT applications and underlying accounting records are identified, tested, authorized, and implemented appropriately; and
c.
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

We are taking certain measures to remediate these material weaknesses described above, as described in Item 9A of this Annual Report on Form 10-K/A.

While these actions and planned actions are subject to ongoing management evaluation and will require validation and testing of the design and operating effectiveness of internal controls over a sustained period, we are committed to continuous improvement and will continue to diligently review our internal control over financial reporting. The material weaknesses will not be considered remediated until management completes the design and implementation of the measures described above and the controls operate for a sufficient period of time and management has concluded, through testing, that the controls are effective.

We are working to remediate the material weaknesses as efficiently and effectively as possible, but there can be no assurance as to when the material weaknesses will be remediated. At this time, we cannot provide an estimate of costs expected to be incurred in connection with implementing this remediation plan; however, these remediation measures will be time consuming, will result in us incurring significant costs, and will place significant demands on our financial and operational resources.

We cannot assure that the measures we have taken to date and may take in the future, will be sufficient to remediate the control deficiencies that led to our material weaknesses in internal control over financial reporting or that they will prevent or avoid potential future material weaknesses to be identified in the future. The effectiveness of our internal control over financial reporting is subject to various inherent limitations, including cost limitations, judgments used in decision making, assumptions about the likelihood of future events, the possibility of human error and the risk of fraud. Any failure to design, implement and maintain effective internal control over financial reporting and effective disclosure controls and procedures, or any difficulties encountered in their implementation or improvement, may result in additional material misstatements of our consolidated financial statements or cause us to fail to meet our periodic reporting obligations, which may adversely affect our business, financial condition and results of operations.

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

We have incurred net losses since our inception, and we expect to continue to incur net losses in the near future. We incurred net losses of $38.1 million and $32.5 million for the years ended December 31, 2021 and 2020, respectively. We expect our operating expenses to increase over the next several years, as we continue to hire additional personnel, particularly in sales and marketing and research and development, expand our operations and infrastructure, both domestically and internationally, and continue to develop our platform’s features. These efforts may be more costly than we may expect and may not result in increased revenue or growth in our business. In addition to the expected costs to grow our business, we also will increase legal, accounting, and other expenses as a public company. Any failure to increase our revenue sufficiently to offset the increases in our operating expenses will limit our ability to achieve or maintain profitability in the future. Further, if we are unable to successfully address these risks and challenges as we encounter them, our business, financial condition, and results of operations could be adversely affected.

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

Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our audited consolidated financial statements as of and for the years ended December 31, 2021 and 2020 and the related notes appearing elsewhere in this Annual Report on Form 10-K/A. In addition to historical consolidated financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results could differ materially from those anticipated by these forward-looking statements as a result of many factors. We discuss factors that we believe could cause or contribute to these differences below and elsewhere in this Annual Report on Form 10-K, including those set forth in the sections titled “Risk Factors” and “Special Note Regarding Forward-Looking Statements.” Our fiscal years ended December 31, 2021 and 2020 are referred to herein as fiscal year 2021 and fiscal year 2020, respectively. Unless the context otherwise requires, all references to “the Company,” “we,” “us,” or “our” and similar terms refer to Spire and its subsidiaries.

The following MD&A information has been adjusted to reflect the fiscal year 2021 restatement of our audited consolidated financial statements as described in the “Explanatory Note” at the beginning of this Form 10-K/A and in Note 2, “Summary of Significant Accounting Policies,” in the Notes to the Consolidated Financial Statements of this Form 10-K/A.

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

Results of Operations

Fiscal Year 2021 Compared to Fiscal Year 2020

The following tables set forth selected Consolidated Statements of Operations data and such data as a percentage of total revenues for each of the periods indicated:

	Fiscal Year
(in thousands)	2021	2020
	(Restated)
Revenue	$43,375	$28,490
Cost of revenue(1)	18,720	10,285
Gross profit	24,655	18,205
Operating expenses(1):
Research and development	31,615	20,751
Sales and marketing	20,387	10,279
General and administrative	40,479	12,520
Loss on satellite deorbit and launch failure	—	666
Total operating expenses	92,481	44,216
Loss from operations	(67,826)	(26,011)
Other (expense) income:
Interest income	23	54
Interest expense	(11,417)	(6,773)
Change in fair value of contingent earnout liability	48,248	—
Change in fair value of warrant liabilities	(1,600)	(198)
Other (expense) income, net	(5,021)	824
Total other income (expense), net	30,233	(6,093)
Loss before income taxes	(37,593)	(32,104)
Income tax provision	497	400
Net loss	$(38,090)	$(32,504)

(1)
Includes stock-based compensation as follows:

	Fiscal Year
(in thousands)	2021	2020
Cost of revenue	$432	$39
Research and development	2,859	1,000
Sales and marketing	2,307	327
General and administrative	6,036	794
Total stock-based compensation	$11,634	$2,160

Revenue

	Fiscal Year
(in thousands)	2021	2020	2021 to 2020 % Change
Revenue	$43,375	$28,490	52%

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

Other Income (Expense)

	Fiscal Year
(in thousands)	2021	2020	2021 to 2020 % Change
Interest income	$23	$54	(57)%
Interest expense	$(11,417)	$(6,773)	69%
Change in fair value of contingent earnout liability	$48,248	$—	*
Change in fair value of warrant liabilities	$(1,600)	$(198)	708%
Other (expense) income, net	$(5,021)	$824	(709)%

*Not meaningful

Interest income was immaterial.

Interest expense increased $4.6 million, or 69%, primarily as a result of incurring higher interest charges associated with our EIB, Eastward and FP loan facilities as discussed below.

Change in fair value of contingent earnout liability was a gain of $48.2 million, which reflects a gain driven by the lower stock price and our mark-to-market process. There is no corresponding prior year gain or loss as the contingent earnout liability did not exist in the prior year period. In connection with the Merger, eligible Spire equity holders are entitled to receive additional shares of our common stock upon our achievement of certain Earnout Triggering Events, which are treated as liabilities and required to be marked to market each reporting period. Changes in valuation reflect the mark-to-market adjustment to reflect the fair market valuation of the underlying stock price and are recorded in Change in fair value of contingent earnout liability . For additional information, see Notes 2, 3 and 10 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K/A.

Change in fair value of warrant liabilities increased by $1.4 million, driven by the mark-to-market adjustment to reflect the fair market valuation of our public and private warrants. For additional information, see Notes 2, 10 and 13 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K/A.

Other (expense) income, net changed by $5.8 million, from other income, net of $0.8 million in fiscal year 2020 to other expense, net of $5.0 million in fiscal year 2021, primarily driven by $5.0 million in debt extinguishment expenses resulting from paying off the EIB Loan and the Eastward Loan Facilities, an increase in realized and unrealized foreign exchange expense of $1.9 million, and $0.3 million of miscellaneous other expenses, offset by an increase of $1.7 million in grant income driven by the extinguishment of debt resulting from the U.S. government’s forgiveness of our loan under the Paycheck Protection Program (“PPP”) established as part of the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act.

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

The following table outlines the reconciliation from net loss to Adjusted EBITDA for the periods indicated:

	Fiscal Year
(in thousands)	2021	2020
Net loss	$(38,090)	$(32,504)
Depreciation & amortization	8,509	5,546
Net interest	11,394	6,719
Taxes	497	400
EBITDA	(17,690)	(19,839)
Loss on satellite deorbit and launch failure	—	666
Change in fair value of contingent earnout liability	(48,248)	—
Change in fair value of warrant liabilities	1,600	—
Other income (expense), net	5,021	(626)
Stock-based compensation	11,634	2,160
Mergers and acquisition related expenses	9,718	—
Other unusual one-time costs	387	—
Other acquisition accounting amortization	60	—
Adjusted EBITDA	$(37,518)	$(17,639)

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

For more details on the Merger, including all equity conversions, please see Note 3 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K/A.

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

For additional detail regarding the terms associated with the exactEarth acquisition, see Note 4 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K/A.

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

For additional detail regarding the terms associated with our financing arrangements, see Notes 8 and 9 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K/A.

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

Net cash used in operating activities in fiscal year 2021 was $58.0 million. This reflected our net loss of $38.1 million, adjustments for non-cash items of $17.7 million, and a net decrease in our operating assets and liabilities of $2.2 million. Non-cash items primarily included $11.6 million of stock-based compensation, $8.5 million of depreciation and amortization expense, $6.0 million of non-cash interest and debt issuance amortization expense, $2.3 million on debt extinguishment expense, $1.6 million on warrant liability revaluation, and $0.5 million of other non-cash expenses offset by $48.2 million non-cash gain on the contingent earnout liability revaluation. The net decrease in operating assets and liabilities primarily included an increase of $6.7 million in other current assets combined with a $5.0 million increase in accounts receivable. This was offset by an increase of $4.7 million in accrued wages and other expenses, a $2.3 million increase in accounts payable, a $2.2 million increase in other long term liabilities, and a $0.3 million increase in other non-cash assets and liabilities.

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

For additional information regarding the terms of our credit facilities and notes, see Notes 8 and 9 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K/A.

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

Accounting Pronouncements Recently Adopted and Not Yet Adopted

See Note 2 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K/A for recently adopted accounting pronouncements and new accounting pronouncements not yet adopted as of the date of this Annual Report on Form 10-K/A.

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

Restatement of Previously Issued Financial Statements

As discussed in Note 2 to the consolidated financial statements, the Company has restated its 2021 financial statements to correct an error.

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

/s/ PricewaterhouseCoopers LLP

San Francisco, California

March 30, 2022, except for the effects of the restatement discussed in Note 2 to the consolidated financial statements, as to which the date is November 7, 2022

We have served as the Company’s auditor since 2019.

Spire Global, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	December 31,
	2021	2020
	(Restated)
Assets
Current assets
Cash and cash equivalents	$109,256	$15,571
Accounts receivable, net (including allowance of $339 and $174 as of December 31, 2021 and 2020, respectively)	10,163	3,738
Contract assets	2,084	853
Other current assets	10,071	2,112
Total current assets	131,574	22,274
Property and equipment, net	48,704	20,458
Goodwill	53,627	—
Customer relationships	24,388	—
Other intangible assets	19,765	751
Other long-term assets, including restricted cash	12,136	939
Total assets	$290,194	$44,422
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable	$5,824	$1,775
Accrued wages and benefits	5,646	1,590
Contract liabilities, current portion	8,627	8,110
Other accrued expenses	4,823	1,813
Total current liabilities	24,920	13,288
Long-term debt	51,124	26,645
Contingent earnout liability	10,026	—
Convertible notes payable, net (including related parties of $0 and $7,498 as of December 31, 2021 and 2020, respectively)	—	48,631
Deferred income tax liabilities	835	338
Warrant liability	11,482	4,007
Other long-term liabilities	1,600	249
Total liabilities	99,987	93,158
Commitments and contingencies (Note 11)
Stockholders’ equity (deficit)
Series A preferred stock, $0.0001 par value, none authorized, issued and outstanding at December 31, 2021 and 12,671,911 shares authorized, 21,615,723 shares issued and outstanding at December 31, 2020 (liquidation value of $52,809 at December 31, 2020)	—	52,809
Series B preferred stock, $0.0001 par value, none authorized, issued and outstanding at December 31, 2021 and 4,869,754 shares authorized, 8,306,818 shares issued and outstanding at December 31, 2020 (liquidation value of $35,228 at December 31, 2020)	—	35,228
Series C preferred stock, $0.0001 par value, none authorized, issued and outstanding at December 31, 2021 and 9,126,525 shares authorized, 12,804,176 shares issued and outstanding at December 31, 2020 (liquidation value of $65,222 at December 31, 2020)	—	65,222
Common stock, $0.0001 par value, 1,000,000,000 Class A and 15,000,000 Class B shares authorized, 139,096,000 Class A and 12,058,614 Class B shares issued and outstanding at December 31, 2021; 55,000,000 shares authorized, 17,664,015 Class A shares issued and outstanding at December 31, 2020	15	2
Additional paid-in capital	438,696	10,131
Accumulated other comprehensive income (loss)	732	(982)
Accumulated deficit	(249,236)	(211,146)
Total stockholders’ equity (deficit)	190,207	(48,736)
Total liabilities and stockholders’ equity (deficit)	$290,194	$44,422

The accompanying notes are an integral part of these consolidated financial statements.

Spire Global, Inc.

Consolidated Statements of Operations

(In thousands, except share and per share amounts)

	Year Ended December 31,
	2021	2020
	(Restated)
Revenue	$43,375	$28,490
Cost of revenue	18,720	10,285
Gross profit	24,655	18,205
Operating expenses
Research and development	31,615	20,751
Sales and marketing	20,387	10,279
General and administrative	40,479	12,520
Loss on satellite deorbit and launch failure	—	666
Total operating expenses	92,481	44,216
Loss from operations	(67,826)	(26,011)
Other income (expense)
Interest income	23	54
Interest expense	(11,417)	(6,773)
Change in fair value of contingent earnout liability	48,248	—
Change in fair value of warrant liabilities	(1,600)	(198)
Other (expense) income, net	(5,021)	824
Total other income (expense), net	30,233	(6,093)
Loss before income taxes	(37,593)	(32,104)
Income tax provision	497	400
Net loss	$(38,090)	$(32,504)
Basic and diluted net loss per share	$(0.61)	$(1.85)
Weighted-average shares used in computing basic and diluted net loss per share	62,137,434	17,610,405

The accompanying notes are an integral part of these consolidated financial statements.

Spire Global, Inc.

Consolidated Statements of Comprehensive Loss

(In thousands)

	Year Ended December 31,
	2021	2020
	(Restated)
Net loss	$(38,090)	$(32,504)
Other comprehensive loss:
Foreign currency translation adjustments	1,714	(354)
Comprehensive loss	$(36,376)	$(32,858)

The accompanying notes are an integral part of these consolidated financial statements.

Spire Global, Inc.

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

(In thousands, except share amounts)

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Common Stock		Additional Paid	Accumulated Other Comprehensive Income	Accumulated	Total Stockholders' Equity
	Shares(1)	Amount	Shares(1)	Amount	Shares(1)	Amount	Shares(1)	Amount	Capital	(Loss)	Deficit	(Deficit)
Balance, January 1, 2020	21,615,723	$52,809	8,306,818	$35,228	12,804,176	$65,222	17,602,594	$2	$7,354	$(628)	$(178,642)	$(18,655)
Exercise of stock options	—	—	—	—	—	—	61,421	—	75	—	—	75
Stock compensation expense	—	—	—	—	—	—	—	—	2,160	—	—	2,160
Issuance of stock warrants									542			542
Net loss	—	—	—	—	—	—	—	—		—	(32,504)	(32,504)
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	(354)	—	(354)
Balance, December 31, 2020	21,615,723	$52,809	8,306,818	$35,228	12,804,176	$65,222	17,664,015	$2	$10,131	$(982)	$(211,146)	$(48,736)
Exercise of stock options	—	—	—	—	—	—	923,200	—	1,289	—	—	1,289
Stock compensation expense	—	—	—	—	—	—	—	—	11,634	—	—	11,634
Issuance of common stock relating to the acquisition							5,230,167	1	19,361	—	—	19,362
Issuance of shares to FP Lenders (Note 8)	—	—	—	—	—	—	2,468,492	—	22,868	—	—	22,868
Exercise of Series C preferred warrants	—	—	—	—	146,919	891	—	—	—	—	—	891
Conversion of warrants to common stock	—	—	—	—	—	—	672,355		308	—	—	308
Conversion of Series A preferred stock to common stock upon the reverse recapitalization	(21,615,723)	(52,809)	—	—	—	—	21,615,723	2	52,807	—	—	—
Conversion of Series B preferred stock to common stock upon the reverse recapitalization			(8,306,818)	(35,228)			8,306,818	1	35,227	—	—	—
Conversion of Series C preferred stock to common stock upon the reverse recapitalization	—	—	—	—	(12,951,095)	(66,113)	12,951,095	1	66,112	—	—	—
Conversion of convertible notes to common stock upon the reverse recapitalization	—	—	—	—	—	—	37,034,620	4	70,929	—	—	70,933
Issuance of common stock upon the reverse recapitalization and PIPE financing, net of merger costs (2)	—	—	—	—	—	—	44,288,129	4	206,304	—	—	206,308
Contingent earnout liability upon closing of the merger (Restated)	—	—	—	—	—	—			(58,274)	—	—	(58,274)
Net loss (Restated)	—	—	—	—	—	—	—	—	—	—	(38,090)	(38,090)
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	1,714	—	1,714
Balance, December 31, 2021 (Restated)	—	$—	—	$—	—	$—	151,154,614	$15	$438,696	$732	$(249,236)	$190,207
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

Spire Global, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2021	2020
	(Restated)
Cash flows from operating activities
Net loss	$(38,090)	$(32,504)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,509	5,546
Loss on disposal of property and equipment	—	705
Loss on impairment of intangible assets	91	—
Stock-based compensation	11,634	2,160
Accretion on carrying value of convertible notes	2,103	4,490
Amortization of debt issuance costs	3,876	338
Change in fair value of warrant liability	1,600	198
Change in fair value of contingent earnout liability	(48,248)	—
Deferred income tax liabilities	497	133
Loss on extinguishment of debt	2,277	171
Changes in operating assets and liabilities:
Accounts receivable, net	(5,010)	(429)
Contract assets	(1)	(1,057)
Other current assets	(6,565)	400
Other long-term assets	13	(152)
Accounts payable	2,291	1,106
Accrued wages and benefits	1,751	987
Contract liabilities	161	3,159
Other accrued expenses	2,917	493
Other long-term liabilities	2,208	(517)
Net cash used in operating activities	(57,986)	(14,773)
Cash flows from investing activities
Purchase of property and equipment	(15,421)	(10,314)
Investment in intangible assets	(166)	(101)
Payments made in connection with business acquisition, net	(103,892)	—
Net cash used in investing activities	(119,479)	(10,415)
Cash flows from financing activities
Proceeds from reverse recapitalization and PIPE financing	264,823	—
Payments of transaction costs related to reverse recapitalization	(31,806)	—
Proceeds from long-term debt	70,515	30,937
Proceeds from issuance of convertible notes payable	20,000	550
Payments on redemption of long-term debt	(29,628)	(14,130)
Payments on redemption of warrants	(19,942)	—
Payments of debt issuance costs	(4,717)	(808)
Proceeds from exercise of stock options	1,289	75
Net cash provided by financing activities	270,534	16,624
Effect of foreign currency translation on cash, cash equivalent and restricted cash	590	19
Net increase (decrease) in cash, cash equivalents and restricted cash	93,659	(8,545)
Cash, cash equivalents and restricted cash
Beginning of year	15,986	24,531
End of year	$109,645	$15,986
Supplemental disclosure of cash flow information
Cash paid for interest	$3,130	$1,501
Noncash Investing and financing activities
Conversion of Series A, B and C preferred stock into common stock upon the reverse recapitalization	$154,150	$—
Contingent earnout liability recognized upon the closing of the reverse recapitalization	$58,274	$—
Conversion of convertible notes to common stock upon the reverse recapitalization	$70,933	$—
Public and private warrants acquired as part of the Merger	$26,707	$—
Issuance of shares to FP Credit Partners, L.P. ("FP") (Note 8)	$22,868	$—
Issuance of shares in the acquisition	$19,361	$—
Exercise of Series C preferred stock warrants	$891	$—
Property and equipment purchased but not yet paid	$687	$18
Issuance of stock warrants with long-term debt	$308	$4,154

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

Restatement of Audited Consolidated Financial Statements

Restatement of Previously Issued Financial Statements

Subsequent to the filing of the Original Form 10-K, the Company discovered that an incorrect number had been used in the calculation of the fair value of the contingent earnout liability. As a result, the Company's contingent earnout liability was overstated as of December 31, 2021. For the fiscal year ended December 31, 2021 the gain recorded on the change in fair value of contingent earnout liability and total other income (expense), net were each overstated, while loss before income taxes, net loss and basic and diluted net loss per share were each understated. As a result of the error, the Company’s previously issued audited consolidated financial statements as of and for the fiscal year ended December 31, 2021 were materially misstated and are being restated in this Form 10-K/A.

The following tables reflect the impact of the restatement to the specific line items presented in the Company’s previously reported consolidated financial statements as of and for the fiscal year ended December 31, 2021:

Spire Global, Inc.

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

(In thousands, except shares and per share data, unless otherwise noted)

	As Previously Reported	Adjustments	As Restated
Consolidated Balance Sheet:
December 31, 2021
Contingent earnout liability	$11,369	$(1,343)	$10,026
Total liabilities	$101,330	$(1,343)	$99,987
Additional paid-in capital	$418,575	$20,121	$438,696
Accumulated deficit	$(230,458)	$(18,778)	$(249,236)
Total stockholders’ equity (deficit)	$188,864	$1,343	$190,207
Total liabilities and stockholders' equity (deficit)	$290,194	$-	$290,194

Consolidated Statements of Operations:
Fiscal Year Ended December 31, 2021
Change in fair value of contingent earnout liability	$67,026	$(18,778)	$48,248
Total other income (expense), net	$49,011	$(18,778)	$30,233
Loss before income taxes	$(18,815)	$(18,778)	$(37,593)
Net loss	$(19,312)	$(18,778)	$(38,090)
Basic and diluted net loss per share	$(0.31)	$(0.30)	$(0.61)

Consolidated Statements of Comprehensive Loss:
Fiscal Year Ended December 31, 2021
Net loss	$(19,312)	$(18,778)	$(38,090)
Comprehensive loss	$(17,598)	$(18,778)	$(36,376)

Consolidated Statements of Changes in Stockholders' Equity (Deficit):
Fiscal Year Ended December 31, 2021
Contingent earnout liability upon closing of the merger	$(78,395)	$20,121	$(58,274)
Additional paid-in capital	$418,575	$20,121	$438,696
Accumulated deficit	$(230,458)	$(18,778)	$(249,236)
Total stockholders’ equity (deficit)	$188,864	$1,343	$190,207

Consolidated Statements of Cash Flows:
Fiscal Year Ended December 31, 2021
Net loss	$(19,312)	$(18,778)	$(38,090)
Change in fair value of contingent earnout liability	$(67,026)	$18,778	$(48,248)
Net cash used in operating activities	$(57,986)	$-	$(57,986)
Noncash Investment and financing activities
Contingent earnout liability recognized upon the closing of the reverse recapitalization	$78,395	$(20,121)	$58,274

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

The Company has a history of operating losses and negative cash flows from operations since inception. During the year ended December 31, 2021, net loss was $38,090 and cash used in operations was $57,986. In August 2021, the Company received net proceeds of approximately $236,632 from Private Investment in Public Equity (“PIPE”) investors (the “PIPE Investors”) and the Merger. The Company held cash and cash equivalents of $109,256, excluding restricted cash, at December 31, 2021. The Company believes that it will have sufficient working capital to operate for a period of one year from the issuance of the 2021 consolidated financial statements based on the borrowings under the FP Term Loan Agreement (as defined in Note 8) and the funds raised associated with the closing of the Merger (the “Closing”) (Note 3).

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

Spire Global, Inc.

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

(In thousands, except shares and per share data, unless otherwise noted)

The Company recognizes revenue when (or as) the performance obligation is satisfied, either over time or at a point in time. The Company has determined that each data access subscription provides a series of distinct services in which the customer simultaneously receives and consumes data. Therefore, for subscription-based data services, the Company recognizes revenue ratably over the subscription period. Revenue is recognized upon delivery for data products such as archive data and custom reports, which are performance obligations satisfied at a point in time upon transfer of control. For space services, control of the data typically is transferred at the time the customer gains access to the benefit of the service. If customer acceptance is required, revenue is recognized upon receipt of notice of customer acceptance, which is generally a short period of time after delivery. For certain project-based performance obligations (e.g., manufacturing and launch phases), revenue is recognized over time, using the output method, specifically contract milestones, which we have determined to be the most direct and reasonable measure of progress as they reflect the results achieved and value transferred to the customer.

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

Net Loss Per Share

The Company follows the two-class method when computing net income (loss) per share as the Company has issued shares that meet the definition of participating securities. The Company has two types of common stock, Class A and Class B. Class B common stock has no economic rights, therefore has been excluded from the computation of basic and diluted net loss per share. The two-class method determines net income (loss) per share for each class of common and participating securities according to dividends declared, if any, and participating rights in undistributed earnings. The two-class method requires income available to common stockholders for the period to be allocated between common and participating securities based upon their respective rights to receive dividends as if all income for the period had been distributed.

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

The new standard also provides practical expedients for a company's ongoing accounting. The Company will elect the short-term lease recognition exemption for all leases that qualify. This means, for those leases that qualify, the Company will not recognize ROU assets or lease liabilities including for existing short-term leases of assets in transition. The Company also currently expects to elect the practical expedient to not separate lease and non-lease components for all its leases.

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

	December 31,
	2021	2020
Net revenue	$61,497	$42,281
Net loss	$(37,407)	$(61,796)

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

10.
Fair Value Measurement

The following tables present the Company’s fair value hierarchy for its financial instruments that are measured at fair value on a recurring basis:

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Long-term liabilities
Public warrants	$5,060	$—	$—	$5,060
Private Placement warrants	—	6,422	—	6,422
Contingent Earnout liability	—	—	10,026	10,026
	$5,060	$6,422	$10,026	$21,508
	December 31, 2020
	Level 1	Level 2	Level 3	Total
Long-term liabilities
EIB warrant liability	$—	$—	$4,007	$4,007

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

In November 2021, EIB warrants were settled for a cash amount of $19,942. As of December 31, 2021 no EIB warrants remained outstanding. The table below quantifies the inputs used for the EIB warrants:

	December 31,
	2021	2020
Fair value of the Company’s common stock	$—	$4.19
Risk-free interest rate	—%	0.13%
Expected volatility factor	—%	68.4%
Remaining contractual term (in years)	—	4.7

The following table provides a roll-forward of the aggregate fair values of the Level 3 financial instruments:

	Contingent Earnout Liability	Contingent Interest Embedded Derivative	Warrant Liability
Fair value at December 31, 2019	$—	$—	$197
Issuance of warrants to EIB	—	—	3,612
Change in fair value	—	—	198
Fair value at December 31, 2020	—	—	4,007
Issuance of warrants to Silicon Valley Bank	—	—	308
Conversion of Silicon Valley Bank warrants to common stock	—	—	(308)
Exercise of Series C preferred warrants	—	—	(891)
Contingent interest embedded derivative recognized relating to the FP Term Loan agreement	—	8,922	—
Contingent interest embedded derivative derecognized upon the execution of the FP amendment	—	(8,922)	—
Contingent earnout liability recognized upon the closing of the reverse recapitalization	58,274	—	—
Change in fair value of contingent earnout liability	(48,248)	—	—
Change in fair value included in other income (expense), net	—	—	19,466
Transferred to Level 2 upon the closing of the reverse recapitalization	—	—	(22,582)
Fair value at December 31, 2021	$10,026	$—	$—

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

The following table summarizes stock option activity under the Plan:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term
			(in years)
Options outstanding at December 31, 2020 (1)	19,444,178	$1.78	7.9
Granted	4,909,367	$4.88
Exercised	(923,200)	$1.40
Forfeited, canceled, or expired	(2,166,498)	$2.96
Options outstanding at December 31, 2021	21,263,847	$2.40	7.2
Vested and expected to vest at December 31, 2021	21,263,847	$2.40	7.2
Exercisable at December 31, 2021	12,651,086	$1.91	6.3

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

14.
Income Taxes

Income (loss) before income taxes consisted of the following:

	Year Ended December 31,
	2021	2020
Domestic income (loss)	$(17,976)	$(28,300)
Foreign loss	(19,617)	(3,804)
Loss before income taxes	$(37,593)	$(32,104)

Spire Global, Inc.

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

(In thousands, except shares and per share data, unless otherwise noted)

The income tax provision consists of the following:

	Year Ended December 31,
	2021	2020
Current income tax provisions:
Federal	$—	$—
State	—	—
Foreign	—	321
Current income tax provision	—	321
Deferred income tax expense:
Federal	—	—
State	—	—
Foreign	497	79
Deferred income tax expense	497	79
Total income tax provision	$497	$400

The following table presents a reconciliation of the federal statutory rate of 21% to effective tax rate:

	Year Ended December 31,
	2021	2020
U.S. federal tax benefit at statutory rate	21.0%	21.0%
State income taxes, net of federal benefit	5.2%	3.5%
exactEarth acquisition costs	(2.7)%	0.0%
Merger costs	(3.7)%	0.0%
Merger contingent fees	4.3%	0.0%
Contingent earnout liability	23.6%	0.0%
Non-deductible expenses and other	0.3%	(0.9)%
Research and development credits	2.3%	5.4%
Foreign rate differential	3.9%	(0.6)%
Change in valuation allowance, net	(55.5)%	(29.6)%
Effective tax rate	(1.3)%	(1.2)%

The significant components of deferred tax assets (liabilities) are as follows:

	Year Ended December 31,
	2021	2020
Deferred tax assets
Net operating loss carryforward	$75,129	$38,529
Research and development credit carryforward	6,002	2,454
Stock-based compensation	599	52
Property and equipment	4,177	367
Intangibles	440	855
Other accruals	2,284	1,073
Gross deferred tax assets	88,631	43,330
Less: Valuation allowance	(74,558)	(43,330)
Net deferred tax assets	14,072	—
Deferred tax liabilities
Intangibles	(14,072)	—
Foreign property and equipment and intangibles	(835)	(338)
Gross deferred tax liabilities	(14,907)	(338)
Net deferred tax liabilities	$(835)	$(338)

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

Realization of the deferred tax assets is dependent upon the generation of future taxable income, if any, the amount and timing of which are uncertain. The Company could not conclude that it was more likely than not that tax benefits from operating losses would be realized and, accordingly, has provided a full valuation allowance against its United States, Singapore, Luxemburg, Canada, and a portion of their United Kingdom deferred tax assets. The valuation allowance as of December 31, 2020 was $43,330, which increased to $74,558 as of December 31, 2021. The increase in the valuation allowance of $31,228 includes $10,300 related to the acquisition of exactEarth's deferred tax assets subjected to a valuation allowance through purchase accounting. The remaining valuation allowance change of $20,882 is mostly related to current year losses.

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

15.
Net Loss per Share

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders:

	Year Ended December 31,
	2021	2020
Numerator:
Net loss	$(38,090)	$(32,504)
Denominator:
Weighted-average shares used in computing basic and diluted net loss per share	62,137,434	17,610,405
Basic and diluted net loss per share	$(0.61)	$(1.85)

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

16.
Restatement of Previously Issued Unaudited Condensed Consolidated Financial Statements

As described in Note 2, the Company determined it necessary to restate the accompanying consolidated annual financial statements to correct the misstatements in the periods impacted.

The following tables represent restatements to our unaudited condensed consolidated financial statements for quarterly periods in fiscal 2021 that are impacted by the errors identified in Note 2.

	As Previously Reported	Adjustments	As Restated
Condensed Consolidated Statements of Operations:
Three Months Ended September 30, 2021
Revenue	$9,561	$-	$9,561
Gross profit	$4,223	$-	$4,223
Loss from operations	$(17,372)	$-	$(17,372)
Change in fair value of contingent earnout liability	$1,265	$(23,407)	$(22,142)
Total other income (expense), net	$(15,060)	$(23,407)	$(38,467)
Loss before income taxes	$(32,432)	$(23,407)	$(55,839)
Net loss	$(32,701)	$(23,407)	$(56,108)
Basic and diluted net loss per share	$(0.49)	$(0.34)	$(0.83)

Condensed Consolidated Balance Sheet:
September 30, 2021
Total current assets	$276,343	$-	$276,343
Total assets	$303,563	$-	$303,563
Total current liabilities	$45,483	$-	$45,483
Contingent earnout liability	$77,131	$3,286	$80,417
Total liabilities	$200,274	$3,286	$203,560
Additional paid-in capital	$393,872	$20,121	$413,993
Accumulated deficit	$(290,407)	$(23,407)	$(313,814)
Total stockholders’ equity (deficit)	$103,289	$(3,286)	$100,003

Consolidated Statements of Operations:
Three Months Ended December 31, 2021
Revenue	$14,985	$-	$14,985
Gross profit	$8,658	$-	$8,658
Loss from operations	$(24,034)	$-	$(24,034)
Change in fair value of contingent earnout liability	$65,761	$4,629	$70,390
Total other income (expense), net	$83,511	$4,629	$88,140
Income before income taxes	$59,477	$4,629	$64,106
Net income	$59,949	$4,629	$64,578
Basic net income per share	$0.44	$0.04	$0.48
Diluted net income per share	$0.38	$0.03	$0.41

Consolidated Balance Sheet:
December 31, 2021
Total current assets	$131,574	$-	$131,574
Total assets	$290,194	$-	$290,194
Total current liabilities	$24,920	$-	$24,920
Contingent earnout liability	$11,369	$(1,343)	$10,026
Total liabilities	$101,330	$(1,343)	$99,987
Additional paid-in capital	$418,575	$20,121	$438,696
Accumulated deficit	$(230,458)	$(18,778)	$(249,236)
Total stockholders’ equity (deficit)	$188,864	$1,343	$190,207

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

Our principal executive officer and principal financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule(s) 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2021. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2021 because of the material weaknesses in internal control over financial reporting described below.

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

Management's Report on Internal Control over Financial Reporting

This Form 10-K/A does not include a report of management’s assessment regarding internal control over financial reporting, or an attestation report of our independent registered public accounting firm, as allowed by the SEC for reverse acquisitions between an issuer and a private operating company when it is not possible to conduct an assessment of the private operating company’s internal control over financial reporting in the period between the consummation date of the reverse acquisition and the date of management’s assessment of internal control over financial reporting (pursuant to Section 215.02 of the SEC Division of Corporation Finance’s Regulation S-K Compliance & Disclosure Interpretations).

As discussed elsewhere in this Form 10-K/A, we completed the Merger on August 16, 2021. Prior to the Merger, we were a special purpose acquisition company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more operating businesses. As a result, previously existing internal controls are no longer applicable or comprehensive enough as of the assessment date as our operations prior to the Merger were insignificant compared to those of the consolidated entity post-Merger. The design of internal control over financial reporting for Spire Global, Inc. post-Merger has required and will continue to require significant time and resources from management and other personnel. As a result, management was unable, without incurring unreasonable effort or expense to conduct an assessment of our internal control over financial reporting as of December 31, 2021.

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

i.
We did not design and maintain an effective risk assessment process at a precise enough level to identify new and evolving risks of material misstatement in our financial statements. Specifically, changes to existing controls or the implementation of new controls have not been sufficient to respond to changes to the risks of material misstatement in the financial statements.
ii.
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

iii.
We did not design and maintain effective controls related to the identification of and accounting for certain non-routine, unusual or complex transactions, including the proper application of GAAP to such transactions. Specifically, we did not design and maintain:

a.
controls to timely identify and account for warrant instruments, which resulted in the restatement of the previously issued financial statements of NavSight related to adjustments to warrant liabilities and equity;
b.
controls to account for business combinations, including the associated valuation estimates and the completeness and accuracy of the opening balance sheet, which did not result in a misstatement to our consolidated financial statements; and
c.
controls to timely identify and account for the fair value of the contingent earnout liability, which resulted in an error in the fair value of the contingent earnout liability in our previously issued consolidated financial statements as of and for the year ended December 31, 2021 that are being restated in this Form 10-K/A and in the restatement of the Company’s unaudited condensed consolidated financial statements as of and for the three and nine months ended September 30, 2021.

Additionally, these material weaknesses could result in a misstatement of substantially all of our accounts or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

iv.
We did not design and maintain effective controls over certain information technology (“IT”) general controls for information systems that are relevant to the preparation of our financial statements. Specifically, we did not design and maintain:

a. user access controls to ensure appropriate segregation of duties and that adequately restrict user and privileged access to financial applications, programs, and data to appropriate company personnel;

b. program change management controls for our financial systems to ensure that IT program and data changes affecting financial IT applications and underlying accounting records are identified, tested, authorized, and implemented appropriately; and

c. testing and approval controls for program development to ensure that new software development is aligned with business and IT requirements.

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

Non-routine, unusual or complex transactions

Our remediation actions related to improving our controls related to accounting for non-routine, unusual, or complex transactions include the following:

•
The Company will design and implement controls to timely identify and account for non-routine, unusual or complex transactions, including controls over the preparation and review of accounting memoranda addressing these matters. The Company will incorporate testing of controls over non-routine, unusual or complex transactions into its overall testing program during 2022. Since the Merger occurred in August 2021, warrant instruments are accounted for in accordance with the Company’s accounting policy which ensures proper application of GAAP to such transactions.

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

		S-4/A	333-256112	Annex A	July 16, 2021
2.2	Arrangement Agreement and Plan of Arrangement, dated as of September 13, 2021, by and among the registrant, exactEarth Ltd. and Spire Global Canada Acquisition Corp., as amended October 15, 2021.	10-Q	001-39493	2.1	November 10, 2021
3.1	Certificate of Incorporation of Spire Global, Inc.	S-1	333-259733	3.1	September 23, 2021
3.2	Bylaws of Spire Global, Inc.	S-1	333-259733	3.2	September 23, 2021
4.1	Specimen Class A Common Stock Share Certificate of the registrant.	8-K	001-39493	4.1	August 20, 2021
4.2	Warrant Agreement, dated as of September 9, 2020, by and between American Stock Transfer & Trust Company, LLC and the registrant.	S-1/A	333-240100	4.4	August 5, 2020
4.3	Description of Securities.	10-K	001-39493	4.3	March 30, 2022
10.1+	Spire Global, Inc. 2021 Equity Incentive Plan and forms of agreement thereunder.	S-1	333-259733	10.3	September 23, 2021
10.2+	Spire Global, Inc. 2021 Employee Stock Purchase Plan.	S-1	333-259733	10.4	September 23, 2021
10.3	Loan and Security Agreement by and among Spire, certain lenders party thereto, FP Credit Partners, L. P., as agent for the lenders, and certain of Spire’s subsidiaries as guarantors, dated as of April 15, 2021, with Amendment No. 1 dated as of May 17, 2021 and Amendment No. 2 dated as of August 5, 2021.	S-1	333-259733	10.17	September 23, 2021
10.4+	Outside Director Compensation Policy of Spire Global, Inc., as amended November 9, 2021, and election forms thereunder.	10-Q	001-39493	10.6	November 10, 2021
10.5

Investor Rights Agreement, dated as of February 28, 2021, by and among the registrant, Six4 Holdings, LLC, Gilman Louie, Henry Crumpton, Jack Pearlstein, Robert Coleman, William Crowell, Peter Platzer, Theresa Condor, William Porteous and Stephen Messer.

		S-4/A	333-256112	Annex I	July 16, 2021
10.6+	Long Term Employment Contract, dated as of January 1, 2022, by and between Spire Global Luxembourg Sàrl and Peter Platzer.	10-K	001-39493	10.6	March 30.2022
10.7+	Expatriation Letter, dated as of December 12, 2017, by and between Spire Global, Inc. and Peter Platzer.	S-4/A	333-256112	10.10	July 16, 2021
10.8+	Tax Equalization Policy, dated as of December 12, 2017, by and between Spire Global, Inc. and Peter Platzer.	S-4/A	333-256112	10.11	July 16, 2021
10.9+	Form of Offer Letter by and between Spire Global, Inc. and each of Thomas Krywe and Ananda Martin.	S-4/A	333-256112	10.12	July 16, 2021
10.10+	Offer Letter, dated as of July 19, 2017, by and between Spire Global, Inc. and Keith Johnson.	S-4/A	333-256112	10.13	July 16, 2021
10.11+	Long Term Employment Contract, dated as of January 1, 2018, by and between Spire Global Luxembourg Sàrl and Theresa Condor.	S-4/A	333-256112	10.15	July 16, 2021
10.12+	Form of Spire Global, Inc. 2021 Commission Plan.	S-4/A	333-256112	10.16	July 16, 2021
10.13+	Form of Spire Global, Inc. 2021 Salary Adjustment and Annual Performance Bonus.	S-4/A	333-256112	10.17	July 16, 2021
10.14+	Form of Change in Control and Severance Agreement of Spire Global, Inc.	S-4/A	333-256112	10.18	July 16, 2021
10.15	Contribution Agreement by and between Her Majesty the Queen in Right of Canada and exactEarth Ltd. dated as of October 18, 2018, with Amendment No. 1 dated as of November 22, 2021.	10-K	001-39493	10.15	March 30, 2022
21.1	Subsidiaries of Registrant.	10-K	001-39493	21.1	March 30, 2022
23.1	Consent of PricewaterhouseCoopers LLP.
24.1	Power of Attorney (included on signature page).	10-K	001-39493	24.1	March 30, 2022
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
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

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

Spire Global, Inc.

Date: November 7, 2022	By:	/s/ Peter Platzer
Peter Platzer
Chief Executive Officer and Director (Principal Executive Officer)

Date: November 7, 2022	By:	/s/ Thomas Krywe
Thomas Krywe
Chief Financial Officer
(Principal Financial and Accounting Officer)