Form 10-Q/A
period 2022-03-31
Spire Global, Inc.
filed 2022-11-07
CIK 1816017

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

EXPLANATORY NOTE

Spire Global, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (“Form 10-Q/A”) to its Quarterly Report on Form 10-Q for the period ended March 31, 2022 (the “Original Form 10-Q”), as originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on May 11, 2022, to amend and restate the Original Form 10-Q as further described below.

As disclosed in the Company’s Current Report on Form 8-K, as filed with the SEC on October 25, 2022, the Company is restating its previously issued unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2022. Subsequent to the filing of the Original Form 10-Q, the Company discovered that an incorrect number had been used in the calculation of the fair value of the contingent earnout liability following the consummation of the reverse capitalization transaction on August 16, 2021. As a result, the Company’s contingent earnout liability was overstated by approximately $7.7 million as of March 31, 2022. For the three months ended March 31, 2022, the gain recorded on the change in fair value of the contingent earnout liability and total other income (expense), net, were each understated by approximately $6.4 million. Loss before income taxes and net loss were each overstated by approximately $6.4 million and basic and diluted net loss per share were each overstated by $0.05 for the three months ended March 31, 2022. As a result of the error, the Company’s previously issued unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2022 were materially misstated and are being restated in this Form 10-Q/A.

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

The following items have been amended as a result of the restatement:

Part I, Item 1, “Financial Statements,”

Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,”

Part I, Item 4, “Controls and Procedures,” and

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

The Company has concluded its disclosure controls and procedures as of March 31, 2022 remained ineffective due to the unremediated material weaknesses previously disclosed in Part I, Item 4, “Controls and Procedures” of the Original Form 10-Q, as well as the identification of an additional material weakness in internal control over financial reporting related to the error discussed above. See additional disclosure included in Part 1, Item 4 of this Form 10-Q/A.

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

PART I—FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

The following information has been adjusted to reflect the restatement of our unaudited condensed consolidated financial statements as described in the “Explanatory Note” at the beginning of this Form 10-Q/A and in Note 2, “Summary of Significant Accounting Policies” in the Notes to the Condensed Consolidated Financial Statements of this Form 10-Q/A.

Spire Global, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	March 31,	December 31,
	2022	2021
	(Restated)	(Restated)
Assets
Current assets
Cash and cash equivalents	$91,592	$109,256
Accounts receivable, net (including allowance of $301 and $339 as of March 31, 2022 and December 31, 2021, respectively)	7,821	10,163
Contract assets	3,630	2,084
Other current assets	8,451	10,071
Total current assets	111,494	131,574
Property and equipment, net	52,071	48,704
Operating lease assets	11,003	—
Goodwill	54,245	53,627
Customer relationships	24,091	24,388
Other intangible assets	18,707	19,765
Other long-term assets, including restricted cash	11,767	12,136
Total assets	$283,378	$290,194
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$7,220	$5,824
Accrued wages and benefits	4,597	5,646
Contract liabilities, current portion	6,483	8,627
Other accrued expenses	7,742	4,823
Total current liabilities	26,042	24,920
Long-term debt	52,682	51,124
Contingent earnout liability	3,143	10,026
Deferred income tax liabilities	813	835
Warrant liability	5,647	11,482
Operating lease liabilities, net of current portion	10,089	—
Other long-term liabilities	1,761	1,600
Total liabilities	100,177	99,987
Commitments and contingencies (Note 9)
Stockholders’ equity
Common stock, $0.0001 par value, 1,000,000,000 Class A and 15,000,000 Class B shares authorized, 139,592,078 Class A and 12,058,614 Class B shares issued and outstanding at March 31, 2022; 139,096,000 Class A and 12,058,614 Class B shares issued and outstanding at December 31, 2021	15	15
Additional paid-in capital	441,623	438,696
Accumulated other comprehensive income	2,591	732
Accumulated deficit	(261,028)	(249,236)
Total stockholders’ equity	183,201	190,207
Total liabilities and stockholders’ equity	$283,378	$290,194

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Spire Global, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2022	2021
	(Restated)
Revenue	$18,070	$9,716
Cost of revenue	9,846	3,328
Gross profit	8,224	6,388
Operating expenses
Research and development	8,657	6,900
Sales and marketing	6,905	3,941
General and administrative	12,684	8,394
Total operating expenses	28,246	19,235
Loss from operations	(20,022)	(12,847)
Other income (expense)
Interest income	14	1
Interest expense	(3,043)	(2,550)
Change in fair value of contingent earnout liability	6,883	—
Change in fair value of warrant liabilities	5,835	(5,991)
Other (expense) income, net	(1,169)	2,076
Total other income (expense), net	8,520	(6,464)
Loss before income taxes	(11,502)	(19,311)
Income tax provision	290	387
Net loss	$(11,792)	$(19,698)
Basic and diluted net loss per share	$(0.08)	$(1.11)
Weighted-average shares used in computing basic and diluted net loss per share	139,274,538	17,750,210

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Spire Global, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2022	2021
	(Restated)
Net loss	$(11,792)	$(19,698)
Other comprehensive loss:
Foreign currency translation adjustments	1,859	32
Comprehensive loss	$(9,933)	$(19,666)

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Spire Global, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

(In thousands, except share amounts)

(Unaudited)

							Common Stock		Additional Paid	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
							Shares	Amount	Capital	Income	Deficit	Equity
Balance, December 31, 2021 (Restated)							151,154,614	$15	$438,696	$732	$(249,236)	$190,207
Exercise of stock options							492,064	—	638	—	—	638
Vesting of restricted stock units							4,014	—	—	—	—	—
Stock compensation expense							—	—	2,289	—	—	2,289
Net loss (Restated)							—	—	—	—	(11,792)	(11,792)
Foreign currency translation adjustments							—	—	—	1,859	—	1,859
Balance, March 31, 2022 (Restated)							151,650,692	$15	$441,623	$2,591	$(261,028)	$183,201

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Common Stock		Additional Paid	Accumulated Other Comprehensive Income	Accumulated	Total Stockholders'
	Shares(1)	Amount	Shares(1)	Amount	Shares(1)	Amount	Shares(1)	Amount	Capital	(Loss)	Deficit	(Deficit)
Balance, December 31, 2020	21,615,723	$52,809	8,306,818	$35,228	12,804,176	$65,222	17,664,015	$2	$10,131	$(982)	$(211,146)	$(48,736)
Exercise of stock options	—	—	—	—	—	—	251,500	—	295	—	—	295
Stock compensation expense	—	—	—	—	—	—	—	—	2,507	—	—	2,507
Net loss	—	—	—	—	—	—	—	—	—	—	(19,698)	(19,698)
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	32	—	32
Balance, March 31, 2021	21,615,723	$52,809	8,306,818	$35,228	12,804,176	$65,222	17,915,515	$2	$12,933	$(950)	$(230,844)	$(65,600)

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

Spire Global, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2022	2021
	(Restated)
Cash flows from operating activities
Net loss	$(11,792)	$(19,698)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,834	1,711
Stock-based compensation	2,289	2,507
Amortization of operating lease assets	573	—
Accretion on carrying value of convertible notes	—	1,407
Amortization of debt issuance costs	1,413	616
Change in fair value of warrant liability	(5,835)	5,991
Change in fair value of contingent earnout liability	(6,883)	—
Loss on extinguishment of debt	—	(1,699)
Changes in operating assets and liabilities:
Accounts receivable, net	2,215	(3,799)
Contract assets	(1,531)	38
Other current assets	1,409	40
Other long-term assets	469	—
Accounts payable	(828)	1,080
Accrued wages and benefits	(1,051)	(420)
Contract liabilities	(962)	(244)
Other accrued expenses	1,077	1,655
Operating lease liabilities	(342)	—
Other long-term liabilities	(46)	(6)
Net cash used in operating activities	(14,991)	(10,821)
Cash flows from investing activities
Purchase of property and equipment	(4,243)	(1,378)
Investment in intangible assets	(19)	—
Net cash used in investing activities	(4,262)	(1,378)
Cash flows from financing activities
Proceeds from long-term debt	95	—
Proceeds from issuance of convertible notes payable	—	20,000
Payments of debt issuance costs	—	(62)
Proceeds from exercise of stock options	638	295
Net cash provided by financing activities	733	20,233
Effect of foreign currency translation on cash, cash equivalent and restricted cash	850	(590)
Net (decrease) increase in cash, cash equivalents and restricted cash	(17,670)	7,444
Cash, cash equivalents and restricted cash
Beginning of year	109,645	15,986
End of year	$91,975	$23,430
Supplemental disclosure of cash flow information
Cash paid for interest	$1,627	$383
Noncash Investing and financing activities
Capitalized merger costs not yet paid	$—	$1,774
Property and equipment purchased but not yet paid	$2,250	$11
Issuance of stock warrants with long-term debt	$—	$308

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

2.
Summary of Significant Accounting Policies

Basis of Presentation

The Condensed Consolidated Financial Statements and accompanying notes are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and regulations of the U.S. Securities and Exchange Commission for interim financial reporting. The Condensed Consolidated Financial Statements for the three months ended March 31, 2022 include the accounts of Spire Global, Inc.(i.e., former NavSight) and its wholly-owned subsidiary, Legacy Spire, following the Merger. The Merger is accounted for as a reverse recapitalization under GAAP. Under this method of accounting, NavSight is treated as the “acquired” company for financial reporting purposes. Accordingly, for accounting purposes, the financial statements of Spire represent a continuation of the financial statements of Legacy Spire with the Merger being treated as the equivalent of Legacy Spire issuing stock for the net assets of NavSight, accompanied by a recapitalization. For periods prior to the Merger, the reported share and per share amounts have been retroactively converted by applying the Exchange Ratio of approximately 1.7058 with the exception of authorized shares. Issued and outstanding shares and warrants as disclosed herein have been adjusted reflecting the Exchange Ratio. Certain information and footnote disclosures normally included in Consolidated Financial Statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements included within the Company's Annual Report on Form 10-K/A for the year ended December 31, 2021.

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

Restatement of Unaudited Condensed Consolidated Financial Statements

Restatement of Previously Issued Financial Statements

Subsequent to the filing of the Original Form 10-Q, the Company discovered that an incorrect number had been used in the calculation of the

Spire Global, Inc.

Notes to Condensed Consolidated Financial Statements

(In thousands, except shares and per share data, unless otherwise noted)

(Unaudited)

fair value of the contingent earnout liability. As a result, the Company’s contingent earnout liability was overstated as of March 31, 2022. For the three months ended March 31, 2022, the gain recorded on the change in fair value of contingent earnout liability and total other income (expense), net, were each understated for the period. Loss before income taxes, net loss and basic and diluted net loss per share were each overstated for the period. As a result of the error, the Company’s previously issued unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2022 were materially misstated and are being restated in this Form 10-Q/A.

The following tables reflect the impact of the restatement to the specific line items presented in the Company’s previously reported unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2022.

	As Previously Reported	Adjustments	As Restated
Condensed Consolidated Balance Sheet:
March 31, 2022
Contingent earnout liability	$10,852	$(7,709)	$3,143
Total liabilities	$107,886	$(7,709)	$100,177
Additional paid-in capital	$421,502	$20,121	$441,623
Accumulated deficit	$(248,616)	$(12,412)	$(261,028)
Total stockholders’ equity	$175,492	$7,709	$183,201
Total liabilities and stockholders' equity	$283,378	$-	$283,378

Condensed Consolidated Statements of Operations:
Three Months Ended March 31, 2022
Change in fair value of contingent earnout liability	$517	$6,366	$6,883
Total other income (expense), net	$2,154	$6,366	$8,520
Loss before income taxes	$(17,868)	$6,366	$(11,502)
Net loss	$(18,158)	$6,366	$(11,792)
Basic and diluted net loss per share	$(0.13)	$0.05	$(0.08)

Condensed Consolidated Statements of Comprehensive Loss:
Three Months Ended March 31, 2022
Net loss	$(18,158)	$6,366	$(11,792)
Comprehensive loss	$(16,299)	$6,366	$(9,933)

Condensed Consolidated Statements of Changes in Stockholders' Equity (Deficit):
Three Months Ended March 31, 2022
Additional paid-in capital	$421,502	$20,121	$441,623
Accumulated deficit	$(248,616)	$(12,412)	$(261,028)
Total stockholders’ equity	$175,492	$7,709	$183,201

Condensed Consolidated Statements of Cash Flows:
Three Months Ended March 31, 2022
Net loss	$(18,158)	$6,366	$(11,792)
Change in fair value of contingent earnout liability	$(517)	$(6,366)	$(6,883)
Net cash used in operating activities	$(14,991)	$-	$(14,991)

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

The Company has a history of operating losses and negative cash flows from operations since inception. During the three months ended March 31, 2022, net loss was $11,792 and cash used in operations was $14,991. In August 2021, the Company received net proceeds of approximately $236,632 from Private Investment in Public Equity (“PIPE”) investors (the “PIPE Investors”) and the Merger. The Company held cash and cash equivalents of $91,592, excluding restricted cash, as of March 31, 2022. The Company believes that it will have sufficient working capital to operate for a period of one year from the issuance of the March 31, 2022 Condensed Consolidated Financial Statements based on the Company's current cash and cash equivalents balance, which includes the borrowings under the FP Term Loan Agreement (as defined Note 6) and the funds raised associated with the closing of the Merger.

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

The following tables present the Company’s fair value hierarchy for its financial instruments that are measured at fair value on a recurring basis:

	March 31, 2022
	Level 1	Level 2	Level 3	Total
Long-term liabilities
Public warrants	$2,990	$—	$—	$2,990
Private Placement warrants	—	2,657	—	2,657
Contingent Earnout liability	—	—	3,143	3,143
	$2,990	$2,657	$3,143	$8,790

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Long-term liabilities
Public warrants	$5,060	$—	$—	$5,060
Private Placement warrants	—	6,422	—	6,422
Contingent Earnout liability	—	—	10,026	10,026
	$5,060	$6,422	$10,026	$21,508

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

The following table presents a summary of the changes in the fair value of the Company’s Level 3 financial instruments that are measured at fair value on a recurring basis:

	Contingent Earnout Liability	Warrant Liability
Fair value as of December 31, 2020	$—	$4,007
Issuance of warrants to Silicon Valley Bank	—	308
Change in fair value of warrant liabilities	—	5,991
Fair value as of March 31, 2021	$—	$10,306
Fair value as of December 31, 2021	$10,026	$—
Change in fair value of contingent earnout liability	(6,883)	—
Fair value as of March 31, 2022	$3,143	$—

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

11.
Net Loss per Share

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders:

	Three Months Ended March 31,
	2022	2021
Numerator:
Net loss	$(11,792)	$(19,698)
Denominator:
Weighted-average shares used in computing basic and diluted net loss per share	139,274,538	17,750,210
Basic and diluted net loss per share	$(0.08)	$(1.11)

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Condensed Consolidated Financial Statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q/A and the audited Consolidated Financial Statements included in the Annual Report on Form 10-K/A for the year ended December 31, 2021. This discussion contains forward-looking statements that involve risks and uncertainties. Factors that could cause or contribute to such differences include those identified below and those discussed in the section titled “Risk Factors” and other sections of this Quarterly Report on Form 10-Q/A. Our historical results are not necessarily indicative of the results that may be expected for any period in the future.

The following MD&A information has been adjusted to reflect the restatement of our unaudited condensed consolidated financial statements as described in the “Explanatory Note” at the beginning of this Form 10-Q/A and in Note 2, “Summary of Significant Accounting Policies,” in the Notes to the Condensed Consolidated Financial Statements of this Form 10-Q/A.

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

Results of Operations

Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021

The following tables set forth selected Condensed Consolidated Statement of Operations data and such data as a percentage of total revenues for each of the periods indicated:

	Three Months Ended March 31,
(in thousands)	2022	2021
	(Restated)
Revenue	$18,070	$9,716
Cost of revenue(1)	9,846	3,328
Gross profit	8,224	6,388
Operating expenses(1):
Research and development	8,657	6,900
Sales and marketing	6,905	3,941
General and administrative	12,684	8,394
Total operating expenses	28,246	19,235
Loss from operations	(20,022)	(12,847)
Other (expense) income:
Interest income	14	1
Interest expense	(3,043)	(2,550)
Change in fair value of contingent earnout liability	6,883	—
Change in fair value of warrant liabilities	5,835	(5,991)
Other (expense) income, net	(1,169)	2,076
Total other income (expense), net	8,520	(6,464)
Loss before income taxes	(11,502)	(19,311)
Income tax provision	290	387
Net loss	$(11,792)	$(19,698)
(1)
Includes stock-based compensation as follows:

	Three Months Ended March 31,
(in thousands)	2022	2021
Cost of revenue	$77	$18
Research and development	711	585
Sales and marketing	616	316
General and administrative	885	1,588
Total stock-based compensation	$2,289	$2,507

Revenue

	Three Months Ended March 31,
(in thousands)	2022	2021	2022 to 2021 % Change
Revenue	$18,070	$9,716	86%

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

Other Income (Expense)

	Three Months Ended March 31,
(in thousands)	2022	2021	2022 to 2021 % Change
Interest income	$14	$1	−
Interest expense	$(3,043)	$(2,550)	19%
Change in fair value of contingent earnout liability	$6,883	$—	*
Change in fair value of warrant liabilities	$5,835	$(5,991)	197%
Other (expense) income, net	$(1,169)	$2,076	156%

*Not Meaningful

Interest income was immaterial.

Interest expense increased $0.5 million, or 19%, primarily as a result of incurring higher interest charges associated with our FP Term Loan discussed below.

Change in fair value of contingent earnout liability was $6.9 million, which reflects a gain driven by the lower stock price and our mark-to-market process. There is no corresponding prior year gain or loss as the contingent earnout liability did not exist in the prior year period. In connection with the Merger, eligible Spire equity holders are entitled to receive additional shares of our common stock upon our achievement of certain Earnout Triggering Events, which are treated as liabilities and required to be marked to market each reporting period. Changes in valuation reflect the mark-to-market adjustment to reflect the fair market valuation of the underlying stock price and are recorded against the Contingent earnout liability account with the offsetting gain or loss recorded in Change in fair value of contingent earnout liability. For additional information, see Notes 2 and 8 to our unaudited Condensed Consolidated Financial Statements as of March 31, 2022 and for the three months ended March 31, 2022 included elsewhere in this Quarterly Report on Form 10-Q/A and Note 3 to our Audited Consolidated Financial Statements as of December 31, 2021 and on the Annual Report on Form 10-K/A for the year ended December 31, 2021.

Change in fair value of warrant liabilities increased by $11.8 million, driven by the mark-to-market adjustment to reflect the fair market valuation of our public and private warrants. For additional information, see Notes 2 and 8 to our unaudited Condensed Consolidated Financial Statements as of March 31, 2022 and for the three months ended March 31, 2022 included elsewhere in this Quarterly Report on Form 10-Q/A.

Other (expense) income, net changed by $3.2 million, from other income, net of $2.1 million in the three months ended March 31, 2021 to other expense, net of $1.2 million in the three months ended March 31, 2022. $0.5 million of this increase in expense was driven by the Acquisition, primarily driven by foreign exchange expense and share in loss in the Myriota investment. Organic increases in expense were primarily driven by a reduction in grant income of $1.5 million, an increase in realized and unrealized foreign exchange expense of $1.1 million and miscellaneous other expenses of $0.1 million. The reduction in grant income was the result of $1.7 million in loan forgiveness under the Paycheck Protection Program ("PPP") established as part of the Coronavirus Aid, Relief, and Economics Security ("CARES") realized in the three months ended March 31, 2021.

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

The following table outlines the reconciliation from net loss to Adjusted EBITDA for the periods indicated:

	Three Months Ended March 31,
(in thousands)	2022	2021
Net loss	$(11,792)	$(19,698)
Depreciation & amortization	4,834	1,711
Net interest	3,029	2,549
Taxes	290	387
EBITDA	(3,639)	(15,051)
Change in fair value of contingent earnout liability	(6,883)	—
Change in fair value of warrant liabilities	(5,835)	5,991
Other (expense) income, net	1,169	(2,076)
Stock-based compensation	2,289	2,507
Mergers and acquisition related expenses	3,014	2,267
Other unusual one-time costs	—	387
Other acquisition accounting amortization	183	—
Adjusted EBITDA	$(9,702)	$(5,975)

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

For more details on the Merger, including all equity conversions, please see Note 3 to our Consolidated Financial Statements included in our Annual Report on Form 10-K/A for the year ended December 31, 2021.

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

For additional detail regarding the terms associated with the Acquisition, see Note 4 to our Consolidated Financial Statements included in our Annual Report on Form 10-K/A for the year ended December 31, 2021.

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

For additional information, see Note 6 to our unaudited Condensed Consolidated Financial Statements as of March 31, 2022, and for the three months ended March 31, 2022 included in this Quarterly Report on Form 10-Q/A.

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

Net cash used in operating activities in the three months ended March 31, 2022 was $15.0 million. This reflected our net loss of $11.8 million, adjustments for non-cash items of $3.6 million, and a net increase in our operating assets and liabilities of $0.4 million. Non-cash items primarily included a $6.9 million non-cash gain on the contingent earnout liability revaluation and a $5.8 million gain on the warrant liability revaluation, partially offset by $4.8 million of depreciation and amortization expense, $2.3 million of stock-based compensation, $1.4 million of debt issuance amortization expense and $0.6 million for reduction of operating lease assets. The net increase in operating assets and liabilities primarily included a $2.2 million decrease in accounts receivable, a $1.9 million decrease in other current and long-term assets, and a $1.1 million increase in other accrued expenses. This was offset by a $1.5 million increase in contract assets, a $0.3 million decrease in operating lease liabilities, a $1.1 million decrease in accrued wages and benefits, a $1.0 million decrease in contract liabilities, a $0.8 million decrease in accounts payable, and a $0.1 million decrease in other long-term liabilities.

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

There have been no material changes to our critical accounting policies and estimates as compared to those disclosed in Part II, Item 7, Critical Accounting Policies and Estimates in our Annual Report on Form 10-K/A for the year ended December 31, 2021.

Accounting Pronouncements Recently Adopted and Not Yet Adopted

See Note 2 to our unaudited Condensed Consolidated Financial Statements as of March 31, 2022, and for the three months ended March 31, 2022 included in this Quarterly Report on Form 10-Q/A.

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

Our principal executive officer and principal financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule(s) 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2022. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of March 31, 2022 because of the material weaknesses in internal control over financial reporting described below.

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
b.
controls to account for business combinations, including the associated valuation estimates and the completeness and accuracy of the opening balance sheet, which did not result in a misstatement to our consolidated financial statements; and
c.
controls to timely identify and account for the fair value of the contingent earnout liability, which resulted in an error in the fair value of the contingent earnout liability in our previously issued unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2022 that are being restated in this Form 10-Q/A and in the restatement of the Company’s consolidated financial statements as of and for the year ended December 31, 2021 and the Company's unaudited condensed consolidated financial statements as of and for the three and nine months ended September 30, 2021.

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

Non-routine, unusual or complex transactions

Our remediation actions related to improving our controls related to accounting for non-routine, unusual, or complex transactions include the following:

•
The Company will design and implement controls to timely identify and account for non-routine, unusual or complex transactions, including controls over the preparation and review of accounting memoranda, and engaging with third party technical accounting experts, to address these matters. The Company will incorporate testing of controls over non-routine, unusual or complex transactions into its overall testing program during 2022. Since the Merger occurred in August 2021, warrant instruments are accounted for in accordance with the Company’s accounting policy, which ensures proper application of GAAP to such transactions.

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

Updated Risk Factor

We have identified material weaknesses in our internal control over financial reporting. If we are unable to remediate these material weaknesses, or if we identify additional material weaknesses in the future or otherwise fail to maintain effective internal control over financial reporting or disclosure controls and procedures, it may result in material misstatements of our Consolidated Financial Statements or cause us to fail to meet our periodic reporting obligations, which may adversely affect our business, financial condition, and results of operations.

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
c.
controls to timely identify and account for the fair value of the contingent earnout liability, which resulted in an error in the fair value of the contingent earnout liability in our previously issued unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2022 that are being restated in this Form 10-Q/A and in the restatement of the Company’s consolidated financial statements as of and for the year ended December 31, 2021 and the Company's unaudited condensed consolidated financial statements as of and for the three and nine month periods ended September 30, 2021.

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

We are taking certain measures to remediate these material weaknesses described above, as described in Part I, Item 4 of this Quarterly Report on Form 10-Q/A.

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

We have incurred net losses since our inception, and we expect to continue to incur net losses in the near future. We incurred net losses of $11.8 million for the three months ended March 31, 2022, and $19.7 million for the three months ended March 31, 2021. We expect our operating expenses to increase over the next several years, as we continue to hire additional personnel, particularly in sales and marketing and research and development, expand our operations and infrastructure, both domestically and internationally, and continue to develop our platform’s features. These efforts may be more costly than we may expect and may not result in increased revenue or growth in our business. In addition to the expected costs to grow our business, we also will increase legal, accounting, and other expenses as a public company. Any failure to increase our revenue sufficiently to offset the increases in our operating expenses will limit our ability to achieve or maintain profitability in the future. Further, if we are unable to successfully address these risks and challenges as we encounter them, our business, financial condition, and results of operations could be adversely affected.

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