Form 10-Q/A
period 2022-06-30
Spire Global, Inc.
filed 2022-11-07
CIK 1816017

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

EXPLANATORY NOTE

Spire Global, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A ("Form 10-Q/A") to its Quarterly Report on Form 10-Q for the period ended June 30, 2022 (the “Original Form 10-Q”), as originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on August 10, 2022, to amend and restate the Original Form 10-Q as further described below.

As disclosed in the Company’s Current Report on Form 8-K, as filed with the SEC on October 25, 2022, the Company is restating its previously issued unaudited condensed consolidated financial statements as of and for the three and six months ended June 30, 2022. Subsequent to the filing of the Original Form 10-Q, the Company discovered that an incorrect number had been used in the calculation of the fair value of the contingent earnout liability following the consummation of the reverse capitalization transaction on August 16, 2021. As a result, the Company’s contingent earnout liability was overstated by approximately $9.9 million as of June 30, 2022. For the three and six months ended June 30, 2022, the gain recorded on the change in fair value of the contingent earnout liability was understated by approximately $2.2 million and $8.6 million, respectively. For the three and six months ended June 30, 2022, total other income (expense), net, loss before income taxes, and net loss were each overstated by approximately $2.2 million and $8.6 million, respectively. Basic and diluted net loss per share were overstated by $0.02 and by $0.06 for the three and six months ended June 30, 2022, respectively. As a result of the error, the Company’s previously issued unaudited condensed consolidated financial statements as of and for the three and six months ended June 30, 2022 were materially misstated and are being restated in this Form 10-Q/A.

This Form 10-Q/A is presented as of the filing date of the Original Form 10-Q and does not reflect events occurring after that date, and does not modify or update disclosures in any way other than as required to reflect the restatement described below. Accordingly, this Form 10-Q/A should be read in conjunction with the Company’s filings with the SEC subsequent to the date on which the Company filed the Original Form 10-Q.

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

The Company has concluded its disclosure controls and procedures as of June 30, 2022 remained ineffective due to the unremediated material weaknesses previously disclosed in Part I, Item 4 “Controls and Procedures” of the Original Form 10-Q, as well as the identification of an additional material weakness in internal control over financial reporting related to the error discussed above. See additional disclosure included in Part 1, Item 4 of this Form 10-Q/A.

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

Spire Global, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	June 30,	December 31,
	2022	2021
	(Restated)	(Restated)
Assets
Current assets
Cash and cash equivalents	$72,531	$109,256
Marketable securities	20,556	—
Accounts receivable, net (including allowance of $497 and $339 as of June 30, 2022 and December 31, 2021, respectively)	16,417	10,163
Contract assets	4,402	2,084
Other current assets	6,465	10,071
Total current assets	120,371	131,574
Property and equipment, net	55,073	48,704
Operating lease assets	10,072	—
Goodwill	52,538	53,627
Customer relationships	22,833	24,388
Other intangible assets	16,920	19,765
Other long-term assets, including restricted cash	11,114	12,136
Total assets	$288,921	$290,194
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$4,380	$5,824
Accrued wages and benefits	3,766	5,646
Contract liabilities, current portion	12,080	8,627
Other accrued expenses	8,301	4,823
Total current liabilities	28,527	24,920
Long-term debt	96,921	51,124
Contingent earnout liability	773	10,026
Deferred income tax liabilities	757	835
Warrant liability	5,328	11,482
Operating lease liabilities, net of current portion	9,444	—
Other long-term liabilities	1,148	1,600
Total liabilities	142,898	99,987
Commitments and contingencies (Note 9)
Stockholders’ equity
Common stock, $0.0001 par value, 1,000,000,000 Class A and 15,000,000 Class B shares authorized, 139,871,381 Class A and 12,058,614 Class B shares issued and outstanding at June 30, 2022; 139,096,000 Class A and 12,058,614 Class B shares issued and outstanding at December 31, 2021	15	15
Additional paid-in capital	445,005	438,696
Accumulated other comprehensive income	296	732
Accumulated deficit	(299,293)	(249,236)
Total stockholders’ equity	146,023	190,207
Total liabilities and stockholders’ equity	$288,921	$290,194

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Spire Global, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(Restated)		(Restated)
Revenue	$19,395	$9,113	$37,465	$18,829
Cost of revenue	9,573	3,727	19,419	7,055
Gross profit	9,822	5,386	18,046	11,774
Operating expenses
Research and development	8,225	7,209	16,882	14,109
Sales and marketing	6,728	4,854	13,633	8,795
General and administrative	11,274	6,896	23,958	15,290
Total operating expenses	26,227	18,959	54,473	38,194
Loss from operations	(16,405)	(13,573)	(36,427)	(26,420)
Other income (expense)
Interest income	106	1	120	2
Interest expense	(2,785)	(3,325)	(5,828)	(5,875)
Change in fair value of contingent earnout liability	2,370	—	9,253	—
Change in fair value of warrant liabilities	3,897	(4,185)	9,732	(10,176)
Loss on extinguishment of debt	(22,510)	(4,954)	(22,510)	(3,255)
Other expense, net	(2,876)	(513)	(4,045)	(136)
Total other income (expense), net	(21,798)	(12,976)	(13,278)	(19,440)
Loss before income taxes	(38,203)	(26,549)	(49,705)	(45,860)
Income tax provision	62	313	352	700
Net loss	$(38,265)	$(26,862)	$(50,057)	$(46,560)
Basic and diluted net loss per share	$(0.27)	$(1.44)	$(0.36)	$(2.56)
Weighted-average shares used in computing basic and diluted net loss per share	139,687,475	18,642,269	139,482,147	18,190,329

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Spire Global, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(Restated)		(Restated)
Net loss	$(38,265)	$(26,862)	$(50,057)	$(46,560)
Other comprehensive loss:
Foreign currency translation adjustments	(2,212)	435	(353)	467
Net unrealized loss on investments (net of tax)	(83)	—	(83)	—
Comprehensive loss	$(40,560)	$(26,427)	$(50,493)	$(46,093)

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Spire Global, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

(In thousands, except share amounts)

(Unaudited)

	Common Stock		Additional Paid	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity
Balance, March 31, 2022 (Restated)	151,650,692	$15	$441,623	$2,591	$(261,028)	$183,201
Exercise of stock options	2,600	—	158	—	—	158
Vesting of restricted stock units, net of tax withholdings	21,331	—	(17)	—	—	(17)
Issuance of common stock upon ESPP purchase	255,372	—	332	—	—	332
Stock compensation expense	—	—	2,909	—	—	2,909
Net loss (Restated)	—	—	—	—	(38,265)	(38,265)
Foreign currency translation adjustments	—	—	—	(2,212)	—	(2,212)
Net unrealized loss on investments (net of tax)	—	—	—	(83)	—	(83)
Balance, June 30, 2022 (Restated)	151,929,995	$15	$445,005	$296	$(299,293)	$146,023

	Common Stock		Additional Paid	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity
Balance, December 31, 2021 (Restated)	151,154,614	$15	$438,696	$732	$(249,236)	$190,207
Exercise of stock options	494,664	—	796	—	—	796
Vesting of restricted stock units, net of tax withholdings	25,345	—	(17)	—	—	(17)
Issuance of common stock upon ESPP purchase	255,372	—	332	—	—	332
Stock compensation expense	—	—	5,198	—	—	5,198
Net loss (Restated)	—	—	—	—	(50,057)	(50,057)
Foreign currency translation adjustments	—	—	—	(353)	—	(353)
Net unrealized loss on investments (net of tax)	—	—	—	(83)	—	(83)
Balance, June 30, 2022 (Restated)	151,929,995	$15	$445,005	$296	$(299,293)	$146,023

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Common Stock		Additional Paid	Accumulated Other Comprehensive Income	Accumulated	Total Stockholders'
	Shares(1)	Amount	Shares(1)	Amount	Shares(1)	Amount	Shares(1)	Amount	Capital	(Loss)	Deficit	(Deficit)
Balance, March 31, 2021	21,615,723	$52,809	8,306,818	$35,228	12,804,176	$65,222	17,915,515	$2	$12,933	$(950)	$(230,844)	$(65,600)
Exercise of stock options	—	—	—	—	—	—	319,085	—	378	—	—	378
Stock compensation expense	—	—	—	—	—	—	—	—	1,994	—	—	1,994
Issuance of shares to FP Credit Partners. L.P.	—	—	—	—	—	—	977,724	—	8,065	—	—	8,065
Exercise of Series C preferred warrants	—	—	—	—	146,919	891	—	—	—	—	—	891
Net loss	—	—	—	—	—	—	—	—	—	—	(26,862)	(26,862)
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	435	—	435
Balance, June 30, 2021	21,615,723	$52,809	8,306,818	$35,228	12,951,095	$66,113	19,212,324	$2	$23,370	$(515)	$(257,706)	$(80,699)

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Common Stock		Additional Paid	Accumulated Other Comprehensive Income	Accumulated	Total Stockholders'
	Shares(1)	Amount	Shares(1)	Amount	Shares(1)	Amount	Shares(1)	Amount	Capital	(Loss)	Deficit	(Deficit)
Balance, December 31, 2020	21,615,723	$52,809	8,306,818	$35,228	12,804,176	$65,222	17,664,015	$2	$10,131	$(982)	$(211,146)	$(48,736)
Exercise of stock options	—	—	—	—	—	—	570,585	—	673	—	—	673
Stock compensation expense	—	—	—	—	—	—	—	—	4,501	—	—	4,501
Issuance of shares to FP Credit Partners. L.P.	—	—	—	—	—	—	977,724	—	8,065	—	—	8,065
Exercise of Series C preferred warrants	—	—	—	—	146,919	891	—	—	—	—	—	891
Net loss	—	—	—	—	—	—	—	—	—	—	(46,560)	(46,560)
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	467	—	467
Balance, June 30, 2021	21,615,723	$52,809	8,306,818	$35,228	12,951,095	$66,113	19,212,324	$2	$23,370	$(515)	$(257,706)	$(80,699)

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

Spire Global, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2022	2021
	(Restated)
Cash flows from operating activities
Net loss	$(50,057)	$(46,560)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,341	3,540
Stock-based compensation	5,198	4,501
Amortization of operating lease assets	1,139	—
Accretion on carrying value of convertible notes	—	3,302
Amortization of debt issuance costs	2,673	1,544
Change in fair value of warrant liability	(9,732)	10,176
Change in fair value of contingent earnout liability	(9,253)	—
Deferred income tax liabilities	—	(23)
Loss on extinguishment of debt	22,271	2,277
Other, net	(16)	—
Changes in operating assets and liabilities:
Accounts receivable, net	(6,708)	(1,635)
Contract assets	(2,390)	—
Other current assets	3,235	(1,044)
Other long-term assets	752	151
Accounts payable	(2,788)	1,133
Accrued wages and benefits	(1,702)	153
Contract liabilities	4,378	2,862
Other accrued expenses	1,828	456
Operating lease liabilities	(617)	—
Other long-term liabilities	(46)	1,016
Net cash used in operating activities	(32,494)	(18,151)
Cash flows from investing activities
Purchases of short-term investments	(20,618)	—
Purchase of property and equipment	(12,485)	(5,581)
Investment in intangible assets	—	(2)
Net cash used in investing activities	(33,103)	(5,583)
Cash flows from financing activities
Proceeds from long-term debt	100,360	70,000
Payments on long-term debt	(71,512)	—
Proceeds from issuance of convertible notes payable	—	20,000
Payments on redemption of long-term debt	—	(29,628)
Payments of debt issuance costs	(4,342)	(4,274)
Proceeds from exercise of stock options	796	673
Proceeds from employee stock purchase plan	332	—
Net cash provided by financing activities	25,634	56,771
Effect of foreign currency translation on cash, cash equivalent and restricted cash	3,213	403
Net (decrease) increase in cash, cash equivalents and restricted cash	(36,750)	33,440
Cash, cash equivalents and restricted cash
Beginning of year	109,645	15,986
End of period	$72,895	$49,426
Supplemental disclosure of cash flow information
Cash paid for interest	$2,968	$676
Noncash Investing and financing activities
Issuance of shares to FP Credit Partners, L.P. ("FP") (Note 6)	$—	$8,065
Capitalized merger costs not yet paid	$—	$2,203
Property and equipment purchased but not yet paid	$1,486	$—
Issuance of stock warrants with long-term debt (Note 6)	$3,579	$308

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

(In thousands, except shares and per share data, unless otherwise noted)

(Unaudited)

Restatement of Unaudited Condensed Consolidated Financial Statements

Restatement of Previously Issued Financial Statements

Subsequent to the filing of the Original Form 10-Q, the Company discovered that an incorrect number had been used in the calculation of the fair value of the contingent earnout liability. As a result, the Company’s contingent earnout liability was overstated as of June 30, 2022. For the three and six months ended June 30, 2022, the gain recorded on the change in fair value of contingent earnout liability were understated. Total other income (expense), net, loss before income taxes, net loss and basic and diluted net loss per share were each overstated for each period. As a result of the error, the Company’s previously issued unaudited condensed consolidated financial statements as of and for the three and six months ended June 30, 2022 were materially misstated and are being restated in this Form 10-Q/A.

Spire Global, Inc.

Notes to Condensed Consolidated Financial Statements

(In thousands, except shares and per share data, unless otherwise noted)

(Unaudited)

The following tables reflect the impact of the restatement to the specific line items presented in the Company’s previously reported unaudited condensed consolidated financial statements as of and for the three and six months ended June 30, 2022.

	As Previously Reported	Adjustments	As Restated
Condensed Consolidated Balance Sheet:
June 30, 2022
Contingent earnout liability	$10,672	$(9,899)	$773
Total liabilities	$152,797	$(9,899)	$142,898
Additional paid-in capital	$424,884	$20,121	$445,005
Accumulated deficit	$(289,071)	$(10,222)	$(299,293)
Total stockholders’ equity	$136,124	$9,899	$146,023
Total liabilities and stockholders' equity	$288,921	$-	$288,921

Condensed Consolidated Statements of Operations:
Three Months Ended June 30, 2022
Change in fair value of contingent earnout liability	$180	$2,190	$2,370
Total other income (expense), net	$(23,988)	$2,190	$(21,798)
Loss before income taxes	$(40,393)	$2,190	$(38,203)
Net loss	$(40,455)	$2,190	$(38,265)
Basic and diluted net loss per share	$(0.29)	$0.02	$(0.27)

Six Months Ended June 30, 2022
Change in fair value of contingent earnout liability	$697	$8,556	$9,253
Total other income (expense), net	$(21,834)	$8,556	$(13,278)
Loss before income taxes	$(58,261)	$8,556	$(49,705)
Net loss	$(58,613)	$8,556	$(50,057)
Basic and diluted net loss per share	$(0.42)	$0.06	$(0.36)

Condensed Consolidated Statements of Comprehensive Loss:
Three Months Ended June 30, 2022
Net loss	$(40,455)	$2,190	$(38,265)
Comprehensive loss	$(42,750)	$2,190	$(40,560)

Six Months Ended June 30, 2022
Net loss	$(58,613)	$8,556	$(50,057)
Comprehensive loss	$(59,049)	$8,556	$(50,493)

Condensed Consolidated Statements of Changes in Stockholders' Equity (Deficit):
Three and Six Months Ended June 30, 2022
Additional paid-in capital	$424,884	$20,121	$445,005
Accumulated deficit	$(289,071)	$(10,222)	$(299,293)
Total stockholders’ equity	$136,124	$9,899	$146,023

Condensed Consolidated Statements of Cash Flows:
Six Months Ended June 30, 2022
Net loss	$(58,613)	$8,556	$(50,057)
Change in fair value of contingent earnout liability	$(697)	$(8,556)	$(9,253)
Net cash used in operating activities	$(32,494)	$-	$(32,494)

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

The Company has a history of operating losses and negative cash flows from operations since inception. During the six months ended June 30, 2022, net loss was $50,057 and cash used in operations was $32,494. In August 2021, the Company received net proceeds of approximately $236,632 from Private Investment in Public Equity (“PIPE”) investors (the “PIPE Investors”) and the Merger. The Company held cash and cash equivalents of $72,531, excluding restricted cash, and investment in marketable securities of $20,556 as of June 30, 2022. The Company believes that it will have sufficient working capital to operate for a period of one year from the issuance of the June 30, 2022 condensed consolidated financial statements based on the Company's current cash and cash equivalents balance, which includes the borrowings under the Blue Torch Credit Agreement (as defined Note 6) and the funds raised associated with the closing of the Merger.

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

The Company invests in highly rated securities, with the primary objective of minimizing the potential risk of principal loss. The Company’s investment policy generally requires securities to be investment grade and limits the amount of credit exposure to any one issuer. The Company’s investments in marketable debt securities have been classified and accounted for as available-for-sale. The Company classifies its marketable debt securities as either short-term or long-term based on each instrument’s underlying contractual maturity date. Unrealized gains and losses on marketable debt securities classified as available-for-sale are recognized in Accumulated other comprehensive income. Interest on securities classified as available-for-sale is included in Interest income on the condensed consolidated statements of operations.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables present the Company’s fair value hierarchy for its financial instruments that are measured at fair value on a recurring basis:

	June 30, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalent:
Money market funds	$5,084	$—	$—	$5,084
Commercial paper	—	1,300	—	1,300
U.S. government and agency securities	—	2,997	—	2,997
	$5,084	$4,297	$—	$9,381
Marketable securities:
Commercial paper	$—	$3,845	$—	$3,845
Corporate securities	—	9,045	—	9,045
U.S. government and agency securities	—	7,666	—	7,666
	$—	$20,556	$—	$20,556
Long-term liabilities:
Public warrants	$1,610	$—	$—	$1,610
Private placement warrants	—	740	—	740
Blue Torch and GPO warrants	—	2,978	—	2,978
Contingent Earnout liability	—	—	773	773
	$1,610	$3,718	$773	$6,101

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Long-term liabilities:
Public warrants	$5,060	$—	$—	$5,060
Private placement warrants	—	6,422	—	6,422
Contingent earnout liability	—	—	10,026	10,026
	$5,060	$6,422	$10,026	$21,508

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

Notes to Condensed Consolidated Financial Statements

(In thousands, except shares and per share data, unless otherwise noted)

(Unaudited)

The following table presents a summary of the changes in the fair value of the Company’s Level 3 financial instruments that are measured at fair value on a recurring basis:

	Contingent Earnout Liability	Warrant Liability
Fair value as of December 31, 2020	$—	$4,007
Issuance of warrants to Silicon Valley Bank	—	308
Exercise of warrants	—	(891)
Change in fair value of warrant liabilities	—	10,176
Fair value as of June 30, 2021	$—	$13,600
Fair value as of December 31, 2021	$10,026	$—
Change in fair value of contingent earnout liability	(9,253)	—
Fair value as of June 30, 2022	$773	$—

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

Spire Global, Inc.

Notes to Condensed Consolidated Financial Statements

(In thousands, except shares and per share data, unless otherwise noted)

(Unaudited)

11.
Net Loss per Share

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator:
Net loss	$(38,265)	$(26,862)	$(50,057)	$(46,560)
Denominator:
Weighted-average shares used in computing basic and diluted net loss per share	139,687,475	18,642,269	139,482,147	18,190,329
Basic and diluted net loss per share	$(0.27)	$(1.44)	$(0.36)	$(2.56)

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
	(Restated)		(Restated)
Revenue	$19,395	$9,113	$37,465	$18,829
Cost of revenue(1)	9,573	3,727	19,419	7,055
Gross profit	9,822	5,386	18,046	11,774
Operating expenses(1):
Research and development	8,225	7,209	16,882	14,109
Sales and marketing	6,728	4,854	13,633	8,795
General and administrative	11,274	6,896	23,958	15,290
Total operating expenses	26,227	18,959	54,473	38,194
Loss from operations	(16,405)	(13,573)	(36,427)	(26,420)
Other (expense) income:
Interest income	106	1	120	2
Interest expense	(2,785)	(3,325)	(5,828)	(5,875)
Change in fair value of contingent earnout liability	2,370	—	9,253	—
Change in fair value of warrant liabilities	3,897	(4,185)	9,732	(10,176)
Loss on extinguishment of debt	(22,510)	(4,954)	(22,510)	(3,255)
Other expense, net	(2,876)	(513)	(4,045)	(136)
Total other income (expense), net	(21,798)	(12,976)	(13,278)	(19,440)
Loss before income taxes	(38,203)	(26,549)	(49,705)	(45,860)
Income tax provision	62	313	352	700
Net loss	$(38,265)	$(26,862)	$(50,057)	$(46,560)
(1)
Includes stock-based compensation as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Cost of revenue	$43	$26	$120	$44
Research and development	814	668	1,525	1,253
Sales and marketing	735	412	1,351	728
General and administrative	1,317	888	2,202	2,476
Total stock-based compensation	$2,909	$1,994	$5,198	$4,501

Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2022	2021	% Change	2022	2021	% Change
Revenue	$19,395	$9,113	113%	$37,465	$18,829	99%

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

Other Income (Expense), Net

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2022	2021	% Change	2022	2021	% Change
Interest income	$106	$1	−	$120	$2	−
Interest expense	$(2,785)	$(3,325)	(16)%	$(5,828)	$(5,875)	(1)%
Change in fair value of contingent earnout liability	$2,370	$—	*	$9,253	$—	*
Change in fair value of warrant liabilities	$3,897	$(4,185)	193%	$9,732	$(10,176)	196%
Loss on extinguishment of debt	$(22,510)	$(4,954)	354%	$(22,510)	$(3,255)	592%
Other expense, net	$(2,876)	$(513)	461%	$(4,045)	$(136)	(2,874)%

*Not Meaningful

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

Change in fair value of contingent earnout liability was $2.4 million, which reflects a gain driven by the lower stock price and our mark-to-market process. There is no corresponding prior year gain or loss as the contingent earnout liability did not exist in the prior year period. In connection with the Merger, eligible Spire equity holders are entitled to receive additional shares of our common stock upon our achievement of certain Earnout Triggering Events, which are treated as liabilities and required to be marked to market each reporting period. Changes in valuation reflect the mark-to-market adjustment to reflect the fair market valuation of the underlying stock price and are recorded against the Contingent earnout liability account with the offsetting gain or loss recorded in Change in fair value of contingent earnout liability. For additional information, see Notes 2 and 8 to our unaudited condensed consolidated financial statements as of June 30, 2022 and for the three and six months ended June 30, 2022 included elsewhere in this Quarterly Report on Form 10-Q/A and Note 3 to our audited consolidated financial statements as of December 31, 2021 and on the Annual Report on Form 10-K/A for the year ended December 31, 2021.

Change in fair value of warrant liabilities decreased by $8.1 million, or 193% million, driven by the mark-to-market adjustment to reflect the fair market valuation of our public and private warrants. For additional information, see Notes 2 and 8 to our unaudited condensed consolidated financial statements as of June 30, 2022 and for the three and six months ended June 30, 2022 included elsewhere in this Quarterly Report on Form 10-Q/A.

Loss on extinguishment of debt increased $17.6 million, or 354%, driven by the acceleration of unamortized debt issuance costs and other administrative expenses associated with the extinguishment of the FP Loan.

Other expense, net increased $2.4 million, or 461%. $0.2 million of this increase was driven by the Acquisition, primarily driven by realized foreign exchange expense and share in loss in the Myriota investment. Organic increases were primarily driven by an increase of $1.5 million in realized and unrealized loss on foreign exchange, a reduction of $0.5 million in tax credits and an increase of $0.2 million in and local taxes.

Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021

Interest income increased by $0.1 million, driven by interest earned on cash and marketable securities held.

Interest expense was flat at $5.8 million as higher interest and debt issuance costs associated with the FP loan offset savings from the conversion of the 2019 and 2020 convertible notes.

Change in fair value of contingent earnout liability was $9.3 million, which reflects a gain driven by the lower stock price and our mark-to-market process. There is no corresponding prior year gain or loss as the contingent earnout liability did not exist in the prior year period. For additional information, see Notes 2 and 8 to our unaudited condensed consolidated financial statements as of June 30, 2022 and for the three and six months ended June 30, 2022 included elsewhere in this Quarterly Report on Form 10-Q/A and Note 3 to our audited consolidated financial statements as of December 31, 2021 and on the Annual Report on Form 10-K/A for the year ended December 31, 2021.

Change in fair value of warrant liabilities decreased by $19.9 million, or 196% million, driven by the mark-to-market adjustment to reflect the fair market valuation of our public and private warrants. For additional information, see Notes 2 and 8 to our unaudited condensed consolidated financial statements as of June 30, 2022 and for the three and six months ended June 30, 2022 included elsewhere in this Quarterly Report on Form 10-Q/A.

Loss on extinguishment of debt increased $19.3 million, or 592%, driven by the acceleration of unamortized debt issuance costs and other administrative expenses associated with the payoff of the FP Loan.

Other expense, net increased $3.9 million. $0.7 million of this increase was driven by the Acquisition, primarily driven by $0.3 million realized foreign exchange expense and $0.4 million share in loss in the Myriota investment. Organic increases were primarily driven by a $2.6 million increase in realized and unrealized loss on foreign exchange, $0.5 million lower tax credits, and an increase of $0.3 million in local taxes offset by an increase in grant income of $0.2 million.

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

The following table outlines the reconciliation from net loss to Adjusted EBITDA for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Net loss	$(38,265)	$(26,862)	$(50,057)	$(46,560)
Depreciation & amortization	4,507	1,829	9,341	3,540
Net interest	2,679	3,324	5,708	5,873
Taxes	62	313	352	700
EBITDA	(31,017)	(21,396)	(34,656)	(36,447)
Change in fair value of contingent earnout liability	(2,370)	—	(9,253)	—
Change in fair value of warrant liabilities	(3,897)	4,185	(9,732)	10,176
Loss on extinguishment of debt	22,510	4,954	22,510	3,255
Other expense, net	2,876	513	4,045	136
Stock-based compensation	2,909	1,994	5,198	4,501
Mergers and acquisition related expenses	1,514	317	4,528	2,584
Other unusual one-time costs	—	—	—	387
Other acquisition accounting amortization	174	—	357	—
Adjusted EBITDA	$(7,301)	$(9,433)	$(17,003)	$(15,408)

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

For additional information, see Note 6 to our unaudited condensed consolidated financial statements as of June 30, 2022, and for the three and six months ended June 30, 2022 included in this Quarterly Report on Form 10-Q/A.

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

Net cash used in operating activities in the six months ended June 30, 2022 was $32.5 million. This reflected our net loss of $50.1 million, adjustments for non-cash items of $21.6 million, and a net decrease in our operating assets and liabilities of $4.1 million. Non-cash items primarily included a $22.3 million loss on extinguishment of debt, $9.3 million of depreciation and amortization expense, $5.2 million of stock-based compensation, $2.7 million of debt issuance amortization expense, and a $1.1 million reduction of operating lease right-of-use assets, offset by $9.7 million change in fair value of warrant liability and $9.3 million change in fair value of earnout consideration. The net decrease in operating assets and liabilities primarily included a $3.2 million decrease in other current assets, a $2.8 million decrease in accounts payable, a $1.7 million decrease in accrued wages and benefits, a $0.8 million decrease in other long-term assets, and a $0.6 million decrease in operating lease liabilities. This was offset by a $6.7 million increase in accounts receivable, a $4.0 million increase in contract liabilities, a $2.4 million increase in contract assets, a $1.8 million increase in other accrued expenses, and a $0.3 million increase in other long-term liabilities.

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

Accounting Pronouncements Recently Adopted and Not Yet Adopted

See Note 2 to our unaudited condensed consolidated financial statements as of June 30, 2022, and for the three and six months ended June 30, 2022 included in this Quarterly Report on Form 10-Q/A.

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

Our principal executive officer and principal financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule(s) 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2022. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of June 30, 2022 because of the material weaknesses in internal control over financial reporting described below.

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
b.
controls to account for business combinations, including the associated valuation estimates and the completeness and accuracy of the opening balance sheet, which did not result in a misstatement to our consolidated financial statements; and
c.
controls to timely identify and account for the fair value of the contingent earnout liability, which resulted in an error in the fair value of the contingent earnout liability in our previously issued unaudited condensed consolidated financial statements as of and for the three and six months ended June 30, 2022 that are being restated in this Form 10-Q/A and in the restatement of the Company’s consolidated financial statements as of and for the year ended December 31, 2021 and the Company's unaudited condensed consolidated financial statements as of and for each of the interim periods ended September 30, 2021 and March 31, 2022.

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
c.
controls to timely identify and account for the fair value of the contingent earnout liability, which resulted in an error in the fair value of the contingent earnout liability in our previously issued unaudited condensed consolidated financial statements as of and for the three and six months ended June 30, 2022 that are being restated in this Form 10-Q/A and in the restatement of the Company’s consolidated financial statements as of and for the year ended December 31, 2021 and the Company's unaudited condensed consolidated financial statements as of and for each of the interim periods ended September 30, 2021 and March 31, 2022.

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

We have incurred net losses since our inception, and we expect to continue to incur net losses in the near future. We incurred net losses of $50.1 million and $46.6 million for the six months ended June 30, 2022 and 2021, respectively. We expect our operating expenses to increase over the next several years, as we continue to hire additional personnel, particularly in sales and marketing and research and development, expand our operations and infrastructure, both domestically and internationally, and continue to develop our platform’s features. These efforts may be more costly than we may expect and may not result in increased revenue or growth in our business. In addition to the expected costs to grow our business, we also expect to continue to incur increased legal, accounting, and other expenses as a public company. Any failure to increase our revenue sufficiently to offset the increases in our operating expenses will limit our ability to achieve or maintain profitability in the future. Further, if we are unable to successfully address these risks and challenges as we encounter them, our business, financial condition, and results of operations could be adversely affected.

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