Form 10-Q
period 2022-09-30
Spire Global, Inc.
filed 2022-11-10
CIK 1816017

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from______ to______

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

The registrant had outstanding 140,011,711 shares of Class A common stock, 12,058,614 shares of Class B common stock, and 18,099,982 warrants as of October 31, 2022.

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
•
our ability to remedy identified material weaknesses;
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
•
global and domestic economic conditions, including currency exchange rate fluctuations, inflation, rising interest rates and geopolitical uncertainty and instability, and their impact on demand and pricing for our offerings in affected markets; and
•
the impact and severity of the COVID-19 pandemic, including evolving and future variants, or a similar public health threat, on global capital and financial markets, general economic conditions in the United States, and our business and operations.

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

Neither we nor any other person assumes responsibility for the accuracy and completeness of any of these forward-looking statements. Moreover, the forward-looking statements made in this Quarterly Report on Form 10-Q relate only to expectations as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Quarterly Report on Form 10-Q to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Quarterly Report on Form 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to rely upon these statements.

PART I—FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

Spire Global, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	September 30,	December 31,
	2022	2021
(In thousands)	(Unaudited)	(Audited)
Assets
Current assets
Cash and cash equivalents	$59,443	$109,256
Marketable securities	22,398	—
Accounts receivable, net (including allowance of $516 and $339 as of September 30, 2022 and December 31, 2021, respectively)	16,063	10,163
Contract assets	3,360	2,084
Other current assets	8,192	10,071
Total current assets	109,456	131,574
Property and equipment, net	52,708	48,704
Operating lease assets	9,204	—
Goodwill	49,537	53,627
Customer relationships	21,057	24,388
Other intangible assets	14,717	19,765
Other long-term assets, including restricted cash	9,936	12,136
Total assets	$266,615	$290,194
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$5,680	$5,824
Accrued wages and benefits	4,991	5,646
Contract liabilities, current portion	14,244	8,627
Other accrued expenses	7,881	4,823
Total current liabilities	32,796	24,920
Long-term debt	97,070	51,124
Contingent earnout liability	429	10,026
Deferred income tax liabilities	700	835
Warrant liability	4,046	11,482
Operating lease liabilities, net of current portion	8,693	—
Other long-term liabilities	541	1,600
Total liabilities	144,275	99,987
Commitments and contingencies (Note 9)
Stockholders’ equity
Common stock, $0.0001 par value, 1,000,000,000 Class A and 15,000,000 Class B shares authorized, 140,011,711 Class A and 12,058,614 Class B shares issued and outstanding at September 30, 2022; 139,096,000 Class A and 12,058,614 Class B shares issued and outstanding at December 31, 2021	15	15
Additional paid-in capital	448,105	438,696
Accumulated other comprehensive (loss) income	(4,676)	732
Accumulated deficit	(321,104)	(249,236)
Total stockholders’ equity	122,340	190,207
Total liabilities and stockholders’ equity	$266,615	$290,194

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Spire Global, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue	$20,418	$9,561	$57,883	$28,390
Cost of revenue	10,198	5,338	29,617	12,393
Gross profit	10,220	4,223	28,266	15,997
Operating expenses
Research and development	8,879	7,804	25,761	21,913
Sales and marketing	7,794	5,574	21,427	14,369
General and administrative	9,903	8,217	33,861	23,507
Total operating expenses	26,576	21,595	81,049	59,789
Loss from operations	(16,356)	(17,372)	(52,783)	(43,792)
Other income (expense)
Interest income	336	4	456	6
Interest expense	(3,897)	(2,392)	(9,725)	(8,267)
Change in fair value of contingent earnout liability	344	(22,142)	9,597	(22,142)
Change in fair value of warrant liabilities	1,282	(13,353)	11,014	(23,529)
Loss on extinguishment of debt	—	—	(22,510)	(3,255)
Foreign exchange loss	(2,806)	(465)	(6,346)	(1,119)
Other income (expense), net	(660)	(119)	(1,165)	399
Total other expense, net	(5,401)	(38,467)	(18,679)	(57,907)
Loss before income taxes	(21,757)	(55,839)	(71,462)	(101,699)
Income tax provision	54	269	406	969
Net loss	$(21,811)	$(56,108)	$(71,868)	$(102,668)
Basic and diluted net loss per share	$(0.16)	$(0.83)	$(0.51)	$(2.75)
Weighted-average shares used in computing basic and diluted net loss per share	139,942,968	67,348,269	139,637,442	37,389,424

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Spire Global, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net loss	$(21,811)	$(56,108)	$(71,868)	$(102,668)
Other comprehensive loss:
Foreign currency translation adjustments	(4,969)	324	(5,322)	791
Net unrealized loss on investments (net of tax)	(3)	—	(86)	—
Comprehensive loss	$(26,783)	$(55,784)	$(77,276)	$(101,877)

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Spire Global, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

(In thousands, except share amounts)

(Unaudited)

	Common Stock		Additional Paid	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance, June 30, 2022	151,929,995	$15	$445,005	$296	$(299,293)	$146,023
Exercise of stock options	—	—	1	—	—	1
Vesting of restricted stock units, net of tax withholdings	137,830	—	(30)	—	—	(30)
Issuance of common stock upon ESPP purchase	2,500	—	4	—	—	4
Stock compensation expense	—	—	3,125	—	—	3,125
Net loss	—	—	—	—	(21,811)	(21,811)
Foreign currency translation adjustments	—	—	—	(4,969)	—	(4,969)
Net unrealized loss on investments (net of tax)	—	—	—	(3)	—	(3)
Balance, September 30, 2022	152,070,325	$15	$448,105	$(4,676)	$(321,104)	$122,340

	Common Stock		Additional Paid	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance, December 31, 2021	151,154,614	$15	$438,696	$732	$(249,236)	$190,207
Exercise of stock options	494,664	—	797	—	—	797
Vesting of restricted stock units, net of tax withholdings	163,175	—	(47)	—	—	(47)
Issuance of common stock upon ESPP purchase	257,872	—	336	—	—	336
Stock compensation expense	—	—	8,323	—	—	8,323
Net loss	—	—	—	—	(71,868)	(71,868)
Foreign currency translation adjustments	—	—	—	(5,322)	—	(5,322)
Net unrealized loss on investments (net of tax)	—	—	—	(86)	—	(86)
Balance, September 30, 2022	152,070,325	$15	$448,105	$(4,676)	$(321,104)	$122,340

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock				Common Stock			Additional Paid	Accumulated Other Comprehensive		Accumulated		Total Stockholders'
	Shares(1)	Amount	Shares(1)	Amount	Shares(1)		Amount		Shares(1)		Amount	Capital	Income (Loss)		Deficit		Equity (Deficit)
Balance, June 30, 2021	21,615,723	$52,809	8,306,818	$35,228	12,951,095	0	$66,113	0	19,212,323	0	$2	$23,370	$(515)	0	$(257,706)	0	$(80,699)
Exercise of stock options	—	—	—	—	—		—		229,316		—	392	—		—		392
Stock compensation expense	—	—	—	—	—		—		—		—	2,099	—		—		2,099
Issuance of shares to FP Credit Partners, L.P.	—	—	—	—	—		—		1,490,769		1	14,803	—		—		14,804
Conversion of warrants to CS	—	—	—	—	—		—		672,355		—	308	—		—		308
Conversion of PS Series A to CS	(21,615,723)	(52,809)	—	—	—		—		21,615,723		2	52,807	—		—		—
Conversion of PS Series B to CS	—	—	(8,306,818)	(35,228)	—		—		8,306,818		1	35,227	—		—		—
Conversion of PS Series C to CS	—	—	—	—	(12,951,095)		(66,113)		12,951,095		1	66,112	—		—		—
Conversion of convertible notes to CS	—	—	—	—	—		—		37,034,620		4	70,929	—		—		70,933
Issuance of common stock upon the reverse recapitalization, net of issuance costs	—	—	—	—	—		—		44,288,129		4	206,220	—		—		206,224
Contingent earnout liability recognized upon the closing of the reverse recapitalization	—	—	—	—	—		—		—		—	(58,274)	—		—		(58,274)
Net loss	—	—	—	—	—		—		—		—	—	—		(56,108)		(56,108)
Foreign currency translation adjustments	—	—	—	—	—		—		—		—	—	324		—		324
Balance, September 30, 2021	—	$—	—	$—	—		$—		145,801,148		$15	$413,993	$(191)		$(313,814)		$100,003

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Common Stock		Additional Paid	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares(1)	Amount	Shares(1)	Amount	Shares(1)	Amount	Shares(1)	Amount	Capital	Income (Loss)	Deficit	Equity (Deficit)
Balance, December 31, 2020	21,615,723	$52,809	8,306,818	$35,228	12,804,176	$65,222	17,664,015	$2	$10,131	$(982)	$(211,146)	$(48,736)
Exercise of stock options	—	—	—	—	—	—	799,901	—	1,065	—	—	1,065
Stock compensation expense	—	—	—	—	—	—		—	6,600	—	—	6,600
Issuance of shares to FP Credit Partners, L.P.	—	—	—	—	—	—	2,468,492	1	22,868	—	—	22,869
Exercise of Series C preferred warrants	—	—	—	—	146,919	891		—	—	—	—	891
Conversion of warrants to CS							672,355	—	308			308
Conversion of PS Series A to CS	(21,615,723)	(52,809)					21,615,723	2	52,807			—
Conversion of PS Series B to CS			(8,306,818)	(35,228)			8,306,818	1	35,227			—
Conversion of PS Series C to CS					(12,951,095)	(66,113)	12,951,095	1	66,112			—
Conversion of convertible notes to CS							37,034,620	4	70,929			70,933
Issuance of common stock upon the reverse recapitalization, net of issuance costs							44,288,129	4	206,220			206,224
Contingent earnout liability recognized upon the closing of the reverse recapitalization									(58,274)			(58,274)
Net loss	—	—	—	—	—	—	—	—	—	—	(102,668)	(102,668)
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	791	—	791
Balance, September 30, 2021	—	$—	—	$—	—	$—	145,801,148	$15	$413,993	$(191)	$(313,814)	$100,003

(1)
The shares of the Company’s common and convertible preferred stock prior to the Merger (as defined in Note 1) have been retroactively restated to reflect the exchange ratio of approximately 1.7058 established in the Merger.

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Spire Global, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities
Net loss	$(71,868)	$(102,668)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	14,056	5,615
Stock-based compensation	8,323	6,600
Amortization of operating lease assets	1,657	—
Accretion on carrying value of convertible notes	—	2,103
Amortization of debt issuance costs	3,233	2,617
Change in fair value of warrant liability	(11,014)	23,529
Change in fair value of contingent earnout liability	(9,597)	22,142
Deferred income tax liabilities	—	(47)
Loss on extinguishment of debt	22,271	2,277
Other, net	79	91
Changes in operating assets and liabilities:
Accounts receivable, net	(7,078)	(2,905)
Contract assets	(1,445)	(250)
Other current assets	1,316	(7,381)
Other long-term assets	1,352	213
Accounts payable	(816)	1,118
Accrued wages and benefits	(185)	302
Contract liabilities	6,423	2,416
Other accrued expenses	1,636	1,536
Operating lease liabilities	(1,006)	—
Other long-term liabilities	(45)	2,684
Net cash used in operating activities	(42,708)	(40,008)
Cash flows from investing activities
Purchases of short-term investments	(29,796)	—
Maturities of short-term investments	7,400	—
Purchase of property and equipment	(15,946)	(9,309)
Investment in intangible assets	—	(140)
Net cash used in investing activities	(38,342)	(9,449)
Cash flows from financing activities
Proceeds from reverse recapitalization and PIPE financing	—	264,823
Payments of transaction costs related to reverse recapitalization	—	(30,600)
Proceeds from long-term debt	100,360	70,000
Payments on long-term debt	(71,512)	—
Proceeds from issuance of convertible notes payable	—	20,000
Payments on redemption of long-term debt	—	(29,628)
Payments of debt issuance costs	(4,611)	(4,293)
Proceeds from exercise of stock options	797	1,065
Proceeds from employee stock purchase plan	335	—
Net cash provided by financing activities	25,369	291,367
Effect of foreign currency translation on cash, cash equivalent and restricted cash	5,826	1,071
Net (decrease) increase in cash, cash equivalents and restricted cash	(49,855)	242,981
Cash, cash equivalents and restricted cash
Beginning of year	109,645	15,986
End of period	$59,790	$258,967
Supplemental disclosure of cash flow information
Cash paid for interest	$5,974	$1,431
Cash paid for income taxes	$—	$233
Noncash Investing and financing activities
Conversion of Series A, B and C preferred stock into common stock upon the reverse recapitalization	$—	$154,150
Contingent earnout liability recognized upon the closing of the reverse recapitalization	$—	$58,274
Conversion of convertible notes to common stock upon the reverse recapitalization	$—	$70,933
Public and private warrants acquired as part of the Merger	$—	$26,707
Issuance of shares to FP Credit Partners, L.P. ("FP") (Note 6)	$—	$22,868
Capitalized merger costs not yet paid	$—	$2,146
Exercise of Series C preferred stock warrants	$—	$891
Property and equipment purchased but not yet paid	$978	$1,924
Issuance of stock warrants with long-term debt (Note 6)	$3,579	$308

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

The Company is comprised of Spire Global, Inc. (United States or U.S.) and its wholly owned subsidiaries Spire Global UK Limited (United Kingdom or U.K.), Spire Global Luxembourg S.a.r.l. (Luxembourg), Spire Global Singapore Pte. Ltd. (Singapore), Spire Global Australia Pty. Ltd. (Australia), and Spire Global Canada Acquisition Corp. (Canada). Spire Global Canada Acquisition Corp. is the sole owner of exactEarth Ltd. (Canada) ("exactEarth"), which in turn is the sole owner of exactEarth Europe Ltd. (England and Wales). The Company currently operates offices in eight locations: San Francisco (U.S.), Boulder (U.S.), Washington D.C. (U.S.), Glasgow (U.K.), Oxfordshire (U.K.), Luxembourg, Cambridge (U.K.), Ontario (Canada), and Singapore.

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

In November 2021, the Company acquired exactEarth, a leading provider of global maritime vessel data for ship tracking and maritime situational awareness solutions in Canada, for a combination of cash and Spire stock (the "Acquisition"). The Acquisition was accounted for as a business combination.

On September 14, 2022, the Company entered into an Equity Distribution Agreement (the “Equity Distribution Agreement”) with Canaccord Genuity LLC, as sales agent (the “Agent” or “Canaccord”). In accordance with the terms of the Equity Distribution Agreement, the Company may offer and sell its Class A common stock, $0.0001 par value per share (the “Class A common stock”), having an aggregate offering price of up to $85,000 from time to time through the Agent pursuant to a registration statement on Form S-3, which became effective on September 26, 2022. There had been no sales under the Equity Distribution Agreement as of September 30, 2022.

2.
Summary of Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements and accompanying notes are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and regulations of the U.S. Securities and Exchange Commission (the "SEC") for interim financial reporting. The condensed consolidated financial statements for the three and nine months ended September 30, 2022 include the accounts of Spire Global, Inc. (i.e., former NavSight) and its wholly-owned subsidiary, Legacy Spire, following the Merger. The Merger is accounted for as a reverse recapitalization under GAAP. Under this method of accounting, NavSight is treated as the “acquired” company for financial reporting purposes. Accordingly, for accounting purposes, the financial statements of Spire represent a continuation of the financial statements of Legacy Spire with the Merger being treated as the equivalent of Legacy Spire issuing stock for the net assets of NavSight, accompanied by a recapitalization. For periods prior to the Merger, the reported share and per share amounts have been retroactively converted by applying an exchange ratio of approximately 1.7058 from the Merger (the "Exchange Ratio") with the exception of authorized shares. Issued and outstanding shares and warrants as disclosed herein have been adjusted reflecting the Exchange Ratio. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to rules and regulations applicable to interim financial reporting. Accordingly, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included within the Company's Annual Report on Form 10-K for the year ended December 31, 2021.

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

Results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2022.

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

The Company has a history of operating losses and negative cash flows from operations since inception. During the nine months ended September 30, 2022, net loss was $71,868 and cash used in operations was $42,708. In August 2021, the Company received net proceeds of approximately $236,632 from private investment in public equity (“PIPE”) investors and the Merger. The Company held cash and cash equivalents of $59,443, excluding restricted cash of $347, and investment in marketable securities of $22,398 as of September 30, 2022. The Company believes that it will have sufficient working capital to operate for a period of at least one year from the issuance of the September 30, 2022 condensed consolidated financial statements based on the Company's current cash and cash equivalents balance, which includes the borrowings under the Blue Torch Credit Agreement (as defined Note 6) and the funds raised associated with the closing of the Merger.

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

COVID-19 Impact

During the nine months ended September 30, 2022, the Company continued to experience adverse changes in customer buying behavior that began in March 2020 as a result of the impact of the COVID-19 pandemic, including decreased customer engagement, delayed sales cycles, and deterioration in near-term demand. Despite these headwinds, the Company experienced an increase in Legacy Spire's revenue for the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021. As a result of the impact of the COVID-19 pandemic, the Company has experienced delays and re-work due to third-party satellite launch providers schedule shifts, delays and increased expenses in the Company's hiring process, some attrition from adjusting company policies due to the COVID-19 pandemic and additional time and expenses supporting customer contracts.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities at the dates of the condensed consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Management’s significant estimates include assumptions in revenue recognition, allowance for credit losses, valuation of certain assets and liabilities acquired from the Acquisition, realizability of deferred income tax assets, and fair value of equity awards, contingent earnout liabilities and warrant liabilities. Actual results could differ from those estimates. Management assessed the impact of COVID-19 on the estimates and assumptions and determined there was no material impact in the reporting periods.

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

The Company invests in highly rated securities, with the primary objective of minimizing the potential risk of principal loss. The Company’s investment policy generally requires securities to be investment grade and limits the amount of credit exposure to any one issuer. The Company’s investments in marketable debt securities have been classified and accounted for as available-for-sale. The Company classifies its marketable debt securities as either short-term or long-term based on each instrument’s underlying contractual maturity date. Unrealized gains and losses on marketable debt securities classified as available-for-sale are recognized in Accumulated other comprehensive (loss) income. Interest on securities classified as available-for-sale is included in Interest income on the condensed consolidated statements of operations.

Spire Global, Inc.

Notes to Condensed Consolidated Financial Statements

(In thousands, except shares and per share data, unless otherwise noted)

(Unaudited)

The following table shows components of cash, cash equivalents and restricted cash reported on the condensed consolidated balance sheets as of the dates indicated:

	September 30,	December 31,
	2022	2021
Cash and cash equivalents	$59,443	$109,256
Restricted cash included in Other long-term assets	347	389
	$59,790	$109,645

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

The Company has a concentration of contractual revenue arrangements with various government agencies. Entities under common control are reported as a single customer. As of September 30, 2022, the Company had one customer that accounted for 16% of the Company’s total accounts receivable and as of December 31, 2021, the Company had two customers that accounted for 29% and 12% of the Company’s total accounts receivable. The Company had the following customers whose revenue balances individually represented 10% or more of the Company’s total revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Customer A	10%	18%	11%	27%
Customer B	17%	17%	18%	19%
Customer C	*	*	*	11%

* Revenue from this customer was less than 10% of total revenue during this period.

Related Parties

In November 2021, in conjunction with the Acquisition, Myriota Pty Ltd ("Myriota"), a Spire customer, became a related party, as exactEarth has 14% ownership of Myriota. As of September 30, 2022, $3,550 of investment in Myriota is included in Other long-term assets, including restricted cash on the condensed consolidated balance sheets. The Company accounts for this investment using the equity method of accounting. The Company's share of earnings or losses on the investment is recorded on a month lag, due to the timing of receiving financial statements from Myriota, as a component of other (expense) income, net in the condensed consolidated statements of operations. The Company generated $788 and $1,835 in revenue for the three and nine months ended September 30, 2022, respectively, and had $170 of accounts receivable as of September 30, 2022 from Myriota.

The Company had borrowed gross proceeds of $1,232 of convertible notes payable in February 2021 from certain stockholders. Interest expense recognized on related party convertible notes payable was $88 and $413 for the three and nine months ended September 30, 2021, respectively. No interest expense was recognized for the three and nine months ended September 30, 2022. Immediately prior to the effective time of the Merger, the convertible notes were automatically converted into shares of common stock of Legacy Spire (“Legacy Spire Common Stock”).

Accounting Pronouncements Recently Adopted

In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-02, Leases ("ASC 842"), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). Since this standard was originally issued, there have been improvements and clarifications released by the FASB. Under the new guidance, at the commencement date, lessees are required to recognize a lease liability with a corresponding right-of-use ("ROU") asset.

On January 1, 2022, the Company adopted ASC 842 using the modified retrospective approach with the effective date as of the date of initial application. Consequently, results for the three and nine months ended September 30, 2022 are presented under Accounting Standards

Spire Global, Inc.

Notes to Condensed Consolidated Financial Statements

(In thousands, except shares and per share data, unless otherwise noted)

(Unaudited)

Codification ("ASC") 842. Prior period amounts were not adjusted and continue to be reported in accordance with previous lease guidance under ASC Topic 840, Leases.

The Company elected the following practical expedients as permitted per the guidance:

•
The "package of practical expedients" which permits the Company not to reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs. The Company has elected this package of practical expedients in its entirety.
•
The short-term lease recognition exemption for all leases that qualify. This means, for those leases that qualify, the Company will not recognize ROU assets or lease liabilities for existing short-term leases of assets in transition.
•
The practical expedient to not separate lease and non-lease components for all of the Company's leases.

Adoption of ASC 842 resulted in the recording of $11,775 as ROU assets and $12,611 as lease liabilities, as of January 1, 2022. The difference between the ROU assets and lease liabilities is driven primarily by lease incentives and deferred rent balances that were reclassified from liabilities, presented in other accrued expenses for the current portion and other long-term liabilities for the long-term portion, to the ROU asset balance, presented in operating lease assets. The standard did not materially impact retained earnings, consolidated net loss, and the statements of cash flows.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, by removing certain exceptions to the general principles which is intended to improve consistent application. A franchise tax that is partially based on income will be recognized as an income-based tax and any incremental amount will be recognized as non-income-based tax. This standard was effective for fiscal years beginning after December 15, 2021 (January 1, 2022 for the Company), with early adoption permitted. The adoption of ASU 2019-12 as of January 1, 2022 did not materially impact the Company's condensed consolidated financial statements.

Accounting Pronouncements Not Yet Adopted

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805), Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, to improve the accounting for acquired revenue contracts with customers in a business combination by addressing diversity in practice and inconsistency related to recognition of an acquired contract liability and payment terms and their effect on subsequent revenue recognized by the acquirer. The guidance is effective for annual reporting periods beginning after December 15, 2022, including interim periods within that reporting period and should be applied prospectively to business combinations occurring on or after the effective date of the amendments. The Company did not early adopt for the Acquisition.

In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832), guidance on modifying the disclosure requirements to increase the transparency of government assistance including disclosure of the types of assistance, an entity's accounting for the assistance and the effect of the assistance on an entity's financial statements. The amendments in this update are effective for financial statements issued for annual periods beginning after December 15, 2021 and should be applied either prospectively or retrospectively. The Company is currently evaluating the impact of adopting ASU 2021-10 within its Annual Report on Form 10-K for the fiscal year 2022 and does not expect this ASU to have a material impact on its consolidated financial statements.

In September 2022, the FASB issued ASU 2022-04, Liabilities - Supplier Finance Programs (Subtopic 405-50), guidance on modifying the disclosure requirements to enhance the transparency of supplier finance programs including disclosure of the key terms of the program, the amount outstanding that remains unpaid by the buyer as of the end of the annual period, a description of where those obligations are presented in the balance sheet, and a roll forward of those obligations during the annual period. The amendments in this update are effective for financial statements issued for annual periods beginning after December 15, 2022. The Company does not expect this ASU to have a material impact on its consolidated financial statements.

Spire Global, Inc.

Notes to Condensed Consolidated Financial Statements

(In thousands, except shares and per share data, unless otherwise noted)

(Unaudited)

3.
Revenue, Contract Assets, Contract Liabilities and Remaining Performance Obligations

Disaggregation of Revenue

Revenue from subscription-based contracts was $15,043 and $40,100, or 74% and 69% of total revenue, for the three and nine months ended September 30, 2022, respectively, and was $4,926 and $13,000, or 51% and 46% of total revenue, for the three and nine months ended September 30, 2021, respectively. Revenue from non-subscription-based contracts was $5,375 and $17,783, representing 26% and 31% of total revenue, for the three and nine months ended September 30, 2022, respectively, and was $4,640 and $15,395, representing 49% and 54% of total revenue, for the three and nine months ended September 30, 2021, respectively.

The following revenue disaggregated by geography was recognized:

	Three Months Ended September 30, 2022		Nine Months Ended September 30, 2022
EMEA	$8,178	40%	$23,413	40%
Americas (1)	9,392	46%	25,675	45%
Asia Pacific	2,848	14%	8,795	15%
Total	$20,418	100%	$57,883	100%

	Three Months Ended September 30, 2021		Nine Months Ended September 30, 2021
EMEA(2)	$3,514	37%	$13,426	47%
Americas (1)	4,805	50%	10,561	37%
Asia Pacific (3)	1,242	13%	4,403	16%
Total	$9,561	100%	$28,390	100%

(1)
U.S. represented 33% and 34% for the three and nine months ended September 30, 2022, respectively, and 50% and 37% for the three and nine months ended September 30, 2021, respectively. Canada represented 13% and 11% for the three and nine months ended September 30, 2022, respectively.
(2)
The Netherlands represented 18% and 26% for the three and nine months ended September 30, 2021, respectively.
(3)
Australia represented 11% for the nine months ended September 30, 2021.

Contract Assets

As of September 30, 2022, and December 31, 2021, contract assets were $3,360 and $2,084, respectively, on the condensed consolidated balance sheets. In November 2021, the Company acquired contract assets of $1,237 from the Acquisition.

Changes in contract assets for the nine months ended September 30, 2022 and 2021 were as follows:

	Nine Months Ended September 30,
	2022	2021
Balance as of December 31	$2,084	$853
Contract assets recorded during the period	3,480	900
Reclassified to Accounts receivable	(2,080)	(652)
Other	(124)	(12)
Balance as of September 30	$3,360	$1,089

Contract Liabilities

As of September 30, 2022, contract liabilities were $14,776, of which $14,244 is reported in contract liabilities, current portion, and $532 is reported in other long-term liabilities on the Company’s condensed consolidated balance sheets. As of December 31, 2021, contract liabilities were $9,255, of which $8,627 is reported in contract liabilities, current portion, and $628 is reported in other long-term liabilities on the Company’s condensed consolidated balance sheets. In November 2021, the Company assumed contract liabilities of $1,234 from the Acquisition.

Changes in contract liabilities for the nine months ended September 30, 2022 and 2021 were as follows:

	Nine Months Ended September 30,
	2022	2021
Balance as of December 31	$9,255	$8,110
Contract liabilities recorded during the period	14,486	9,037
Revenue recognized during the period	(8,220)	(6,624)
Other	(745)	(192)
Balance as of September 30	$14,776	$10,331

Spire Global, Inc.

Notes to Condensed Consolidated Financial Statements

(In thousands, except shares and per share data, unless otherwise noted)

(Unaudited)

Remaining Performance Obligations

The Company has performance obligations associated with commitments in customer contracts for future services that have not yet been recognized as revenue. These commitments for future services exclude (i) contracts with an original term of one year or less, and (ii) cancellable contracts. As of September 30, 2022, the amount not yet recognized as revenue from these commitments is $148,166. The Company expects to recognize 37% of these future commitments over the next 12 months and the remaining 63% thereafter as revenue when the performance obligations are met.

4.
Balance Sheet Components

Other current assets consisted of the following:

	September 30,	December 31,
	2022	2021
Technology and other prepaid contracts	$2,762	$744
Prepaid insurance	3,484	4,430
Deferred contract costs	463	885
Other receivables	963	1,396
Other current assets	520	2,616
	$8,192	$10,071

Property and equipment, net consisted of the following:

	September 30,	December 31,
	2022	2021
Satellites in-service	$50,218	$51,368
Internally developed software	2,091	2,160
Ground stations in-service	3,191	2,200
Leasehold improvements	4,314	1,754
Machinery and equipment	2,871	2,761
Computer equipment	2,529	2,168
Computer software and website development	472	472
Furniture and fixtures	1,186	1,167
	66,872	64,050
Less: Accumulated depreciation and amortization	(31,059)	(30,120)
	35,813	33,930
Satellite, launch and ground station work in progress	15,913	11,478
Finished satellites not in-service	982	3,296
Property and equipment, net	$52,708	$48,704

Other accrued expenses consisted of the following:

	September 30,	December 31,
	2022	2021
Professional services	$1,568	$1,164
Operating lease liabilities, current	1,821	-
Third-party operating costs	1,802	900
Corporate and sales tax	646	195
Accrued interest	638	276
Software	630	1,036
Other	776	1,252
	$7,881	$4,823

Depreciation and amortization expense related to property and equipment for the three and nine months ended September 30, 2022 was $2,994 and $8,857, respectively. Depreciation and amortization expense related to property and equipment for the three and nine months ended September 30, 2021 was $2,075 and $5,615, respectively, including amortization of internal-use software of $0 and $34, respectively.

Spire Global, Inc.

Notes to Condensed Consolidated Financial Statements

(In thousands, except shares and per share data, unless otherwise noted)

(Unaudited)

5.
Goodwill and Intangible Assets

The following table summarizes changes in goodwill balance:

Balance at December 31, 2021	$53,627
Impact of foreign currency translation	(4,090)
Balance at September 30, 2022	$49,537

Intangible assets consisted of the following:

	September 30,	December 31,
	2022	2021
Customer relationships	$22,629	$24,559
Developed technology	12,881	13,957
Trade names	2,183	2,366
Backlog	3,008	3,268
Patents	413	491
FCC licenses	480	480
	41,594	45,121
Less: Accumulated amortization	(5,820)	(968)
	$35,774	$44,153

As of September 30, 2022, the weighted-average amortization period for customer relationships and developed technology was 11.2 years, trade names was 4.2 years, backlog was 0.2 years and patents and FCC licenses was 7.5 years. Amortization expense related to intangible assets for the three and nine months ended September 30, 2022 was $1,721 and $5,199, respectively, and for the three and nine months ended September 30, 2021 was $21 and $68, respectively.

No impairment charges were recognized for the three and nine months ended September 30, 2022 and 2021. The patents asset balance as of September 30, 2022 and December 31, 2021 includes $57 and $196, respectively, of capitalized patent costs, that will begin amortization upon the issuance of an official patent right to the Company.

As of September 30, 2022, the expected future amortization expense of intangible assets is as follows:

Years ending December 31,
Remainder of 2022	$1,369
2023	3,439
2024	3,435
2025	3,435
2026	3,398
2027 and thereafter	20,641
35,717
Capitalized patent costs, unissued	57
$35,774

6.
Long-Term Debt

Long-term debt consisted of the following:

	September 30,	December 31,
	2022	2021
Blue Torch term loan	$100,398	$—
FP term loan	—	71,512
Other	4,207	4,464
Total long-term debt	104,605	75,976
Less: Debt issuance costs	(7,535)	(24,852)
Non-current portion of long-term debt	$97,070	$51,124

Spire Global, Inc.

Notes to Condensed Consolidated Financial Statements

(In thousands, except shares and per share data, unless otherwise noted)

(Unaudited)

The Company recorded interest expense from long-term debt of $3,806 and $6,479 and amortization of deferred issuance costs of $545 and $3,218 for the three and nine months ended September 30, 2022, respectively, and interest expense from long-term debt of $2,924 and $4,017 for the three and nine months ended September 30, 2021, respectively.

Blue Torch Credit Agreement

On June 13, 2022, the Company, as borrower, and Spire Global Subsidiary, Inc. and Austin Satellite Design, LLC, as guarantors, entered into a Financing Agreement (the “Blue Torch Financing Agreement”) with Blue Torch Finance LLC, a Delaware limited liability company (“Blue Torch”), as administrative agent and collateral agent, and certain lenders (the “Lenders”). The Blue Torch Financing Agreement provides for, among other things, a term loan facility in an aggregate principal amount of up to $120,000 (the “Blue Torch Credit Facility”). A portion of the proceeds of the term loan was used to repay the Company’s then-existing $70,000 credit facility with FP Credit Partners, L.P., and the remainder of the proceeds of the term loan may be used for general corporate purposes.

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

The $120,000 term loan was available and drawn at closing, of which $19,700 was placed in an escrow account by Blue Torch with such amount to be released upon the Company achieving certain metrics related to annualized recurring revenue and a total annualized recurring revenue leverage ratio of not greater than 1.25 to 1.00. The term loan accrues interest at a floating rate, to be based, at the Company's election, on either a reference rate or a 3-month Term Secured Overnight Financing Rate ("SOFR") (subject to a 1.0% floor), plus an interest rate margin of 7.0% for reference rate borrowings and 8.0% for 3-month Term SOFR borrowings, plus an incremental Term SOFR margin of 0.26161%. The Company elected the Term SOFR rate which was 11.42% as of September 30, 2022. Principal on the term loan is only payable at maturity and interest on the term loan is due and payable monthly for reference rate borrowings and quarterly for Term SOFR borrowings. The Company is also required to pay other customary fees and costs in connection with the Blue Torch Credit Facility, including a commitment fee in an amount equal to $2,400 on the closing date, a $250 agency fee annually and an exit fee in an amount equal to $1,800 upon termination of the Blue Torch Financing Agreement.

The Company’s obligations under the Blue Torch Financing Agreement are or will be guaranteed by certain of its domestic and foreign subsidiaries meeting materiality thresholds set forth in the Blue Torch Financing Agreement. Such obligations, including the guarantees, are secured by substantially all of the personal property of the Company and the Company's subsidiary guarantors, including pursuant to a Security Agreement entered into on June 13, 2022 among the Company, Spire Global Subsidiary, Inc., Austin Satellite Design, LLC and Blue Torch. As of the closing date, such subsidiary guarantors were Spire Global Subsidiary, Inc., Austin Satellite Design, LLC, Spire Global Canada Subsidiary Corp. and exactEarth Ltd.

The Blue Torch Financing Agreement contains customary affirmative covenants and customary negative covenants limiting the Company's ability and the ability of its subsidiaries to, among other things, dispose of assets, undergo a change in control, merge or consolidate, make acquisitions, incur debt, incur liens, pay dividends, repurchase stock and make investments, in each case subject to certain exceptions. The Company must also comply with a maximum debt to annualized recurring revenue leverage ratio financial covenant tested monthly during the first two years of the Blue Torch Financing Agreement, a maximum debt to EBITDA leverage ratio financial covenant tested monthly during the third and fourth years of the Blue Torch Financing Agreement and a minimum liquidity financial covenant tested at all times.

The Blue Torch Financing Agreement also contains customary events of default that include, among other things, certain payment defaults, cross defaults to other indebtedness, inaccuracy of representations and warranties, covenant defaults, change of control defaults, judgment defaults, and bankruptcy and insolvency defaults. If an event of default exists, Blue Torch as agent on behalf of the Lenders may require immediate payment of all obligations under the Blue Torch Financing Agreement and may exercise certain other rights and remedies provided for under the Blue Torch Financing Agreement, the other loan documents and applicable law. Under certain circumstances, a default interest rate will apply on all obligations during the existence of an event of default under the Blue Torch Financing Agreement at a per annum rate equal to 2.00% above the applicable interest rate.

On June 13, 2022, in connection with the Blue Torch Financing Agreement, the Company granted warrants to affiliates of the Lenders to purchase fully paid and non-assessable shares of Class A common stock (the “Blue Torch Warrants”), which are exercisable for an aggregate of 3,496,205 shares of the Company’s Class A common stock with a per share exercise price of $2.01.

Spire Global, Inc.

Notes to Condensed Consolidated Financial Statements

(In thousands, except shares and per share data, unless otherwise noted)

(Unaudited)

In addition, on June 13, 2022, in connection with the closing of the financing, the Company paid Urgent Capital LLC, a Delaware limited liability company, a fee for introducing the Company to the Lenders, for the purpose of loan financing, in the amount equal to $600 in cash and a warrant to purchase fully paid and non-assessable shares of Class A common stock (the “GPO Warrant” and, collectively with the Blue Torch Warrants, the “Credit Agreement Warrants”), which is exercisable for an aggregate of 198,675 shares of the Company's Class A common stock with a per share exercise price of $2.01.

The Company evaluated the Credit Agreement Warrants and concluded that they do not meet the criteria to be classified within stockholders’ equity. The agreements governing the Credit Agreement Warrants include a provision that could result in a different settlement value for the Credit Agreement Warrants depending on their holder. The exercise price is $2.01 per share subject to standard stock split, dividend, and routine anti-dilution adjustment provisions. Because the holder of an instrument is not an input into the pricing of a fixed-for-fixed option on the Company’s Class A common stock, the warrants are not considered to be indexed to the Company’s Class A common stock.

As the Credit Agreement Warrants meet the definition of a derivative, the Company recorded these warrants as liabilities on the condensed consolidated balance sheets at fair value (Note 8) based on the Black-Scholes model as of June 13, 2022 with inputs that include the Company’s Class A common stock price in an actively traded market, making this fair value classified as a Level 2 financial instrument. The other significant assumptions used in the model are the exercise price, expected term, volatility, interest rate, and dividend yield. Subsequent changes in their respective fair values are recognized in the condensed consolidated statements of operations at each reporting date. Changes in the fair value of the warrant liabilities will continue to be recognized until the warrants are exercised, expire, or qualify for equity classification.

The Company incurred $4,342 of debt issuance costs, inclusive of fees paid to the Lenders, and issued common stock warrants with an estimated fair value of $3,579 at the date of issuance, the total of which has been presented as a deduction from the carrying amounts of the Blue Torch loan facility on the condensed consolidated balance sheets and are being amortized to interest expense over the term of the Blue Torch loan facility.

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

FP Term Loan Facility

On April 15, 2021, the Company entered into a credit agreement with FP Credit Partners, L.P., as agent for several lenders, for a $70,000 term loan facility (as amended on May 17, 2021, the “FP Term Loan”). The FP Term Loan included covenants that limited the Company’s ability to, among other things, make investments, dispose of assets, consummate mergers and acquisitions, incur additional indebtedness, grant liens, enter into transactions with affiliates, or pay dividends or other distributions without preapproval by the FP Lenders. The Company was required to maintain minimum unrestricted cash of at least $15,000 as of each fiscal quarter end, except for the quarter immediately following the first quarter where the Company reports positive earnings before interest, taxes, depreciation, and amortization (EBITDA), until the closing of a qualifying initial public offering (IPO), which included the Merger.

On June 13, 2022, the Company repaid in full all obligations and all amounts borrowed, and all obligations have terminated, under the FP Term Loan, which was replaced by the Blue Torch Financing Agreement. The outstanding principal and interest under the FP Term Loan in an aggregate amount equal to approximately $72,835 was repaid with proceeds of the term loan under the Blue Torch Credit Facility. The Company recognized $22,510 as a loss on extinguishment of debt on the condensed consolidated statement of operations during the nine months ended September 30, 2022, upon extinguishing the FP Term Loan facility. The Company incurred no early termination penalties in connection with the termination of the FP Term Loan.

During the nine months ended September 30, 2021, the Company recognized $4,954 as a loss on extinguishment of debt on the condensed consolidated statements of operations, resulting from cash settlement of then-existing loan facilities from European Investment Bank and Eastward Fund Management, LLC using the proceeds received from the FP Term Loan facility. The loss on extinguishment of debt was offset by a $1,699 gain from extinguishment of debt resulting from the U.S. government’s forgiveness of the Company’s loan under the Paycheck Protection Program established as part of the Coronavirus Aid, Relief, and Economic Security Act.

Spire Global, Inc.

Notes to Condensed Consolidated Financial Statements

(In thousands, except shares and per share data, unless otherwise noted)

(Unaudited)

Government Loan

In November 2021, the Company completed the Acquisition and assumed an interest free loan agreement with the Strategic Innovation Fund ("SIF") which was recorded at an amount equal to the proceeds received. As of September 30, 2022 and December 31, 2021, $4,207 and $4,500, respectively, were included in long-term debt, non-current on the condensed consolidated balance sheets related to the SIF loan agreement. Under this agreement and subsequent amendment, the Company is eligible to receive funding for certain expenditures incurred from February 13, 2018 to May 12, 2023 up to a maximum of $5,701. Any amount outstanding under this loan is repayable in 15 annual payments beginning February 28, 2026.

7.
Leases

The Company adopted ASC 842 on January 1, 2022 and included below is the Company's accounting policy for lessee accounting.

The Company leases office facilities, ground station facilities, and office equipment. At the inception of a contract, the Company determines whether the contract is or contains a lease. Leases are classified as operating or finance leases at the commencement date of the lease. Operating leases with a term greater than one year are recognized on the condensed consolidated balance sheet as ROU assets and lease liabilities, which are reported as separate line items. Lease liabilities are classified between current and long-term liabilities based on the portion of the total payments that are due in the next 12 months that are attributed to principal payments. The Company does not currently have any leases that are classified as finance leases. The Company has elected the short-term leases practical expedient which allows any leases with a term of 12 months or less to be considered short-term and thus will not have an ROU asset or lease liability recognized on the balance sheet in respect of such leases.

ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at the lease commencement date. As these leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. The incremental borrowing rate is the rate incurred to borrow on a collateralized basis over a similar term and amount equal to the lease payments in a similar economic environment. Operating lease ROU assets also include any lease payments made in advance of lease expense and excludes lease incentives and initial direct costs incurred. Lease terms may include options to extend or terminate the leases, which the Company does not include in its minimum lease terms unless the options are reasonably certain to be exercised. The majority of office facilities leases have an initial non-cancelable term of one to ten years with several renewal options that can extend the lease term from three to ten years. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. ROU assets are subject to evaluation for impairment of disposal on a basis consistent with other long-lived assets. The amortization period for a ROU asset is from the lease commencement date to the earlier of the end of the lease term or the end of the useful life of the asset.

The Company has lease agreements with lease and non-lease components which the Company has elected to account for as a single lease component. The Company's lease agreements do not contain any material residual value guarantees.

Lease expenses for the three and nine months ended September 30, 2022 were $849 and $2,568, respectively. Aggregate variable lease expenses and short-term lease expenses were $339 and $419 for the three and nine months ended September 30, 2022, respectively.

The following table provides the required information regarding the Company's leases for which the Company is the lessee:

	As of September 30, 2022	As of January 1, 2022
Assets
ROU assets	$9,204	$11,775
Total ROU assets	$9,204	$11,775
Liabilities
Current	$1,821	$2,086
Non-current	8,693	10,525
Total lease liabilities	$10,514	$12,611
Weighted-average remaining lease term (years)	6.0	6.3
Weighted-average discount rate	9%	9%

Spire Global, Inc.

Notes to Condensed Consolidated Financial Statements

(In thousands, except shares and per share data, unless otherwise noted)

(Unaudited)

The majority of the Company's ROU assets and lease liabilities, approximately 80%, relate to office facilities leases, with the remaining amounts representing primarily ground station leases.

As of September 30, 2022, the maturity of operating leases are as follows:

Years ending December 31,
Remainder of 2022	$733
2023	2,515
2024	2,242
2025	2,201
2026	2,196
2027 and thereafter	3,742
Total lease payments	13,629
Less: Interest on lease payments	(3,115)
Present value of lease liabilities	$10,514

Operating cash flows paid included in the measurement of operating lease liabilities for the nine months ended September 30, 2022 was $1,006 and was included in net cash used in operating activities in the condensed consolidated statements of cash flows. Amortization of ROU assets was $1,657 for the nine months ended September 30, 2022.

Information as of December 31, 2021 under historical lease accounting guidance:

Although the Company has adopted ASC 842 using the modified retrospective approach, prior periods presented in the Company's condensed consolidated financial statements continue to be in accordance with the former lease standard, ASC 840 Leases. These disclosures include:

Under the previous lease standard, the Company leases office facilities and sites for its ground stations under noncancelable operating leases. As of December 31, 2021, these leases expire at various dates through 2029. Rent expense, including ground station leases, for the three and nine months ended September 30, 2021 was $876 and $2,355, respectively.

Future minimum lease payments under noncancelable operating leases that have initial or remaining noncancelable lease terms greater than one year as of December 31, 2021 are as follows:

Years ending December 31,
2022	$2,600
2023	2,389
2024	2,307
2025	2,284
2026	2,275
2027 and thereafter	4,393
$16,248

8.
Fair Value Measurement

The Company follows the guidance in ASC 820, “Fair Value Measurement” for its liabilities that are re-measured and reported at fair value at the end of each reporting period.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables present the Company’s fair value hierarchy for its financial instruments that are measured at fair value on a recurring basis.

	September 30, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents:
Money market funds	$5,090	$—	$—	$5,090
Commercial paper	—	2,597	—	2,597
	$5,090	$2,597	$—	$7,687
Marketable securities:
U.S. treasury bills and bonds	$3,675	$—	$—	$3,675
Corporate securities	—	6,432	—	6,432
Commercial paper	—	2,581	—	2,581
U.S. government and agency securities	—	9,710	—	9,710
	$3,675	$18,723	$—	$22,398
Long-term liabilities:
Public Warrants	$1,380	$—	$—	$1,380
Private Warrants	—	261	—	261
Credit Agreement Warrants	—	2,405	—	2,405
Contingent earnout liability	—	—	429	429
	$1,380	$2,666	$429	$4,475

	December 31, 2021 (1)
	Level 1	Level 2	Level 3	Total
Long-term liabilities:
Public Warrants	$5,060	$—	$—	$5,060
Private Warrants	—	6,422	—	6,422
Contingent earnout liability	—	—	10,026	10,026
	$5,060	$6,422	$10,026	$21,508

(1) There were no cash equivalents or marketable securities as of December 31, 2021.

Spire Global, Inc.

Notes to Condensed Consolidated Financial Statements

(In thousands, except shares and per share data, unless otherwise noted)

(Unaudited)

Financial Assets

The Company values its Level 1 assets, consisting of money market funds and U.S. treasury bills and bonds, using quoted prices in active markets for identical instruments.

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

Public Warrants

The Company assumed 11,499,992 publicly-traded warrants (“Public Warrants”) upon the Merger, all of which were issued in connection with NavSight’s initial public offering and entitled the holder to purchase one share of the Company’s Class A common stock at an exercise price of $11.50 per share. The Public Warrants are publicly traded and are exercisable for cash unless certain conditions occur, such as the failure to have an effective registration statement related to the shares issuable upon exercise or redemption by the Company under certain conditions, at which time the warrants may be cashless exercised.

The fair value of the Public Warrants is based on the quoted market price and is classified as a Level 1 financial instrument.

Private Warrants

The Company assumed 6,600,000 private placement warrants issued by NavSight (“Private Warrants”) upon the Merger, all of which were issued in connection with NavSight’s initial public offering and entitled the holder to purchase one share of the Company’s Class A common stock at an exercise price of $11.50 per share. The Private Warrants are non-redeemable for cash so long as they are held by the initial purchasers or their permitted transferees. If the Private Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Warrants are redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

The fair value of the Private Warrants is estimated using the Black-Scholes model with inputs that include the Company’s stock price in an actively traded market, making this fair value classified as a Level 2 financial instrument. The other significant assumptions used in the model are the exercise price, expected term, volatility, interest rate, and expected dividend yield.

The table below quantifies the significant inputs used for the Private Warrants:

	September 30,	December 31,
	2022	2021
Fair value of the Company’s Class A common stock	$1.08	$3.38
Exercise price	$11.50	$11.50
Risk-free interest rate	3.83%	1.26%
Expected volatility factor	60.0%	70.0%
Expected dividend yield	—%	—%
Remaining contractual term (in years)	3.9	4.6

Credit Agreement Warrants

In connection with the Blue Torch Financing Agreement, the Company issued the Blue Torch Warrants, which are exercisable for an aggregate of 3,496,205 shares of the Company’s Class A common stock with a per share exercise price of $2.01. Additionally, in connection with the closing of the financing, the Company issued the GPO Warrant, which is exercisable for an aggregate of 198,675 shares of the Company's Class A common stock with a per share exercise price of $2.01.

The fair value of the Credit Agreement Warrants is estimated using the Black-Scholes model with inputs that include the Company’s stock price in an actively traded market, making this fair value classified as a Level 2 financial instrument. The other significant assumptions used in the model are the exercise price, expected term, volatility, interest rate, and expected dividend yield.

The table below quantifies the significant inputs used for the Credit Agreement Warrants:

	September 30,	December 31,
	2022	2021
Fair value of the Company’s Class A common stock	$1.08	$—
Exercise price	$2.01	$—
Risk-free interest rate	3.83%	—%
Expected volatility factor	60.0%	—%
Expected dividend yield	—%	—%
Remaining contractual term (in years)	9.7	—

Spire Global, Inc.

Notes to Condensed Consolidated Financial Statements

(In thousands, except shares and per share data, unless otherwise noted)

(Unaudited)

Contingent Earnout Liability

In connection with the Merger, eligible Spire equity holders are entitled to receive additional shares of the Company's Class A common stock upon the achievement of certain earnout triggering events. The estimated fair value of the contingent earnout liability is determined using a Monte Carlo simulation using a distribution of potential outcomes on a monthly basis over the earnout period, which is a period up to five years post-closing of the Merger, prioritizing the most reliable information available, making this fair value classified as a Level 3 liability. The assumptions utilized in the calculation are based on the achievement of certain stock price milestones, including the current price of the Company’s Class A common stock, expected volatility, risk-free interest rate, expected term and expected dividend yield.

The table below quantifies the significant inputs used for the contingent earnout liability:

	September 30,	December 31,
	2022	2021
Fair value of the Company’s Class A common stock	$1.08	$3.38
Risk-free interest rate	4.12%	1.26%
Expected volatility factor	60.0%	70.0%
Expected dividend yield	—%	—%
Remaining contractual term (in years)	0.004	0.004

The following table presents a summary of the changes in the fair value of the Company’s Level 3 financial instruments that are measured at fair value on a recurring basis:

	Contingent Earnout Liability	Contingent Interest Embedded Derivative	Warrant Liability
Fair value as of December 31, 2020	$—	$—	$4,007
Issuance of warrants to Silicon Valley Bank	—	—	308
Conversion of Silicon Valley Bank warrants to Class A common stock	—	—	(308)
Exercise of series C preferred warrants	—	—	(891)
Contingent interest embedded derivative recognized relating to the FP Term Loan agreement	—	8,922	—
Contingent interest embedded derivative derecognized upon the execution of the FP Term Loan amendment	—	(8,922)	—
Contingent earnout liability recognized upon the closing of the reverse recapitalization	58,275	—	—
Change in fair value of contingent earnout liability	22,142	—	—
Change in fair value of warrant liabilities	—	—	19,466
Transferred to Level 2 upon the closing of the reverse recapitalization	—	—	(22,582)
Fair value as of September 30, 2021	$80,417	$—	$—

Fair value as of December 31, 2021	$10,026	$—	$—
Change in fair value of contingent earnout liability	(9,597)	—	—
Fair value as of September 30, 2022	$429	$—	$—

During the nine months ended September 30, 2021, the Company issued 32,412 warrants at a fair value of $308 to Silicon Valley Bank with an exercise price of $1.60. The warrants allowed the holder to acquire the Company’s Class A common stock. Silicon Valley Bank exercised the Series C warrants, which were converted into Class A common stock upon the Closing.

Spire Global, Inc.

Notes to Condensed Consolidated Financial Statements

(In thousands, except shares and per share data, unless otherwise noted)

(Unaudited)

Cash and Cash Equivalents and Marketable Securities

The following table summarizes the Company's cash, cash equivalents and available-for-sale securities by significant marketable securities category:

	September 30, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$51,756	$—	$—	$51,756
Cash equivalents:
Money market funds	5,090	—	—	5,090
Commercial paper	2,598	—	(1)	2,597
	$59,444	$—	$(1)	$59,443
Marketable Securities:
U.S. treasury bills and bonds	$3,684	$—	$(9)	$3,675
Corporate securities	6,481	—	(49)	6,432
Commercial paper	2,590	—	(9)	2,581
U.S. government and agency securities	9,729	—	(19)	9,710
	$22,484	$—	$(86)	$22,398

There were no cash equivalents or marketable securities as of December 31, 2021.

The following table represents amortized cost and estimated fair value of marketable securities, by contractual maturity:

	September 30, 2022
	Amortized Cost	Fair Value
Due in one year or less	$22,484	$22,398

In accordance with the Company's investment policy, investments are placed in investment grade securities with high credit quality issuers, and generally limit the amount of credit exposure to any one issuer. The Company evaluates securities for impairment at the end of each reporting period. The Company did not record any impairment charges related to its available-for-sale securities during the nine months ended September 30, 2022.
9.
Commitments and Contingencies

L3Harris Commitment

In conjunction with the Acquisition, the Company acquired the agreement (the "L3Harris Agreement") with L3Harris ("L3Harris") to receive satellite automatic identification system ("S-AIS") data from the L3Harris AppStar payloads on-board Iridium NEXT Constellation, Iridium's Real-Time Second-Generation satellite constellation with 58 AppStar payloads. Under the Amended and Restated L3Harris Agreement dated January 21, 2020 (the "A&R L3Harris Agreement"), the Company incurs a fixed fee of $358 per month. The A&R L3Harris Agreement concludes on August 7, 2031.

Under the A&R L3Harris Agreement, the Company will pay a 30% share of S-AIS data revenues for the portion of exactEarth annual S-AIS data revenue which is in excess of $16,000. No revenue share was owed to L3Harris under the A&R L3Harris Agreement, with respect to AIS Analytics sales, as of or for the three and nine months ended September 30, 2022. For the three and nine months ended September 30, 2022, $1,287 and $3,802, respectively, was recognized in Cost of revenue on the condensed consolidated statements of operations for the initial costs incurred to acquire exclusive access rights to data generated from satellites.

Spire Global, Inc.

Notes to Condensed Consolidated Financial Statements

(In thousands, except shares and per share data, unless otherwise noted)

(Unaudited)

The following table summarizes the operational fees commitment under the A&R L3Harris Agreement, which includes the fixed payment obligations to L3Harris:

Years ending December 31,
Remainder of 2022	$1,074
2023	4,296
2024	4,296
2025	4,296
2026	4,296
2027 and thereafter	19,690
$37,948

Litigation

At times, the Company is party to various claims and legal actions arising in the normal course of business. Although the ultimate outcome of these matters is not presently determinable, management believes that the resolution of all such pending matters, based on an assessment of the current facts and circumstances, will not have a material adverse effect on the Company’s business, results of operations, financial condition or cash flows; however, there can be no assurance that the ultimate resolution of these matters will not have a material impact on the Company’s consolidated financial statements in any period.

10.
Stock-Based Compensation

In December 2012, the Company adopted the 2012 Stock Option and Grant Plan (the “2012 Plan”) under which the Company may grant stock options to purchase shares of its Class A common stock to certain employees and nonemployees of the Company. The 2012 Plan was terminated as of the Closing, and accordingly, no additional awards will be granted under the 2012 Plan thereafter.

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

The 2021 Plan permits the grant of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock, restricted stock units, and performance awards to employees, directors, and consultants under the 2021 Plan. Under the 2021 ESPP, the Company can grant stock options to employees to purchase shares of Class A common stock at a purchase price which equals 85% of the lower of (i) the fair market value of Class A common stock on the first trading day of the offering period or (ii) the fair market value of Class A common stock on the exercise date. As of September 30, 2022, 6,906,349 and 2,936,128 shares were available for grant under the 2021 Plan and 2021 ESPP, respectively.

The following table summarizes stock option activity under the 2021 Plan and the 2012 Plan:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term
			(in years)
Options outstanding as of December 31, 2021	21,263,847	$2.40	7.2
Granted	179,119	$1.74
Exercised	(494,664)	$1.61
Forfeited, canceled, or expired	(1,499,247)	$3.30
Options outstanding as of September 30, 2022	19,449,055	$2.34	6.4
Vested and expected to vest at September 30, 2022	19,449,055	$2.34	6.4
Exercisable at September 30, 2022	14,001,271	$2.09	5.8

Spire Global, Inc.

Notes to Condensed Consolidated Financial Statements

(In thousands, except shares and per share data, unless otherwise noted)

(Unaudited)

The Company’s option award quantities and prices prior to the Merger have been retroactively restated to reflect the exchange ratio of approximately 1.8282 established in the Merger.

The Company received $797 and $1,065 in cash proceeds from options exercised during the nine months ended September 30, 2022 and 2021, respectively. The weighted-average grant date fair value of options granted during the nine months ended September 30, 2022 and 2021 was $0.95 and $2.94, respectively.

The following table summarizes restricted stock unit ("RSU") activity under the 2021 Plan:

	Number of RSUs	Weighted Average Grant Date Fair Value per Share
Outstanding as of December 31, 2021	783,902	$3.94
RSUs granted	11,020,278	$2.56
RSUs vested	(163,175)	$3.90
RSUs forfeited	(719,356)	$2.89
Outstanding as of September 30, 2022	10,921,649	$2.62

For RSUs with service-based vesting conditions, the fair value is calculated based upon the Company’s closing stock price on the date of grant, and the stock-based compensation expense is recognized over the four-year vesting period.

As of September 30, 2022, there was $33,294 of total unrecognized compensation expense related to options and RSUs expected to be recognized over a weighted average-period of 2.37 years.

The following table summarizes the components of total stock-based compensation expense based on roles and responsibilities of the employees within the condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cost of revenue	$60	$31	$180	$75
Research and development	845	590	2,370	1,843
Sales and marketing	766	550	2,117	1,278
General and administrative	1,454	928	3,656	3,404
	$3,125	$2,099	$8,323	$6,600

11.
Net Loss per Share

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator:
Net loss	$(21,811)	$(56,108)	$(71,868)	$(102,668)
Denominator:
Weighted-average shares used in computing basic and diluted net loss per share	139,942,968	67,348,269	139,637,442	37,389,424
Basic and diluted net loss per share	$(0.16)	$(0.83)	$(0.51)	$(2.75)

Spire Global, Inc.

Notes to Condensed Consolidated Financial Statements

(In thousands, except shares and per share data, unless otherwise noted)

(Unaudited)

The Company has two classes of common stock, Class A and Class B. Class B common stock has no economic rights, therefore has been excluded from the computation of basic and diluted net loss per share. The Company’s potential dilutive securities have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted-average number of common shares outstanding used to calculate both basic and diluted net loss per share is the same.

The Company excluded the following potential shares of Class A common stock, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share for the three and nine months ended September 30, 2022 and 2021, because including them would have had an anti-dilutive effect:

	September 30,
	2022	2021
Stock options and 2021 ESPP to purchase Class A common stock	19,698,187	22,170,601
Public and Private Warrants	18,099,992	—
RSUs	10,921,649	—
Credit Agreement Warrants	3,694,880	—
	52,414,708	22,170,601

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

With a satellite constellation that covers the earth over 200 times a day and our global ground station network, we are able to reliably and resiliently collect data with low latency. Our cloud-based data infrastructure processes enable us to effectively synthesize and analyze these data sets and create our proprietary data analytics solutions. We collect global data that can only be captured from space with no terrestrial alternatives and then provide customers solutions through an application programming interface ("API") infrastructure. We collect these data once and can then sell them an unlimited number of times across a broad and growing set of industries, including weather, aviation and maritime, with global coverage as well as real-time and near real-time data that can be easily integrated into our customers’ operations.

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
•
Predictive solutions: Big data, artificial intelligence and machine learning algorithms applied to fused data sets to create predictive analytics and insights; and
•
Solutions: Data-driven actionable recommendations to solve specific business problems, utilizing the full spectrum of our data analytics suite.

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

Our diversified solutions are offered to customers across numerous industries. We have the opportunity not only to upsell within each solution but also to cross-sell among all our solutions.

We provide our solutions to global customers through a subscription model or project-based solutions. We currently sell directly to end customers and utilize reseller partners when beneficial.

Highlights from the Three Months Ended September 30, 2022

•
Our revenue was $20.4 million, an increase of 114% from the three months ended September 30, 2021.
•
Our annual recurring revenue ("ARR") increased to $98.1 million, an increase of 117% from the three months ended September 30, 2021.
•
As of September 30, 2022, we had 717 ARR solution customers, a net increase of 25 from June 30, 2022, and achieved an organic ARR net retention rate of 135% for the three months ended September 30, 2022.
•
We were awarded a nearly $10 million contract by the National Oceanic and Atmospheric Administration ("NOAA") for us to provide six months of radio occultation ("RO") data. The near-real-time RO data consists of vertical profiles of atmospheric temperature and related quantities for operational weather models and other applications. The data will be available for NOAA to distribute globally as scientists collaborate to find new and meaningful weather and climate insights.
•
We were awarded a $4 million contract by NOAA for the development, integration, testing and demonstration of Hyperspectral Microwave Sensor payload. Unlike an airborne or balloon-based platform, we are able to provide high-quality commercial data for NOAA’s weather forecast models and to leverage our existing work with RAL Space and the U.K. Government to develop Hyperspectral Microwave Sensors.
•
We were selected by the National Reconnaissance Office to study and demonstrate commercial radio frequency remote sensing. The remote sensing technique of monitoring radio frequency signals plays a crucial role in gathering intelligence through Global Navigation Satellite System jamming detection and geolocation, as well as provides an objective and transparent view into the movement of vessels and aircraft.

The Continuing Impact of the COVID-19 Pandemic

Through September 2022, we have continued to see adverse changes in customer buying behavior that began in March 2020 as a result of the impact of the COVID-19 pandemic, including decreased customer engagement, delayed sales cycles and deterioration in near-term demand. As a result of the impact of the COVID-19 pandemic, we experienced delays and re-work due to third-party satellite launch providers' schedule shifts, delays and increased expenses in our hiring process, some attrition from adjusting company policies due to the COVID-19 pandemic and additional time and expenses supporting customer contracts. Despite these headwinds, we experienced an increase in revenue for the three and nine months ended September 30, 2022 as compared to the three and nine months ended September 30, 2021. While adjustments to our operations related to COVID-19 may result in inefficiencies, delays and additional costs in our solution development, sales, marketing, and customer support efforts, as of the date of this filing, we do not believe our work-from-home protocol has materially adversely impacted our operations. For additional information regarding the possible impact of the COVID-19 pandemic on our business, see the section titled “Risk Factors.”

The Russian Invasion of Ukraine

We are following closely the events surrounding the Russian invasion of Ukraine and its global impacts. While the situation is dynamic and the outcome remains highly uncertain, we have not seen a direct material impact from the Russian invasion to date. We do not currently have office locations or employees in Russia or Ukraine and our revenues from sales to Russian or Ukranian entities were limited. However, if the conflict continues or worsens, leading to greater disruptions and uncertainty within our industries of focus or the global economy, our business and results of operations could be negatively impacted.

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

Expansion of and Further Penetration of Our Customer Base

We employ a “land and expand” business model that focuses on efficiently acquiring new customers (“land”) and then growing our relationships with these customers over time (“expand”). We have the capability to offer customers additional data sets and a variety of enhanced features that potentially grow the value of the services for which our customers contract with us. Our future revenue growth and our path to profitability are dependent upon our ability to continue to land new customers and then expand adoption of our solutions within their organizations.

We track our progress landing new customers by measuring the number of ARR Solution Customers (as defined below) we have from one fiscal period to the next. For instance, we have increased our number of ARR Solution Customers from 225 as of September 30, 2021 to 717 as of September 30, 2022. We track our progress in expanding our customer relationships by measuring our ARR Net Retention Rate (as defined below). Our organic ARR Net Retention Rate was 135% for the three months ended September 30, 2022 and 111% for the three months ended September 30, 2021.

Expansion into New Industries and Geographies

As our solutions have grown, we continue to focus on further penetration of our initial industries including maritime, aviation, logistics, and government (civil and defense/intelligence) among others. We believe our technology and solutions give us the ability to also expand into additional industries, including energy, financial services, agriculture, transportation, and insurance, and geographies, including Latin America, Africa and the Middle East. Our revenue growth is dependent upon our ability to continue to expand into new industries and geographies. The costs associated with these expansions may adversely affect our results of operations.

Investment in Growth

We continue investing in growing our business and capitalizing on our market opportunity while balancing the uncertainties from the macro economic environment and the COVID-19 pandemic. We intend to continue to add headcount to our global sales and marketing teams to acquire new customers and to increase sales to existing customers. We also intend to continue to add headcount as needed to our research and development teams and otherwise invest to improve and innovate our nanosatellite, ground station and data analytics technologies. For the three months ended September 30, 2022, our spending on research and development increased by $1.1 million, or 14%, from the three months ended September 30, 2021, which included $0.4 million from the Acquisition. For the three months ended September 30, 2022, our sales and marketing expenses increased by $2.2 million, or 40%, from the three months ended September 30, 2021, which included $1.5 million from the Acquisition. Our total headcount across all functions increased from 331 employees as of September 30, 2021, to 403 employees as of September 30, 2022, which includes 24 exactEarth employees. The costs of these investments may adversely affect our results of operations, but we believe that these investments will contribute to our long-term growth.

Acquisitions

Our business strategy may include acquiring other complementary solutions, technologies, or businesses, such as the Acquisition, that we believe will allow us to continue on our path to profitability, reduce the time or costs required to develop new technologies, incorporate enhanced functionality into and complement our existing solution offerings, augment our engineering workforce and enhance our technological capabilities.

Impact of Foreign Exchange Rates

We report in U.S. dollars, and the functional currency of our foreign operating subsidiaries is the local currency, including the Euro, the British Pound, the Singapore Dollar and the Canadian Dollar. The U.S. dollar has strengthened against many of these currencies since the three months ended September 30, 2021. In the three months ended September 30, 2022, approximately 39% of our revenues were generated in non-U.S. dollar-denominated currencies. This compares to the three months ended September 30, 2021, where approximately 40% of our revenues were generated in non-U.S. dollar-denominated currencies. The financial statements of these subsidiaries are translated into U.S. dollars using exchange rates in effect at each balance sheet date for assets and liabilities and average exchange rates during the period for revenues and expenses. To the extent we experience significant currency fluctuations, our results of operations may be impacted.

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

Our ARR growth in the periods presented has been driven by the Acquisition, landing new ARR Customers (as defined below) along with increasing the amount of business with our existing customers. This is reflected in the increase in the total number of ARR Customers as of September 31, 2022, compared to September 31, 2021, as well as organic ARR Net Retention Rates that were over 100% for each of the three months ended September 30, 2022 and 2021. Due in part to the timing of some of our project-based contracts, including when engagements start and stop, our ARR has fluctuated from period to period in the past, and we expect our ARR to continue to fluctuate from period to period in the future. ARR is a leading indicator and accordingly will tend to outpace the revenue impact as we recognize the contract value over time.

The following table summarizes our ARR as of each period end indicated:

	As of September 30,
(dollars in thousands)	2022	2021	2022 to 2021 % Change
ARR	$98,121	$45,241	117%

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

Our ARR Customer and ARR Solution Customer growth in the periods presented have been driven by the Acquisition, landing new ARR Customers across our four diverse solutions (Maritime, Aviation, Weather and Space Services) and expanding our geographical footprint. We believe that our ability to expand our customer base is a key indicator of our market penetration, the growth of our business and our future potential business opportunities.

The following table summarizes the number of our ARR Customers and ARR Solution Customers as of each period end indicated:

	As of September 30,
	2022	2021	2022 to 2021 % Change
ARR Customers	690	206	235%
ARR Solution Customers	717	225	219%

ARR Net Retention Rate

We calculate our ARR Net Retention Rate for a particular fiscal period end by dividing (i) our ARR from those ARR Customers at that fiscal period end that were also customers as of the last day of the prior fiscal period end by (ii) the ARR from all customers as of the last day of the prior fiscal period. This calculation measures the overall impact from increases in customer contract value (upsells), the decreases in customer contract value (downsells) and the decreases in customer value resulting from customers that have chosen not to renew their contracts with us (lost customers).

The following table summarizes our ARR Net Retention Rate for each period end indicated (excludes exactEarth):

	Three Months Ended			Nine Months Ended
	September 30, 2022	September 30, 2021	2022 to 2021 % Change	September 30, 2022	September 30, 2021	2022 to 2021 % Change
ARR Net Retention Rate	135%	111%	24%	118%	113%	5%

Our ARR Net Retention Rate can be impacted from period to period by large increases or decreases in customer contract value and large decreases in contract value from customers that have chosen not to renew their contracts with us. An ARR Net Retention Rate greater than 100% is an indication that we are growing the value of the solutions our customers are purchasing from us at a fiscal period end versus the prior fiscal period end. An ARR Net Retention Rate less than 100% is an indication that we are reducing the value of the solutions our customers are purchasing from us at a fiscal period end versus the prior fiscal period end. For the three and nine months ended September 30, 2022, our ARR Net Retention Rate increased 24% and 5%, respectively, from the three and nine months ended September 30, 2021. This increase reflects our success in our "land and expand" strategy of providing existing customers with additional coverage, data sets, a variety of enhanced features and services to our customer's contracts, such as the incremental NOAA Weather contracts signed during the three months ended September 30, 2022.

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

Sales and Marketing. Sales and marketing expenses consist primarily of employee-related expenses, sales commissions, marketing and advertising costs, costs incurred in the development of customer relationships, brand development costs, travel-related expenses and amortization of purchased intangible backlog associated with the Acquisition. Commission costs on new customer contract bookings are considered costs of obtaining customer contracts. Commission costs for multi-year deals are considered contract acquisition costs and are deferred and then amortized over the period of the contract excluding the last twelve months, which are expensed at the beginning of that final period. Commission costs on contracts completed with a term of twelve months or less are expensed in the period incurred.

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

Loss on Satellite Deorbit and Launch Failure. Loss on Satellite Deorbit and Launch Failure consists of the write-off of the remaining capitalized costs associated with the manufacture and launch of our satellites prior to the end of the satellite’s useful life. We contract with third-party companies to launch, carry and deploy our LEMUR satellites into space. A loss could result from a third-party launch or deployer failure, a technical failure of the satellite, or the deorbit of a satellite before the end of the satellite’s useful life. A technical failure could include a satellite that is not able to communicate with our network of ground stations or fulfill its intended technical mission for a duration greater than one month. The loss amount is presented net of any insurance proceeds received. Due to the nature of these events, we cannot predict the magnitude or frequency of future satellite deorbit and launch failure losses. While we sometimes purchase launch insurance when financially practical, the proceeds from these policies will typically only cover a portion of our loss in the event of an unplanned satellite deorbit or launch failure. We did not incur any of these expenses in the three or nine months ended September 30, 2022 or the three or nine months ended September 30, 2021.

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

Foreign Exchange Gain/Loss. Foreign exchange gain/loss consists of the net effect of realized and unrealized foreign currency gains and losses resulting from changes in the underlying currency rates relative to the U.S. Dollar as we re-measure foreign currency denominated transactions and balances into the functional currency of the entities in which they are recorded.

Other Income (Expense), Net. Other income (expense), net consists primarily of tax credits, grant income, benefit from loan forgiveness, and sales and local taxes. We use the local currency as our functional currency for Luxembourg, United Kingdom, Singapore and Canada.

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

Results of Operations

Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021 and Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021

The following tables set forth selected condensed consolidated statements of operations data for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Revenue	$20,418	$9,561	$57,883	$28,390
Cost of revenue(1)	10,198	5,338	29,617	12,393
Gross profit	10,220	4,223	28,266	15,997
Operating expenses(1):
Research and development	8,879	7,804	25,761	21,913
Sales and marketing	7,794	5,574	21,427	14,369
General and administrative	9,903	8,217	33,861	23,507
Total operating expenses	26,576	21,595	81,049	59,789
Loss from operations	(16,356)	(17,372)	(52,783)	(43,792)
Other income (expense):
Interest income	336	4	456	6
Interest expense	(3,897)	(2,392)	(9,725)	(8,267)
Change in fair value of contingent earnout liability	344	(22,142)	9,597	(22,142)
Change in fair value of warrant liabilities	1,282	(13,353)	11,014	(23,529)
Loss on extinguishment of debt	—	—	(22,510)	(3,255)
Foreign exchange loss	(2,806)	(465)	(6,346)	(1,119)
Other income (expense), net	(660)	(119)	(1,165)	399
Total other expense, net	(5,401)	(38,467)	(18,679)	(57,907)
Loss before income taxes	(21,757)	(55,839)	(71,462)	(101,699)
Income tax provision	54	269	406	969
Net loss	$(21,811)	$(56,108)	$(71,868)	$(102,668)
(1)
Includes stock-based compensation as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Cost of revenue	$60	$31	$180	$75
Research and development	845	590	2,370	1,843
Sales and marketing	766	550	2,117	1,278
General and administrative	1,454	928	3,656	3,404
Total stock-based compensation	$3,125	$2,099	$8,323	$6,600

Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2022	2021	% Change	2022	2021	% Change
Revenue	$20,418	$9,561	114%	$57,883	$28,390	104%

Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021

Total revenue increased $10.9 million, or 114%, driven primarily by the growth in the number of ARR Customers combined with our organic ARR Net Retention Rate greater than 100%. The Acquisition added $4.7 million of revenue for the three months ended September 30, 2022. Our organic ARR Customers increased 37%, from 206 as of September 30, 2021 to 282 as of September 30, 2022, which contributed to an increase in revenue from new customers. Our organic ARR Net Retention Rate was 135% for the three months ended September 30, 2022, which contributed to an increase in revenue from our existing customer base.

For the three months ended September 30, 2022, we derived 46% of our revenue from the Americas, 40% of our revenue from Europe, Middle East, Africa (“EMEA”) and 14% of our revenue from Asia Pacific (“APAC”). For the three months ended September 30, 2021, we derived 50% of our revenue from the Americas, 37% of our revenue from EMEA and 13% of our revenue from APAC. For the three months ended September 30, 2022, we derived 74% of our revenue from subscription arrangements, compared to 51% for the three months ended September 30, 2021. This percentage mix can fluctuate significantly from period to period driven primarily by the timing of the non-subscription revenue recognition in our contracts.

Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021

Total revenue increased $29.5 million, or 104%, driven primarily by the growth in the number of ARR Customers combined with our organic ARR Net Retention Rate greater than 100%. The Acquisition added $13.9 million of revenue for the nine months ended September 30, 2022. Our organic ARR Net Retention Rate was 118% for the nine months ended September 30, 2022, which contributed to an increase in revenue from our existing customer base.

For the nine months ended September 30, 2022, we derived 44% of our revenue from the Americas, 41% of our revenue from EMEA and 15% of our revenue from APAC. For the nine months ended September 30, 2021, we derived 37% of our revenue from the Americas, 47% of our revenue from EMEA, and 16% of our revenue from APAC. For nine months ended September 30, 2022, we derived 69% of our revenue from subscription arrangements, compared to 46% for the nine months ended September 30, 2021. This percentage mix can fluctuate significantly from period to period driven primarily by the timing of the non-subscription revenue recognition in our contracts.

For the three and nine months ended September 30, 2022, our increase in the number of ARR Customers was driven by the Acquisition, our increased spending on sales and marketing activities, the geographical expansion of our sales efforts into new countries and/or regions and the development and rollout of new data solutions. Our organic ARR Net Retention Rate greater than 100% was driven by further expansion with our existing customers by adding coverage, data sets and a variety of enhanced features and services to our customers’ contracts with us.

Over time, we expect the mix of our total revenue in the Americas and APAC to continue to increase with additional sales and marketing focus in those regions.

Cost of Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2022	2021	% Change	2022	2021	% Change
Total cost of revenue	$10,198	$5,338	91%	$29,617	$12,393	139%
Gross profit	10,220	4,223	142%	28,266	15,997	77%
Gross margin	50%	44%	6%	49%	56%	(8)%
Headcount (at period end)	44	22	100%	44	22	100%

Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021

Cost of revenue increased $4.9 million, or 91%. $4.2 million of this growth was due to the Acquisition operating costs. Organic increases were primarily driven by an increase in personnel costs of $0.4 million and an increase in third-party royalty costs of $0.3 million. The increase in personnel expenses was driven by headcount growth. The increase in third-party royalty costs was driven by an increase in sales activity, resulting in higher payments to third-party data set providers as they augment our data solutions.

Gross margin for the three months ended September 30, 2022 and 2021 was 50% and 44%, respectively. The increase in the three months ended September 30, 2022 compared to the three months ended September 30, 2021 was driven primarily by higher revenue and the relatively higher impact of strategic customer expenses in the third quarter of 2021. This metric can fluctuate significantly from period to period driven primarily by the timing of the revenue as well as the timing of our technology investments to support future revenue. The Acquisition negatively impacted gross margin by approximately 12%. Of this reduction, approximately two-thirds was driven by purchase accounting adjustments including a reduction to exactEarth deferred revenue and an increase in amortization of purchased intangibles.

Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021

Cost of revenue increased $17.2 million, or 139%. $12.6 million of this growth was due to the Acquisition operating costs. Organic increases were primarily driven by an increase in personnel costs of $1.3 million, an increase in computing costs of $1.3 million, an increase in third-party royalty costs of $1.0 million, an increase in depreciation expense of $0.7 million, and other miscellaneous operating expenses of $0.3 million. The increase in personnel expenses was driven by headcount growth. The increase in computing costs was driven by higher expenses to support customer growth. The increase in third-party royalty costs was driven by an increase in sales activity, resulting in higher payments to third-party data set providers as they augment our data solutions. Depreciation expense increased from the prior period driven by replacement of retired constellation satellites which were fully depreciated and the addition of Space Services solution satellites.

Gross margin for the nine months ended September 30, 2022 and 2021 was 49% and 56%, respectively. The decrease in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 was driven primarily by higher personnel expenses, computing expenses, royalty costs, depreciation, and other miscellaneous operating expenses as described above. This metric can fluctuate significantly from period to period driven primarily by the timing of the revenue as well as the timing of our technology investments to support future revenue. The Acquisition negatively impacted gross margin by approximately 13%. Of this reduction, approximately two-thirds was driven by purchase accounting adjustments including a reduction to exactEarth deferred revenue and an increase in amortization of purchased intangibles.

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

Operating Expenses

Operating expenses consist of our research and development, our sales and marketing and our general and administrative expenses. As we continue to invest in our growth, including through hiring additional personnel, we expect our operating expenses to increase in absolute dollars in the near term; however, we expect our operating expenses as a percentage of revenue to decrease over time.

Research and Development

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2022	2021	% Change	2022	2021	% Change
Research and development	$8,879	$7,804	14%	$25,761	$21,913	18%
Percentage of total revenue	43%	82%		45%	77%
Headcount (at end of period)	200	172	16%	200	172	16%

Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021

Research and development expenses increased $1.1 million, or 14%. $0.4 million of this growth was due to the Acquisition operating costs. Organic increases were primarily driven by an increase in personnel costs of $0.9 million, an increase in software expenses of
$0.1 million, and an increase in other miscellaneous operating expenses of $0.1 million, partially offset by a decrease in consulting expenses of $0.4 million. The increase in personnel costs was driven by growth in headcount during the period. The increase in software expenses was driven by headcount growth and resources required to support new development processes and capabilities. The decrease in consulting expenses was driven by a reduction of external technical resources, and a shift to internal resources, to support new development processes and capabilities.

Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021

Research and development expenses increased $3.8 million, or 18%. $1.0 million of this growth was due to the Acquisition operating costs. Organic increases were primarily driven by an increase in personnel costs of $2.9 million, and an increase in software expenses of $0.4 million, partially offset by a decrease in consulting expenses of $0.4 million and a decrease in other miscellaneous operating expenses of $0.1 million. The increase in personnel costs was driven by growth in headcount during the period. The increase in software expenses was driven by headcount growth and resources required to support new development processes and capabilities. The decrease in consulting expenses was driven by a reduction of external technical resources, and a shift to internal resources, to support new development processes and capabilities.

We expect research and development expenses to increase in absolute dollars in future periods primarily due to higher headcount as we continue to invest in the development of our solutions offerings and new technologies; however, we expect research and development expenses to decrease as a percentage of revenue in future periods as our revenue growth exceeds our increase in research and development spend.

Sales and Marketing

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2022	2021	% Change	2022	2021	% Change
Sales and marketing	$7,794	$5,574	40%	$21,427	$14,369	49%
Percentage of total revenue	38%	58%		37%	51%
Headcount (at end of period)	79	80	(1)%	79	80	(1)%

Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021

Sales and marketing expenses increased $2.2 million, or 40%. $1.5 million of this growth was due to the Acquisition operating costs. Organic increases were primarily driven by an increase in contractor labor expenses of $0.5 million, an increase in travel and entertainment expenses of $0.2 million, and an increase in other miscellaneous operating expenses of $0.2 million, partially offset by a decrease in personnel costs of $0.2 million. The increase in contractor labor expenses was due to an increase in sales resources involved in selling activities. The increase in travel and entertainment expenses was driven by eased COVID-19 restrictions. The decrease in personnel costs was driven by lower headcount during the period.

Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021

Sales and marketing expenses increased $7.1 million, or 49%. $4.4 million of this growth was due to the Acquisition operating costs. Organic increases were primarily driven by an increase in contractor labor expenses of $1.2 million, an increase in personnel costs of $1.1 million, and an increase in travel and entertainment expenses of $0.4 million. The increase in contractor labor expenses was due to an increase in sales resources involved in selling activities. The increase in personnel costs was driven by higher non-wage compensation. The increase in travel and entertainment expenses was driven by eased COVID-19 restrictions.

We expect sales and marketing expenses to continue to grow in absolute dollars in the future, primarily due to increased employee-related expenses as we grow our headcount, to support our sales and marketing efforts and our continued expansion of our sales capacity across our solutions; however, we expect sales and marketing expenses as a percentage of revenue to decrease in future periods as our revenue growth exceeds our increases in sales and marketing spend.

General and Administrative

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2022	2021	% Change	2022	2021	% Change
General and administrative	$9,903	$8,217	21%	$33,861	$23,507	44%
Percentage of total revenues	49%	86%		58%	83%
Headcount (at end of period)	80	57	40%	80	57	40%

Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021

General and administrative expenses increased $1.7 million, or 21%. $0.4 million of this growth was due to the Acquisition operating costs. Organic increases were primarily driven by an increase in personnel costs of $1.8 million, an increase in professional fees of $0.6 million, an increase in business insurance of $0.5 million, an increase in facilities expenses of $0.2 million, an increase in travel and entertainment expenses of $0.2 million, and an increase in other miscellaneous operating expenses of $0.3 million, partially offset by a decrease in other consultancy fees of $2.3 million. The increase in personnel costs was driven by overall headcount growth. The increase in professional fees was driven by higher third-party accounting, legal and other consulting services associated with growth in our business operations. The increase in business insurance was driven by incremental exposure associated with being a public company. The increase in facilities expenses was driven by overall headcount growth. The increase in travel and entertainment expenses was driven by eased COVID-19 restrictions. The decrease in other consultancy fees was driven by lower third-party accounting, legal and other consulting services associated with the Merger and company readiness for going public.

Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021

General and administrative expenses increased $10.4 million, or 44%. $3.7 million of this growth was due to the Acquisition operating costs and related severance expenses. Organic increases were primarily driven by an increase in professional fees of $4.6 million, an increase in business insurance of $3.9 million, an increase in personnel costs of $3.0 million, an increase in facilities expenses of $0.7 million, an increase in travel and entertainment expenses of $0.4 million, an increase in software expenses of $0.4 million, and an increase in other miscellaneous operating expenses of $0.3 million, partially offset by a decrease in other consultancy fees of $6.6 million. The increase in professional fees was driven by higher third-party accounting, legal and other consulting services associated with growth in our business operations. The increase in business insurance was driven by incremental exposure associated with being a public company. The increase in personnel costs was driven by overall headcount growth. The increase in facilities expenses was driven by overall headcount growth. The increase in travel and entertainment expenses was driven by eased COVID-19 restrictions. The increase in software expenses was driven by headcount growth and scaling of operations. The decrease in other consultancy fees was driven by lower third-party accounting, legal and other consulting services associated with the Merger and company readiness for going public.

We expect our general and administrative expenses to continue to grow in absolute dollars in future periods as our employee-related expenses increase to support our revenue growth and we have increased expenses from being a public company; however, we expect our general and administrative expenses as a percentage of revenue to decrease as revenue growth exceeds our increases in general and administrative spend.

Other Income (Expense), Net

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2022	2021	% Change	2022	2021	% Change
Interest income	$336	$4	*	$456	$6	*
Interest expense	$(3,897)	$(2,392)	63%	$(9,725)	$(8,267)	18%
Change in fair value of contingent earnout liability	$344	$(22,142)	(102)%	$9,597	$(22,142)	(143)%
Change in fair value of warrant liabilities	$1,282	$(13,353)	(110)%	$11,014	$(23,529)	(147)%
Loss on extinguishment of debt	$—	$—	−	$(22,510)	$(3,255)	592%
Foreign exchange loss	$(2,806)	$(465)	(503)%	$(6,346)	$(1,119)	(467)%
Other income (expense), net	$(660)	$(119)	455%	$(1,165)	$399	(392)%

*Not Meaningful

Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021

Interest income increased by $0.3 million, driven by increased interest earned on cash and marketable securities held.

Interest expense increased $1.5 million, or 63%, primarily as a result of incurring higher interest and amortized debt issuance costs associated with our Blue Torch term loan.

Change in fair value of contingent earnout liability decreased by $22.5 million, or 102%, driven by the mark-to-market adjustment to reflect the fair market valuation of the underlying stock price. In connection with the Merger, eligible Spire equity holders are entitled to receive additional shares of our Class A common stock upon our achievement of certain earnout triggering events, which are treated as liabilities and required to be marked to market each reporting period. Changes in valuation are recorded against the Contingent earnout liability account with the offsetting gain or loss recorded in Change in fair value of contingent earnout liability. For additional information, see Notes 2 and 8 to our unaudited condensed consolidated financial statements as of September 30, 2022 and for the three and nine months ended September 30, 2022 included elsewhere in this Quarterly Report on Form 10-Q and Note 3 to our audited consolidated financial statements in the Annual Report on Form 10-K/A for the year ended December 31, 2021.

Change in fair value of warrant liabilities decreased by $14.6 million, or 110%, driven by the mark-to-market adjustment to reflect the fair market valuation of our public and private warrants. For additional information, see Notes 2 and 8 to our unaudited condensed consolidated financial statements as of September 30, 2022 and for the three and nine months ended September 30, 2022 included elsewhere in this Quarterly Report on Form 10-Q.

Foreign exchange loss increased by $2.3 million, or 503%, driven by the strengthening of the U.S. dollar relative to the local currencies of our subsidiaries, namely the Euro, British Pound Sterling, Singapore Dollar, and Canadian Dollar.

Other expense, net increased by $0.5 million, or 455%, primarily driven by a $0.3 million loss associated with the Acquisition investment in Myriota and a reduction in grant income of $0.2 million.

Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021

Interest income increased by $0.5 million, driven by interest earned on cash and marketable securities held.

Interest expense increased by $1.5 million, or 18%, primarily as a result of incurring higher interest and amortized debt issuance costs associated with our Blue Torch term loan.

Change in fair value of contingent earnout liability decreased by $31.7 million, or 143%, driven by the mark-to-market adjustment to reflect the fair market valuation of the underlying stock price. For additional information, see Notes 2 and 8 to our unaudited condensed consolidated financial statements as of September 30, 2022 and for the three and nine months ended September 30, 2022 included elsewhere in this Quarterly Report on Form 10-Q and Note 3 to our audited consolidated financial statements in the Annual Report on Form 10-K/A for the year ended December 31, 2021.

Change in fair value of warrant liabilities decreased by $34.5 million, or 147%, driven by the mark-to-market adjustment to reflect the fair market valuation of our public and private warrants. For additional information, see Notes 2 and 8 to our unaudited condensed consolidated financial statements as of September 30, 2022 and for the three and nine months ended September 30, 2022 included elsewhere in this Quarterly Report on Form 10-Q.

Loss on extinguishment of debt increased $19.3 million, or 592%, driven by the acceleration of unamortized debt issuance costs and other administrative expenses associated with the payoff of the FP loan.

Foreign exchange loss increased by $5.2 million, or 467%, driven by the strengthening of the U.S. dollar relative to the local currencies of our subsidiaries, namely the Euro, British Pound Sterling, Singapore Dollar, and Canadian Dollar.

Other income (expense), net changed by $1.6 million, or 392%, from other income, net of $0.4 million for the nine months ended September 30, 2021 to other expense, net of $1.2 million for the nine months ended September 30, 2022, primarily driven by a $0.6 million loss associated with the Acquisition investment in Myriota, a $0.5 million reduction in tax credits, a $0.3 million increase in sales and local tax expenses and a $0.2 million increase in other miscellaneous expenses.

We continue to experience foreign currency fluctuations as we re-measure foreign currency denominated transactions and balances into the functional currency of the entities in which they are recorded. Our results of operations are subject to fluctuations due to changes in the Euro, British Pound Sterling, Singapore Dollar, and Canadian Dollar. We may continue to experience favorable or adverse foreign currency exchange impacts due to volatility in these currencies relative to their respective functional currencies.

Income Tax Provision

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2022	2021	% Change	2022	2021	% Change
Income tax provision	$54	$269	(80)%	$406	$969	(58)%

Three Months Ended September 30, 2022 Compared to Three Months Ended September 30,2021

Income taxes decreased by $0.2 million, or 80%, primarily driven by a lower tax provision for our U.K. subsidiary.

Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021

Income taxes decreased by $0.6 million, or 58%, primarily driven by a lower tax provision for our U.K. subsidiary.

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
•
Change in fair value of warrant liabilities and contingent earnout liabilities: We exclude these as they do not reflect the underlying cash flows or operational results of the business.
•
Loss on extinguishment of debt: We exclude this as it does not reflect the underlying cash flows or operational results of the business.
•
Foreign exchange loss: We are exposed to foreign currency gains or losses on outstanding foreign currency denominated receivables and payables related to certain customer sales agreements, product costs and other operating expenses. As we do not actively hedge these currency exposures, changes in the underlying currency rates relative to the U.S. Dollar may result in realized and unrealized foreign currency gains and losses between the time these receivables and payables arise and the time that they are settled in cash. Since such realized and unrealized foreign currency gains and losses are the result of macro-economic factors and can vary significantly from one period to the next, we believe that exclusion of such realized and unrealized gains and losses is useful to management and investors in evaluating the performance of our ongoing operations on a period-to-period basis. Realized and unrealized foreign currency gains and losses are likely to recur in future periods.
•
Amortization of purchased intangibles: We incur amortization expense for purchased intangible assets in connection with acquisitions of certain businesses and technologies. Amortization of intangible assets is a non-cash expense and is inconsistent in amount and frequency because it is significantly affected by the timing, size of acquisitions and the inherent subjective nature of purchase price allocations. Because these costs have already been incurred, cannot be recovered, and are non-cash expenses, we exclude these expenses for our internal management reporting processes. Our management also finds it useful to exclude these charges when assessing the appropriate level of various operating expenses and resource allocations when budgeting, planning, and forecasting future periods. Investors should note that the use of intangible assets contributed to our revenues earned during the periods presented and we expect will contribute to our future period revenues as well.
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
•
Adjusted EBITDA: We define Adjusted EBITDA as earnings before interest, taxes, depreciation and amortization, further adjusted for any loss on satellite deorbit and launch failure, change in fair value of warrant liabilities, change in fair value of contingent earnout liability, other (expense) income, net, stock-based compensation, loss on extinguishment of debt, foreign exchange loss, other acquisition accounting amortization, mergers and acquisition related expenses, and other unusual one-time costs. We believe Adjusted EBITDA can be useful in providing an understanding of the underlying results of operations and trends, an enhanced overall understanding of our financial performance and prospects for the future. While Adjusted EBITDA is not a recognized measure under GAAP, management uses this financial measure to evaluate and forecast business performance. Adjusted EBITDA is not intended to be a measure of liquidity or cash flows from operations or a measure comparable to net income as it does not take into account certain requirements, such as capital expenditures and related depreciation, principal and interest payments, and tax payments. Adjusted EBITDA is not a presentation made in accordance with GAAP, and our use of the term Adjusted EBITDA may vary from the use of similarly titled measures by others in our industry due to the potential inconsistencies in the method of calculation and differences due to items subject to interpretation.

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

The following table outlines the reconciliation from net loss to Adjusted EBITDA for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Net loss	$(21,811)	$(56,108)	$(71,868)	$(102,668)
Depreciation & amortization	4,715	2,075	14,056	5,615
Net interest	3,561	2,388	9,269	8,261
Taxes	54	269	406	969
EBITDA	(13,481)	(51,376)	(48,137)	(87,823)
Change in fair value of contingent earnout liability	(344)	22,142	(9,597)	22,142
Change in fair value of warrant liabilities	(1,282)	13,353	(11,014)	23,529
Loss on extinguishment of debt	—	—	22,510	3,255
Foreign exchange loss	2,806	465	6,346	1,119
Other income (expense), net	660	119	1,165	(399)
Stock-based compensation	3,125	2,099	8,323	6,600
Mergers and acquisition related expenses	—	1,660	4,527	4,244
Other unusual one-time costs	—	—	—	387
Other acquisition accounting amortization	173	—	530	—
Adjusted EBITDA	$(8,343)	$(11,538)	$(25,347)	$(26,946)

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
•
Adjusted EBITDA does not reflect the loss on satellite deorbit and launch failure and does not reflect the cash capital expenditure requirements for the replacements of lost satellites. While these expenses could occur in a given year, the existence and magnitude of these costs could vary greatly and are unpredictable.

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

Liquidity and Capital Resources

Our principal sources of liquidity to fund our operations are from cash and cash equivalents, which totaled $59.4 million as of September 30, 2022, mainly from net proceeds from the Merger (as defined below), borrowings under the Blue Torch Credit Facility (as defined below) and the issuance of convertible notes. Of this $59.4 million, approximately $12.3 million was held outside of the United States. These amounts compare to cash and cash equivalents of $109.3 million as of September 30, 2021, of which $5.7 million was held outside of the United States. These amounts are exclusive of restricted cash which totaled $0.3 million as of September 30, 2022, and $13.2 million as of September 30, 2021. Additionally, we had $22.4 million invested in short-term marketable securities as of September 30, 2022 which can be converted to cash with minimal transaction costs. Since our inception, we have been in an operating cash flow deficit as we have made significant investments in our technology infrastructure, built out our research and development foundation, grown sales and marketing resources to drive revenue, and scaled general and administrative functions to enable operating effectiveness.

During fiscal year 2021, we issued additional convertible notes with a cumulative principal amount of $20.0 million, with maturities of January and February 2025, respectively, which converted into our Class A common stock at the Closing. In April 2021, we entered into the FP Credit Agreement (as defined and further described below), utilizing a portion of those funds to pay-off our existing credit arrangements with European Investment Bank ("EIB") and Eastward Fund Management, LLC ("Eastward"). In November 2021, we closed our acquisition of exactEarth for the purchase price of $129.0 million, consisting of $109.6 million in cash and $22.3 million of Class A common stock, net of $3.0 million post-combination expense.

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

Blue Torch Credit Agreement

On June 13, 2022, we, as borrower, and certain of our subsidiaries, as guarantors, entered into a financing agreement (the “Blue Torch Financing Agreement”) with Blue Torch Finance LLC, a Delaware limited liability company (“Blue Torch”), as administrative agent and collateral agent, and certain lenders (the “Lenders”). The Blue Torch Financing Agreement provides for, among other things, a term loan facility in an aggregate principal amount of up to $120.0 million (the “Blue Torch Credit Facility”). A portion of the proceeds of the term loan was used to repay our then-existing $70.0 million credit facility with FP Credit Partners, L.P., and the remainder of the proceeds of the term loan may be used for general corporate purposes.

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

The $120.0 million term loan was available and drawn at closing, of which $19.7 million was placed in an escrow account by Blue Torch with such amount to be released upon our achieving certain metrics related to annualized recurring revenue and a total annualized recurring revenue leverage ratio of not greater than 1.25 to 1.00. The term loan accrues interest at a floating rate, to be based, at our election, on either a reference rate or a 3-month Term Secured Overnight Financing Rate ("SOFR") rate (subject to a 1.0% floor), plus an interest rate margin of 7.0% for reference rate borrowings and 8.0% for 3-month Term SOFR borrowings, plus an incremental Term SOFR margin of 0.26161%. We elected the Term SOFR rate which was 11.42% as of September 30, 2022. Principal on the term loan is only payable at maturity and interest on the term loan is due and payable monthly for reference rate borrowings and quarterly for Term SOFR borrowings. We are also required to pay other customary fees and costs in connection with the Blue Torch Credit Facility, including a commitment fee in an amount equal to $2.4 million on the closing date, a $0.3 million agency fee annually and an exit fee in an amount equal to $1.8 million upon termination of the Blue Torch Financing Agreement.

Our obligations under the Blue Torch Financing Agreement are or will be guaranteed by certain of our domestic and foreign subsidiaries meeting materiality thresholds set forth in the Blue Torch Financing Agreement. Such obligations, including the guarantees, are secured by substantially all of our personal property and that of our subsidiary guarantors, including pursuant to a Security Agreement entered into on June 13, 2022 among us, Spire Global Subsidiary, Inc., Austin Satellite Design, LLC and Blue Torch. As of the closing date, such subsidiary guarantors were Spire Global Subsidiary, Inc., Austin Satellite Design, LLC, Spire Global Canada Subsidiary Corp. and exactEarth Ltd.

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

The Blue Torch Financing Agreement also contains customary events of default that include, among other things, certain payment defaults, cross defaults to other indebtedness, inaccuracy of representations and warranties, covenant defaults, change of control defaults, judgment defaults, and bankruptcy and insolvency defaults. If an event of default exists, Blue Torch as agent on behalf of the Lenders may require immediate payment of all obligations under the Blue Torch Financing Agreement and may exercise certain other rights and remedies provided for under the Blue Torch Financing Agreement, the other loan documents and applicable law. Under certain circumstances, a default interest rate will apply on all obligations during the existence of an event of default under the Blue Torch Financing Agreement at a per annum rate equal to 2.00% above the applicable interest rate.

On June 13, 2022, in connection with the Blue Torch Financing Agreement, we granted warrants to affiliates of the Lenders to purchase fully paid and non-assessable shares of Class A common stock (the “Blue Torch Warrants”), which are exercisable for an aggregate of 3,496,205 shares of our Class A common stock with a per share exercise price of $2.01.

In addition, on June 13, 2022, in connection with the closing of the financing, we paid Urgent Capital LLC, a Delaware limited liability company, a fee for introducing us to the Lenders, for the purpose of loan financing, in the amount equal to $0.6 million in cash and a warrant to purchase fully paid and non-assessable shares of Class A common stock (the “GPO Warrant” and, collectively with the Blue Torch Warrants, the “Credit Agreement Warrants”), which is exercisable for an aggregate of 198,675 shares of our Class A common stock with a per share exercise price of $2.01.

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

FP Credit Agreement

On April 15, 2021, we entered into a credit agreement with FP Credit Partners, L.P., as agent for several lenders (the “FP Lenders”) (as amended on May 17, 2021, the “FP Credit Agreement”), for a $70.0 million term loan facility (the “FP Term Loan”). Upon funding in May 2021, the FP Term Loan was used (i) to pay off our existing credit facilities with Eastward and EIB and (ii) to fund working capital and for general corporate purposes. We incurred $12.3 million of debt issuance costs relating to the FP Term Loan. The FP Lenders were also entitled to a commitment fee of $1.75 million that was fully earned and paid upon signing the FP Credit Agreement. The FP Term Loan bears interest at a rate of 9.00% per annum. Prior to the Merger, the FP Term Loan bore interest at a rate of 8.50% per annum. Since the FP Lenders elected to exercise their conversion right in connection with the Merger, and we chose not to prepay the remaining, non-converted outstanding principal amount of the FP Term Loan at the closing of such transaction, our interest rate under the FP Term Loan increased to 9.0% per annum.

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

Acquisition of exactEarth

In November 2021, we closed the Acquisition for the purchase price of $129.0 million, consisting of $109.6 million in cash and $22.3 million of Class A common stock, net of $3.0 million post-combination expense. The Acquisition accelerates growth of our existing maritime business with additional data solutions, cross-selling opportunities, and expansion of our geographic footprint. exactEarth is now a fully-owned subsidiary of Spire Global, Inc. and continues to conduct operations from Cambridge, Ontario, Canada.

For additional detail regarding the terms associated with the Acquisition, see Note 4 to our consolidated financial statements included in our Annual Report on Form 10-K/A for the year ended December 31, 2021.

Government Loan

As part of the Acquisition in November 2021, we assumed a loan agreement with the Strategic Innovation Fund ("SIF") which was recorded at fair value of the debt. As of September 30, 2022, $4.2 million was included in long-term debt, non-current on our condensed consolidated balance sheets related to the SIF loan agreement. Under this agreement and subsequent amendment, we are eligible to receive funding for certain expenditures incurred from February 13, 2018 to May 12, 2023, up to a maximum of $5.7 million. The loan is repayable in 15 annual payments beginning February 28, 2026 and has a stated interest rate of zero.

For additional information, see Note 6 to our unaudited condensed consolidated financial statements as of September 30, 2022, and for the three and nine months ended September 30, 2022 included in this Quarterly Report on Form 10-Q.

Convertible Notes

From July 2019 through October 2020, we issued and sold subordinated convertible promissory notes in the aggregate principal amount of $42.9 million (the “2019 Spire Notes”). In May 2021, we agreed with the holders of the 2019 Spire Notes to extend the maturity date of all convertible promissory notes outstanding at December 31, 2020 from January 29, 2022 to July 31, 2022. From January 2021 through February 2021, we issued and sold subordinated convertible promissory notes in the aggregate principal amount of $20.0 million, which mature four years from the date of issuance (the “2021 Spire Notes”). The 2019 Spire Notes and the 2021 Spire Notes accrued interest at a rate of 8.0% per annum and converted into shares of our Class A common stock in connection with the closing of the Merger, so they are no longer outstanding.

Cash Flows

The following table summarizes our net cash used in operating activities, net cash used in investing activities, and net cash provided by financing activities for the periods indicated:

	Nine Months Ended September 30,
(in thousands)	2022	2021
Net cash used in operating activities	$(42,708)	$(40,008)
Net cash used in investing activities	$(38,342)	$(9,449)
Net cash provided by financing activities	$25,369	$291,367

Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021

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

Net cash used in operating activities in the nine months ended September 30, 2022 was $42.7 million. This reflected our net loss of $71.9 million, adjustments for non-cash items of $29.0 million and a net increase of $0.2 million in operating assets and liabilities. Non-cash items primarily included a $22.3 million loss on extinguishment of debt, $14.1 million of depreciation and amortization expense, $8.3 million of stock-based compensation, $3.2 million of debt issuance amortization costs, and $1.7 million of amortization of operating lease assets, partially offset by an $11.0 million gain on change in fair value of warrant liability and a $9.6 million gain on change in fair value of contingent earnout liability. Changes in operating assets and liabilities primarily included a $7.1 million increase in accounts receivable, net, a $1.4 million increase in contract assets, a $1.0 million decrease in operating lease liabilities, a $0.8 million decrease in accounts payable, and a $0.2 million decrease in accrued wages and benefits. This was partially offset by a $6.4 million increase in contract liabilities, a $1.6 million increase in other accrued expenses, a $1.4 million decrease in other long-term assets, and a $1.3 million decrease in other current assets.

Net cash used in operating activities in the nine months ended September 30, 2021 was $40.0 million. This reflected our net loss of $102.7 million, adjustments for non-cash items of $64.9 million, and a net decrease of $2.3 million driven by changes in operating assets and liabilities. Non-cash items primarily included a $23.5 million loss for change in fair value of warrant liability, a $22.1 million loss for change in fair value of contingent earnout liability, $6.6 million of stock-based compensation expense, $5.6 million of depreciation and amortization expense, $2.6 million of amortized debt issuance costs, $2.3 million for loss on extinguishment of debt, and $2.1 million of non-cash interest and financing related costs associated with our convertible and promissory notes. Changes in operating assets and liabilities primarily included a $7.4 million increase in other current assets, a $2.9 million increase in accounts receivable, net, and a $0.3 million increase in contract assets. This was partially offset by a $2.7 million increase in other long-term liabilities, a $2.4 million increase in contract liabilities, a $1.8 million increase in accrued wages and benefits and other accrued expenses, a $1.1 million increase in accounts payable, and a $0.2 million decrease in other long-term assets.

Cash Flows from Investing Activities

The cash flows from investing activities primarily relate to cash used for business acquisitions, the procurement, development, and deployment of capital assets, including satellites, ground stations, machinery and equipment, furniture, computer equipment and software, and leasehold improvements.

Net cash used in investing activities in the nine months ended September 30, 2022 was $38.3 million. This was driven by purchases of $29.8 million in short-term investments and $15.9 million of investment in property and equipment, partially offset by $7.4 million in maturities of short-term investments.
Net cash used in investing activities in the nine months ended September 30, 2021, was $9.4 million. This was driven by $9.3 million of investment in property and equipment and $0.1 million in intangible assets.

Cash Flows from Financing Activities

The cash flows from financing activities relate primarily to net proceeds from the issuance of long term debt, convertible notes and Class A common stock.

Net cash provided by financing activities in the nine months ended September 30, 2022 was $25.4 million. This was driven by $100.4 million of proceeds from long-term debt, $0.8 million of proceeds from exercise of stock options and $0.3 million of proceeds from the employee stock purchase plan, and partially offset by $71.5 million of payments on long-term debt, and $4.6 million of payments of debt issuance costs. The long term debt and debt issuance cost items were driven by the Blue Torch loan transaction.

Net cash provided by financing activities in the nine months ended September 30, 2021, was $291.4 million. This was primarily driven by $264.8 million of proceeds from the Merger, $70.0 million of proceeds from the FP loan transaction, $20.0 million of proceeds from the issuance of convertible notes, and
$1.1 million of proceeds from the exercise of stock options, partially offset by payments of $30.6 million for merger and acquisitions costs related to the Merger, repayments of $29.6 million to EIB and Eastward, and payments of $4.3 million for debt issuance costs related to the FP loan.

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

Accounting Pronouncements Recently Adopted and Not Yet Adopted

See Note 2 to our unaudited condensed consolidated financial statements as of September 30, 2022, and for the three and nine months ended September 30, 2022 included in this Quarterly Report on Form 10-Q.

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

We have experienced and will continue to experience fluctuations in our net loss as a result of gains or losses related to revaluing certain asset and current liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. For the three months ended September 30, 2022 and 2021, we had a loss of $2.8 million and $0.5 million, respectively. For the nine months ended September 30, 2022 and 2021, we had a loss of $6.3 million and $1.1 million, respectively. A hypothetical 10% strengthening or weakening of the U.S. dollar relative to the currencies in which our revenue and expenses are denominated would have resulted in an increase or decrease, respectively, in our reported three months ended September 30, 2022, pre-tax loss of approximately $0.8 million, and in our reported nine months ended September 30, 2022, pre-tax loss of approximately $2.9 million.

Interest Rate Sensitivity

We had cash and cash equivalents totaling $59.4 million and investment in marketable securities of $22.4 million as of September 30, 2022. These amounts were held primarily in demand deposit accounts and marketable securities. The cash and cash equivalents are held for working capital purposes or strategic investment purposes.

We are exposed to market risks related to fluctuations in interest rates related to the Blue Torch Credit Facility. The Blue Torch Credit Facility accrues interest at a floating rate, to be based, at our election, on either a reference rate or a 3-month Term SOFR rate (subject to a 1.0% floor), plus an interest rate margin of 7.0% for reference rate borrowings and 8.0% for 3-month Term SOFR borrowings, plus an incremental Term SOFR margin of 0.26161%. Accordingly, increases in SOFR could increase our interest payments under the Blue Torch Credit Facility. For example, a hypothetical increase of 100 basis points in the interest rate of the Blue Torch Credit Facility would have an approximately $1.2 million impact on an annual basis on our results of operations. The SIF loan is interest free.

Inflation Risk

We are exposed to inflation risk. Inflationary factors, such as increases in component parts, labor and other overhead expenses, could impair our operating results. Although there has been a significant increase in inflation in the recent period, it has not had a substantial impact on our results of operations for the three and nine month periods ended September 30, 2022. However, a higher rate of inflation in the future may have a negative impact on our operational and capital expenditures which we may not be able to pass along as cost increases to our customers.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended ("Exchange Act"), is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Our principal executive officer and principal financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule(s) 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2022. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of September 30, 2022 because of the material weaknesses in internal control over financial reporting described below.

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
(b)
controls to account for business combinations, including the associated valuation estimates and the completeness and accuracy of the opening balance sheet, which did not result in a misstatement to our consolidated financial statements; and
(c)
controls to timely identify and account for the fair value of the contingent earnout liability, which resulted in an error in the fair value of the contingent earnout liability in, and the restatement of, our previously issued unaudited condensed consolidated financial statements as of and for each of the interim periods ended September 30, 2021, March 31, 2022 and June 30, 2022 and our consolidated financial statements as of and for the year ended December 31, 2021.

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

Remediation Efforts on Material Weaknesses in Internal Control over Financial Reporting

In response to the material weaknesses identified, we have implemented several changes to our internal control over financial reporting and will continue performing remedial actions in 2022, as described below:

Control Environment and Hiring Key Personnel

Our remediation actions related to improving our control environment and hiring key personnel include the following:

•
The Company hired additional accounting and IT personnel in the nine months ended September 30, 2022, including a chief accounting officer, senior financial systems manager, and an accounts receivable consultant to bolster its reporting, technical accounting, and IT capabilities to a level commensurate with the internal control requirements of a public company. The Company plans to hire additional accounting and IT personnel as needed to further improve its controls over financial reporting.
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
•
During the nine months ended September 30, 2022, the Company completed its initial assessment on Segregation of Duties with assistance from a third-party and began its analysis across all processes and locations, including establishing appropriate authorities and responsibilities.

Non-routine, unusual or complex transactions

Our remediation actions related to improving our controls related to accounting for non-routine, unusual, or complex transactions include the following:

•
The Company will design and implement controls to timely identify and account for non-routine, unusual or complex transactions, including controls over the preparation and review of accounting memoranda, and engaging with third-party technical accounting experts, to address these matters. The Company will incorporate testing of controls over non-routine, unusual or complex transactions into its overall testing program during 2022. Since the Merger occurred in August 2021, warrant instruments are accounted for in accordance with the Company’s accounting policy, which ensures proper application of GAAP to such transactions.

IT General Controls

Our remediation actions related to improving our IT general controls include the following:

•
Management designed and maintained testing and approval controls for program development to ensure that the software is aligned with business and IT requirements. This includes final approval and testing of the software prior to migration to production.
•
During the nine months ended September 30, 2022, the Company designed and implemented certain IT general controls, including controls over user access rights and privileges, and change management. As of June 2022, the Company has mapped a revised series of IT-related control activities for our Enterprise Resource Planning (ERP) system, with the goal to execute IT general controls (ITGCs) over our ERP system, and then design and implement similar controls for the remaining of our financially relevant applications.

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
•
We rely on a limited number of government customers to provide a substantial portion of our revenue, and our contracts with government entities are subject to a number of risks and uncertainties.
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
•
The rapidly evolving framework of privacy, data protection, data transfers, or other laws or regulations worldwide may increase our costs of compliance, subject us to claims and penalties, and limit the use and adoption of our services, any of which could adversely affect our business.
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

We have grown over recent periods, but our recent revenue growth rate and financial performance should not be considered indicative of our future performance. In addition, due to the COVID-19 pandemic, our revenue and other results of operations have been negatively impacted. The circumstances that have impacted the growth of our business stemming from the effects of the COVID-19 pandemic may continue in the future, and the growth rates in revenue may decline in future periods. You should not rely on our revenue for any previous quarterly or annual period as any indication of our revenue or revenue growth in future periods. We expect our future revenue growth rates to decline compared to prior fiscal years due to a number of reasons, which may include more challenging comparisons to prior periods, slowing demand for our platform, increasing competition, a decrease in the growth of our overall market or market saturation, and our failure to capitalize on growth opportunities.

We may fail to effectively manage our growth, which would adversely affect our business, financial condition, and results of operations.

We are a rapidly growing company, and our future growth depends, in part, on our ability to manage our growth successfully. For example, the number of ARR Solution Customers was 717 as of September 30, 2022, increased from 225 as of September 30, 2021. To effectively manage this growth, we will need to continue to improve and expand our operating and administrative systems, financial infrastructure, financial controls, technological operations infrastructure, and our internal IT systems, which we may not be able to do efficiently in a timely manner, or at all. To do so, we may seek to deploy products and services from third-party providers, which may not be available on commercially reasonable terms, or at all, and may not perform to our expectations. For the definition of ARR and ARR Customers, see the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Business Metrics.”

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

The COVID-19 pandemic and efforts to control its spread have significantly curtailed the movement of people, goods, and services worldwide, including in the geographic areas in which we conduct our business operations and from which we generate our revenue. It has also caused extreme societal, economic, and financial market volatility, resulting in business shutdowns and potentially leading to a global economic downturn. The magnitude and duration of the decline in business activity cannot currently be estimated with any degree of certainty and the decline has had several adverse effects on our business and results of operations, including, among other things:

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

Further, unemployment rates have been volatile, and financial markets are experiencing significant levels of volatility and uncertainty, which could have an adverse effect on consumer and commercial spending and negatively affect demand for our customers’ products and services, particularly in markets such as aviation and maritime. Changes in government administration and national and international priorities, including in response to the COVID-19 pandemic, could have a significant impact on government budgets and spending priorities. We have historically derived a significant portion of our revenue from contracts with governments; therefore, any reduced government spending overall on services that we provide could adversely affect our business.

In light of the uncertain and rapidly evolving situation relating to the spread of COVID-19, we have taken precautionary measures intended to reduce the risk of the virus spreading to our employees, our customers, and the communities in which we operate, and we may take further actions as required by government entities or that we determine are in the best interests of our employees, customers, partners, and suppliers. As of September 30, 2022, our employees are permitted to come into the office in accordance with all applicable local, State and Federal guidelines and regulations. Our offices will only remain open to the extent local, state and federal authorities permit us to do so and our own criteria and conditions to ensure employee health and safety are satisfied. We may also have to reinstate work-from-home requirements in response to further changes in local regulations in connection with developments in the COVID-19 pandemic.

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

The extent to which the COVID-19 pandemic continues to impact our business and results of operations will also depend on future developments that are highly uncertain and cannot be predicted, such as the duration of the outbreak and spread of new virus variants, the extent and effectiveness of containment actions, and the effectiveness of vaccination efforts. An extended period of global supply chain and economic disruption as a result of the COVID-19 pandemic could have a material negative impact on our business, results of operations, and financial condition, although the full extent and duration is uncertain. To the extent the COVID-19 pandemic continues to adversely affect our business and financial results, it is likely to also have the effect of heightening many of the other risks described in this “Risk Factors” section.

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

We have historically derived a significant portion of our revenue from contracts with federal, state, local, and foreign governments, which accounted for approximately 33% of our revenues for the nine months ended September 30, 2022. We believe that the future success and growth of our business will depend in part on our ability to continue to maintain and procure government contracts. Within the government channel, approximately 67% of revenue for the nine months ended September 30, 2022 was generated by three government customers. Contracts with any government entity may be terminated or suspended by the government at any time, with or without cause. There can be no assurance that any contract with the government of any jurisdiction will not be terminated or suspended in the future. Although we attempt to ensure that government contracts have standard provisions such as termination for convenience language which reimburses us for reasonable costs incurred, the payments are not assured and may not be sufficient to fully compensate us for any early termination of a contract. The loss of one or more of our government customers, or any significant decrease in sales to these customers, could reduce our net sales and adversely affect our business, financial condition, and results of operations.

Our contracts with government entities are subject to a number of risks and uncertainties.

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

Additional risks and uncertainties related to our government contracts include, but are not limited to, the following:

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

Our satellites and platform are exposed to the risks inherent in large-scale, complex satellite systems employing advanced technology. We rely on data collected from a number of sources including data obtained from our satellites and from third parties and may become unable or limited in our ability to receive such data. For example, satellites can temporarily go out of service and be recovered, or cease to function for reasons beyond our control, including the quality of design and construction, the supply of the battery, the expected gradual environmental degradation of solar panels, the durability of various satellite components and the orbits and space environments in which the satellites are placed and operated. Electrostatic storms, collisions with other objects or actions by malicious actors, including cyber-related events, could also damage the satellites and subject us to liability for any damages caused to other spacecraft. Additionally, in certain instances, governments may discontinue for periods of time the access to or operation of a satellite for any particular area on the Earth and for various reasons may not permit transmission of certain data, whether from a satellite owned by the government or not.

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

Our satellites have in the past and may in the future contain defects, errors, or vulnerabilities, or may not perform as contemplated. These defects, errors, or vulnerabilities could result in exposure of data, data loss, data leakage, unanticipated downtime, or other events that would result in harm to our reputation, loss of customers or revenue, refunds, service terminations, or lack of market acceptance of our platform. Errors, viruses, or bugs may also be present in data, software, or hardware that we acquire or license from third parties and incorporate into our platform or in third-party software or hardware that our customers use in conjunction with our platform. Our customers’ proprietary software and network firewall protections may corrupt data from our offerings and create difficulties in implementing our solutions.

We regularly develop and introduce new product enhancements, including changes to our satellite designs, upgrades to our operating systems and enhancements to our user interfaces. Failure to adequately de-risk these developments before they are deployed may adversely affect our ability to collect, process and deliver data. From time to time we may introduce a high concentration of changes at once, which could amplify these risks. Upgrades may be delayed, partially deployed or inadequately communicated to customers. Major sustained failures relating to these issues could result in increased costs and/or reduced or delayed revenue, which could harm our business, financial results and results of operations.

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

Delays in the construction of future satellites and the procurement of requisite components and third-party launch vehicles, limited availability of appropriate launch windows, possible delays in obtaining regulatory approvals, satellite damage or destruction during launch or deployment, launch failures, or incorrect orbital placement could have a material adverse effect on our business, financial condition, and results of operations. The loss of, or damage to, a satellite due to a launch failure could result in significant increased expenses from earlier than expected replacement satellites and delays in anticipated revenue. Any significant delay in the commencement of service of a satellite could delay or potentially permanently reduce the revenue anticipated to be generated by that satellite. In addition, if the loss of satellites was material, we might not be able to accommodate customers with sufficient data to meet minimum service level agreements until replacement satellites are available, and we may not have on hand, or be able to obtain in a timely manner, the necessary funds to cover the cost of any necessary satellite replacement. In addition, appropriate launch windows for satellites in our industry are limited and may become more so as additional satellite networks and other spacecraft are launched and/or as space debris becomes more common. Coordinating with partners and regulators to reserve launch windows and prepare for launches may as a result become more difficult over time. An extended launch delay, a launch failure, launch underperformance, or a perceived launch delay could have a material adverse effect on our business prospects, financial condition, and results of operations.

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

We may experience a partial or total loss of one or more of our ground stations due to disasters such as tsunamis, tornados, floods, hurricanes, other extreme or unusual weather events, earthquakes, fires, acts of war or terrorism, or other catastrophic events. While our ground stations are able to provide overlapping geographic coverage, a failure at one or more of our ground stations could cause a delayed, partial, or complete loss of service for our customers. We may experience a failure in the necessary equipment at our ground stations, or in the communication links between our ground stations. Additionally, our ground stations are located on property that is not owned by us. A failure at any of our ground stations, facilities, or in the communications links between our facilities, or in our ability to maintain our ground station leases for any reason, could adversely affect our business, financial condition, and results of operations.

Further, we rely on third parties to perform maintenance on and repair our ground stations. If our relationship with these third parties deteriorates or the third parties become unable or unwilling to maintain the ground stations, or if there are changes in the applicable regulations that require us to give up any or all of our ownership interests in any of the ground stations, our control over our satellite data could be diminished and our business, financial condition, and results of operations could be harmed.

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

Some of our primary competitors include Orbcomm Inc. in our maritime data vertical, Aireon LLC in our aviation data vertical, and GeoOptics, Inc. in our weather data vertical, with respect to radio occultation data services. In the weather industry, we also compete more broadly with analytics companies and government agencies such as AccuWeather, Inc., Weathernews Inc., MeteoGroup (acquired by DTN, LLC), ClimaCell, Inc., the European Centre for Medium-Range Weather Forecasts (“ECMWF”), the National Oceanic and Atmospheric Administration ("NOAA"), and The Weather Company.

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

Conditions in our markets could change rapidly and significantly as a result of technological advancements, the emergence of new entrants into the market, partnering or acquisitions by our competitors, or continuing market consolidation. New innovative start-up companies and competitors that are making significant investments in research and development may invent similar or superior offerings and technologies that compete with our offerings. In addition to satellite-based competitors, terrestrial data service providers could further expand into rural and remote areas and provide some of the same general types of offerings that we provide. Potential customers may also believe that substitute technologies that have similar functionality or features as our platform are sufficient for their needs, or they may believe that point solutions that address narrower industry segments overall are nonetheless adequate for their needs. Some of our current or potential competitors have made or could make acquisitions of businesses or establish cooperative relationships that may allow them to offer more directly competitive and comprehensive offerings than were previously offered and may adapt more quickly to new technologies and customer needs. As a result of such acquisitions, our current or potential competitors may be able to accelerate the adoption of new technologies that better address customer needs, devote greater resources to bring these products and services to market, initiate or withstand substantial price competition, or develop and expand their product and service offerings more quickly than us. These competitive pressures in our market or our failure to compete effectively may result in fewer orders, reduced revenue and margins, and loss of market share. In addition, it is possible that industry consolidation may impact customers’ perceptions of the viability of smaller or even mid-size companies and consequently reduce customers’ willingness to purchase from such firms.

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

At times, competitors may adopt trade names or trademarks similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. Additionally, our registered or unregistered trademarks or trade names may be challenged, infringed, circumvented, or declared generic or determined to be infringing on other marks, or if we are otherwise unable to establish name recognition based on our trademarks and trade names, then we may not be able to compete effectively and our business may be adversely affected. The promotion of our brand requires us to make substantial expenditures, and we anticipate that the expenditures will increase as our market becomes more competitive, as we expand into new geographies and markets, and as more sales are generated through our channel partners. We may not realize any increase in revenue from such brand promotion initiatives, or any increase in revenue may not offset the increased expenses we incur. If we do not successfully maintain and enhance our reputation and brand, our business, financial condition, and results of operations would be adversely affected.

Rapid and significant technological changes in the satellite industry or the introduction of a new service solution to the market that reduces or eliminates our service performance advantage may harm our business, financial condition, and results of operations.

The satellite communications industry is subject to rapid advances and innovations in technology. We may face competition in the future from companies using new service solutions, innovative technologies, and equipment, including new low earth orbit constellations and expansion of existing geostationary satellite systems or new technology that could eliminate the need for a satellite system. New service solutions and technologies could render our offerings obsolete or less competitive by satisfying customer demand in more attractive ways or through the introduction of incompatible standards. For example, if new transmitters are deployed that emit in the same frequencies as automatic identification system (“AIS”), they might cause our AIS services to be severely compromised or disabled, or alternatively, if a material number of vessels were to turn off their AIS transmitting devices during their voyages, then this would reduce the utility of our AIS data services. Particular technological developments that could adversely affect us include the deployment by our competitors of new satellites with greater power, flexibility, efficiency, or capabilities, as well as continuing improvements in terrestrial technologies. In order for our business to keep pace with technological changes and remain competitive, we may need to make significant capital expenditures, including capital to design and launch new platform features and services. New technologies may also be protected by patents or other intellectual property laws and therefore may not be available for us to use. Any failure to implement new technology within our platform may compromise our ability to compete.

We believe that our Space Services and system solutions for our aviation, maritime, and weather verticals provide a competitive performance solution in the market, which in turn factors into our ability to generate market share and revenues and margins. There is a risk that a competitor in the future may conceive of and implement a different technology solution that would approach or exceed the performance capability of our solutions, which would adversely affect our revenues, margin and market share.

For certain of our offerings, we are dependent on the continued operation of and access to allocated bands in the radio frequency spectrum and various GNSS systems. Any curtailment of the operating capability of these systems or limitations on our access to, or use of, the signals, or discontinuance of service could result in degradation of our services or performance and may have an adverse effect on our business.

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

Our quarterly results of operations fluctuate, in part, because of the resource-intensive nature of our sales efforts and the length and variability of our sales cycle for certain of our offerings, such as our project-based services, and for certain of our customers, such as government departments and agencies. The length of our sales cycle, from initial contact with our sales team to a contractual commitment from a customer, can also vary substantially from customer to customer based on customer size, industry, maturity, profitability, whether we are launching a new solution, and deal complexity and customization. Our sales cycle can vary considerably and may be lengthened and made more uncertain by regional or global events, such as the COVID-19 pandemic, inflation, rising interest rates and other global economic and political uncertainties. Such events have resulted in and may continue to cause a general reduction in spending on data by our customers, which will further affect our ability to estimate not only the length of the sales cycle, but also the anticipated size of potential subscriptions. Further, our sales cycle may lengthen as we continue to focus our sales efforts on large enterprises and on our Space Services. For example, large organizations often undertake a significant evaluation process that results in a lengthy sales cycle, and product purchases by large organizations are frequently subject to budget constraints, multiple approvals and administrative, processing and other delays.

In addition, our results of operations depend, in part, on subscription renewals from customers and increasing sales and upgrades to our existing customers, which may also be reduced or delayed as a result of regional or global events. If a customer does not renew on time or as expected, it can negatively affect our revenue for a given period. It is difficult to predict whether or exactly when we will make a sale to a potential customer or if we can renew or increase sales to our existing customers. As a result, initial sales or renewals have, in some cases, occurred in quarters subsequent to what we anticipated, or have not occurred at all. We may in the future make changes to our subscription model, which may affect the length of our sales cycle and our ability to predict the length of our sales cycle or the anticipated size of potential subscriptions. The loss or delay of one or more transactions in a quarter could impact our results of operations for that quarter and any future quarters for which revenue from that transaction is delayed.

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

In addition, we spend significant amounts on advertising and other marketing campaigns to acquire new customers. While we seek to deploy our marketing strategies in a manner most likely to encourage efficient customer acquisition, we may fail to identify marketing opportunities that satisfy our anticipated return on marketing spend as we scale our investments in marketing, and may fail to accurately predict customer acquisition and behavior. If any of our advertising and other marketing campaigns prove less successful than anticipated in attracting new customers, our business, financial condition and results of operations could be adversely affected. There can be no assurance that our marketing efforts will result in increased sales.

The COVID-19 pandemic has also changed the way we interact with our customers and prospective customers. We have, and may continue to, alter, postpone, or cancel planned customer, employee, and industry events or shift them to a virtual only format. Our results of operations may suffer if sales and marketing personnel are unable to maintain the same level of productivity while working remotely during the COVID-19 pandemic. As of September 30, 2022, our employees are permitted to come into the office in accordance with all applicable local, State and Federal guidelines and regulations. We may also have to reinstate work-from-home requirements in response to further changes in local regulations in connection with developments in the COVID-19 pandemic. These and other changes in the ways in which we interact with and market to our customers and prospective customers could adversely impact our business if they prove to be less effective than in-person events.

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

Our continued growth depends, in part, on our ability to cost-effectively acquire new customers. Numerous factors, however, may impede our ability to add new customers, including our failure to attract, effectively train, retain, and motivate sales and marketing personnel, our failure to develop or expand relationships with third parties, our inability to convert initial usage into ongoing utilization of our solutions, and our failure to successfully deliver our services and provide quality customer support once delivered.

Our success also depends, in part, on our customers renewing their subscriptions when existing contract terms expire, and our ability to expand our relationships with our existing customers. Our customers have no obligation to renew or upgrade their subscriptions, and in the normal course of business, some customers have elected not to renew. In addition, our customers may decide not to renew their subscriptions with a similar contract period or at the same prices or terms or may decide to downgrade their subscriptions. For example, the impact of the COVID-19 pandemic on the economy in general or on specific customers has caused, and may in the future cause, customers to defer services to a subsequent year or request concessions including extended payments terms or better pricing. We believe that the COVID-19 pandemic has also resulted in longer and unpredictable sales cycles and caused delays in renewal, upgrade, or expansion decisions for some of our existing customers, has reduced effectiveness of our sales and marketing efforts, and has reduced the duration of subscriptions. In addition, the COVID-19 pandemic could result in increased customer churn, a lengthening of our sales cycle with some of our potential customers, or reduced contract value with prospective or existing customers. Our customer retention or our customers’ use of our platform may decline or fluctuate as a result of a number of factors, including our customers’ satisfaction with our platform and our customer support, our subscription model, our project-based services model, the prices, features, or perceived value of competing offerings, changes to our offerings, or general economic conditions. We will need to continue to maintain or improve our ARR Net Retention Rate to support our growth, and our ability to expand our relationships with customers may require more sophisticated and costly sales efforts. If our customers’ renewals or expansions fall below expectations, and as a result our ARR Net Retention Rate decreases, our business, financial condition, and results of operations would be adversely affected.

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

We also rely on a number of third-party data, software, and services to manage and operate our business, including L3Harris, FleetMon provided by JAKOTA Cruise Systems GmbH, Exmile Solutions Ltd. (Marine Traffic), IHS Global Ltd., NAVTOR AS, AirNav, LLC, NOAA, ECMWF, HubSpot, Inc., AWS, Ohio State University, Google Services, R-Systems, and NetSuite provided by Oracle Corporation. The data, software, and services provided by these third parties are critical to our ability to increase our sales to customers, operate and maintain our platform, and accurately maintain books and records. Any disruption in these services could reduce the quality or volume of data we are able to provide to our customers, impair our ability to execute on our operating plan, and disrupt our business. Further, if these services cease to be available to us on commercially reasonable terms, or at all, we may be required to use additional or alternative services, or to develop additional capabilities within our business, any of which may not be available or could require significant resources and adversely affect our business, financial condition, and results of operations.

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

We currently manufacture our satellites in-house at a single manufacturing facility in the United Kingdom. The availability of our services depends on the continuing operation of our satellite manufacturing infrastructure and operations. Any impairment such as downtime, damage to, or failure of our manufacturing facility could result in interruptions in our production of satellites, which could materially affect our business. Our manufacturing facility may become capacity-constrained or could face financial difficulties as a result of a surge in demand for additional satellites, a natural disaster, or other event, including the impacts of the COVID-19 pandemic. Our manufacturing site is vulnerable to damage or interruption from floods, fires, power loss, or aging infrastructure. An infrastructure failure could result in the destruction of satellites under construction or inventory, manufacturing delays, or additional costs incurred, and we do not maintain back-up manufacturing facilities or operations. Although we may be able to replace or supplement the satellite manufacturing process with third-party manufacturers, there could be a substantial period of time in which new satellites would not be manufactured. Further, any new relationship may involve higher costs and delays in development and delivery. We may also encounter technical challenges in successfully replicating the manufacturing processes in another facility or with a third-party. The occurrence of any of the foregoing could result in lengthy interruptions in our production and launch of our satellites which could materially affect our business, financial condition, and results of operations.

We are dependent on third parties to launch our satellites into space, and any launch delay, malfunction, or failure could have a material adverse impact to our business, financial condition, and results of operations.

We are dependent on third-party launch service providers, including, among others, Space Exploration Technology Corp., Nanoracks LLC, Exolaunch GmbH, Virgin Orbit, LLC, Astra Space, Inc., and Spaceflight, Inc. Currently, the number of companies who offer launch services is limited, and if this sector fails to grow or experiences consolidation among current providers, we may not be able to secure space on a launch vehicle or may incur higher prices for such space. This could cause delays in our ability to meet our customers’ needs or an increase in the price for our offerings, adversely affecting our business, financial condition, and results of operations.

The technology related to launch capabilities is evolving rapidly as existing launch providers iterate on their existing capabilities and new providers enter the market. Our launch partners may encounter launch, deployment, or in-orbit delays or failures, leading to the damage or complete loss of our satellites, including customer assets. In the event that a launch is delayed, our timing for the recognition of revenue tied to customer acceptance of project-based deliverables may similarly be delayed. Launch delays are common in our industry, and they could negatively impact our financial statements or earnings for a given time period.

Our international operations and continued international expansion subject us to additional costs and risks, which could adversely affect our business, financial condition, and results of operations.

Our business and our business objectives are inherently worldwide. As such, our growth strategy depends, in part, on our continued international expansion. We are continuing to adapt to and develop strategies to address international markets, but there is no guarantee that such efforts will be successful. In addition, efforts to expand our platform in certain foreign countries may be complicated, constrained, or even prohibited due to legal requirements we must comply with in the United States or other jurisdictions that may conflict with legal requirements in the new country’s markets to which we seek access.

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
•
differing labor regulations, especially in the EU, where labor laws are often more favorable to employees;
•
greater risks of unexpected changes in regulatory practices, tariffs, trade disputes, and tax laws and treaties, particularly due to the United Kingdom’s exit from the EU;
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
•
general economic and political conditions in these foreign markets, including political and economic instability in some countries, such as the conflict in Ukraine, and its impacts on the region and the regional global economy;
•
foreign exchange controls or tax regulations that might prevent us from repatriating cash earned outside the United States; and
•
double taxation of our international earnings and potentially adverse tax consequences due to changes in the tax laws of the United States or the foreign jurisdictions in which we operate.

These and other factors could harm our ability to generate revenue outside of the United States and/or could result in increased expenses and liabilities, and, consequently, adversely affect our business, financial condition, and results of operations.

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

If we experience greater than anticipated costs to integrate, or are not able to successfully integrate, exactEarth into our existing operations, we may not be able to achieve the anticipated benefits of the Acquisition, including cost savings and other synergies and growth opportunities. Even if the integration of exactEarth’s business is successful, we may not realize all of the anticipated benefits of the Acquisition during the anticipated time frame, or at all. For example, under the terms of the L3Harris Agreement, as amended on January 21, 2020, exactEarth is required to pay a fixed fee of $358,000 per month and to share 30% of its revenues from S-AIS data products in excess of $16.0 million annually. Under this agreement, exactEarth may pay a substantial portion of revenue associated with legacy exactEarth customers, or other customers to which exactEarth agrees to sell or Spire agrees to re-sell such data, to L3Harris, which means that the amount of incremental revenue that accrues to the Spire company group as a result of the Acquisition will be reduced. Also, events outside our control, such as changes in regulations and laws, as well as economic trends, including as a result of the COVID-19 pandemic, could adversely affect our ability to realize the expected benefits from the Acquisition.

In addition, the L3Harris Agreement contains certain restrictive covenants which restrict exactEarth from certain activities, such as selling the L3Harris AIS data to the U.S. federal government, or competing with L3Harris by engaging in certain activities related to the creation or sale of high frequency data services similar to those offered by the Real-Time Second-Generation Constellation, or products containing or derived therefrom, other than as contemplated by the L3Harris Agreement. These restrictions may prevent exactEarth from entering into possible beneficial arrangements, and may limit the benefits we are able to realize as a result of the Acquisition. In addition, if we are engaged in disputes with L3Harris as a result of operations that are perceived to violate these restrictions, it could adversely affect our business, financial condition and our operations.

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

For all of these reasons, we may not be able to achieve the anticipated benefits of the Acquisition, which could adversely affect our business, financial condition, and results of operations, and could cause the price of our common stock to decline.

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

Prolonged economic uncertainties or downturns could adversely affect our business, financial condition, and results of operations. Negative conditions in the general economy in either the United States or abroad, including conditions resulting from financial and credit market fluctuations, increased inflation and interest rates, changes in economic policy, trade uncertainty, including changes in tariffs, sanctions, international treaties, and other trade restrictions, the occurrence of a natural disaster or global public health crisis, such as the COVID-19 pandemic, or armed conflicts, could continue to cause a decrease in corporate spending on data offerings in general and negatively affect the growth of our business.

These conditions could make it extremely difficult for us and our customers to forecast and plan future business activities accurately and could cause our customers to reevaluate their decision to purchase our offerings, which could delay and lengthen our sales cycles or result in cancellations. For example, the impact of the COVID-19 pandemic on the current economic environment has caused and may in the future cause our customers to reduce their spending on, or the duration of, their contracts with us, or request concessions including extended payment terms or better pricing. Further, during challenging economic times, our customers may face issues in gaining timely access to sufficient credit, which could result in an impairment of their ability to make timely payments to us, if at all. If that were to occur, we may be required to increase our allowance for doubtful accounts, which would adversely affect our results of operations.

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

We cannot predict the timing, strength, or duration of any economic slowdown, downturn, instability, or recovery, generally or within any particular industry or geography. Any downturn of the general economy or industries in which we operate would adversely affect our business, financial condition, and results of operations.

Our business could be adversely affected by pandemics, natural disasters, political crises, or other unexpected events.

We are vulnerable to natural disasters and significant disruptions including tsunamis, tornados, floods, hurricanes, other extreme or unusual weather conditions, earthquakes, fires, water shortages, epidemics or pandemics, acts of war or terrorism or disruptive political events where our facilities or the launch facilities of our transport partners are located, or where our third-party suppliers’ facilities are located, power shortages and blackouts, aging infrastructure and telecommunications failures. Further, climate change has, and may continue to, increase the rate, size, and scope of natural disasters. In the event of such a natural disaster or other disruption, we could experience disruptions to our operations or the operations of suppliers, subcontractors, distributors, or customers, which could affect our ability to maintain launch schedules or fulfill our customer contracts.

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

Our success depends, in part, upon our ability to obtain, maintain, protect, and enforce our intellectual property rights, including our proprietary technology, know-how, and our brand. We rely on a combination of patents, copyrights, trademarks, service marks, trade secret laws, and contractual provisions in an effort to establish and protect our proprietary rights. However, the steps we take to obtain, maintain, protect, and enforce our intellectual property rights may be inadequate, and if we fail to protect or enforce our intellectual property rights or trade secrets adequately, our competitors might gain access to our proprietary technology and develop and commercialize similar services or technologies, and our business, financial condition, results of operations, or prospects could be adversely affected. Although we have been issued patents in the United States and Canada and have additional patent applications pending, there can be no assurance that our patent applications will result in issued patents. Even if we continue to seek patent protection in the future, we may be unable to obtain or maintain patent protection for our technology. In addition, any patents issued from pending or future patent applications or that are licensed to us in the future may not provide us with competitive advantages or may be successfully challenged by third parties. Any of our patents, trademarks, or other intellectual property rights may be challenged or circumvented by others or invalidated or held unenforceable through administrative process or litigation in the United States, Canada, or in other foreign jurisdictions. There can be no guarantee that others will not infringe on our trademarks or patents, independently develop offerings that are similar to our intellectual property or trade secrets, duplicate any of our offerings, or design around our patents or other intellectual property rights. Further, legal standards relating to the validity, enforceability, and scope of protection of intellectual property rights may be uncertain. Moreover, policing unauthorized use of our technologies, trade secrets, and intellectual property may be difficult, expensive, and time-consuming, particularly in foreign countries where the laws may not be as protective of intellectual property rights as those in the United States and where mechanisms for enforcement of intellectual property rights may be weak. Accordingly, despite our efforts, we may be unable to prevent third parties from infringing upon, misappropriating, or otherwise violating our intellectual property rights.

We rely, in part, on trade secrets, proprietary know-how, and other confidential information to maintain our competitive position. While we generally enter into confidentiality and invention assignment agreements with our employees and consultants and enter into confidentiality agreements with third parties, including the parties with whom we have strategic relationships and business alliances, these agreements may not be effective in controlling access to, distribution, use, misuse, misappropriation, reverse engineering, or disclosure of our proprietary information, know-how, and trade secrets. Further, these agreements do not prevent our competitors or partners from independently developing offerings that are substantially equivalent or superior to our offerings. These agreements may be breached, and we may not have adequate remedies for any such breach. Enforcing a claim that a party violated confidentiality obligations or illegally disclosed or misappropriated a trade secret or know-how is difficult, expensive and time consuming, and the outcome is unpredictable. In addition, some courts inside and outside the United States are less willing or unwilling to protect trade secrets and know-how.

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

Any claim of infringement by a third-party, even those without merit, against us or for which we are required to provide indemnification could cause us to incur substantial costs defending against the claim, could distract our management from our business, and could require us to cease or modify our use of such intellectual property. Further, because of the substantial amount of discovery required in connection with intellectual property litigation, we risk compromising our confidential information during this type of litigation. We may be required to make substantial payments for legal fees, settlement fees, damages, royalties, or other fees in connection with a claimant securing a judgment against it, we may be subject to an injunction or other restrictions that cause us to cease commercializing certain aspects of our business and technology, we may be required to redesign any allegedly infringing portion of our services and technology, or we may agree to a settlement that prevents us from commercializing certain aspects of our services or technology, any of which could adversely affect our business, financial condition, and results of operations. Moreover, there could be public announcements of the results of hearings, motions or other interim proceedings or developments and if securities analysts or investors perceive these results to be negative, it would have a substantial adverse effect on our business, results of operations, or the market price of our common stock.

With respect to any intellectual property rights claim, we may have to seek out a license to continue operations found to be in violation of such rights, which may not be available on favorable or commercially reasonable terms and may significantly increase our operating expenses. Some such licenses may be non-exclusive, and therefore our competitors may have access to the same technology licensed to us. If a third-party does not offer us a license to our intellectual property on commercially reasonable terms, or at all, we may be required to develop alternative, non-infringing technology, which could require significant time (during which we would be unable to continue to offer our affected features), effort, and expense, and may ultimately not be successful. Any of these events would adversely affect our business, financial condition, and results of operations.

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

Although we monitor our use of open source software to avoid subjecting our platform to conditions we do not intend, the terms of many open source licenses have not been interpreted by U.S. or foreign courts, and there is a risk that these licenses could be construed in a way that could impose unanticipated conditions or restrictions on our ability to provide or distribute our platform. From time to time, there have been claims challenging the ownership of open source software against companies that incorporate open source software into their platform, and the licensors of such open source software provide no warranties or indemnities with respect to such claims. As a result, we and our customers could be subject to lawsuits by parties claiming ownership of what we believe to be open source software. Moreover, we cannot assure that our processes for controlling our use of open source software in our platform will be effective. If we are held to have breached or failed to fully comply with all the terms and conditions of an open source software license, or if an author or other third-party that distributes such open source software were to allege that we had not complied with the conditions of one or more of these licenses, we could be required to incur significant legal expenses defending against such allegations, could be subject to significant direct or indirect damages, enjoined from the sale of subscriptions to our platform or other liability, or be required to seek costly licenses from third parties to continue providing our platform on terms that are not economically feasible, to re-engineer our platform, to discontinue or delay the provision of our platform if re-engineering could not be accomplished on a timely basis, or to make generally available, in source code form, our proprietary code, any of which would adversely affect our business, financial condition, and results of operations.

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

In addition, we incorporate terrestrial data sets from third parties into our solutions and subscription services. We rely on such third parties to provide accurate supplementary data sets that we can utilize to deliver comprehensive data and analytics to our customers. If we are unable to obtain the necessary data sets from third parties on commercially reasonable terms or at all or if we experience errors or delays in receiving these data sets, our customers may have a negative experience with our platform, our brand and reputation may be adversely affected and our customers may be less inclined to continue utilizing our platform or to recommend it to other potential customers. Similarly, if we are unable to purchase terrestrial data sets from third parties now, or in the future, on commercially reasonable terms or at all, we may be forced to produce terrestrial data sets ourselves, which we may be unable to do in a commercially feasible manner, or at all, which would adversely affect our business, financial condition, and results of operations.

Any actual or perceived security or privacy breach or incident could interrupt our operations, harm our reputation and brand, result in financial exposure, and lead to loss of user confidence in us or decreased use of our platform, any of which could adversely affect our business, financial condition, and results of operations.

The use of our platform involves the collection, storage, processing, and transmission of customers’ data. In addition, we collect, process, store, and transmit our own data as part of our business operations. Our data or our customers’ data may include personal data or confidential or proprietary information. Increasingly, threats from computer malware, ransomware, viruses, social engineering (including phishing attacks), denial of service or other attacks, employee theft or misuse, and general hacking have become more prevalent in our industry. Any security breaches or other incidents owing to these or other causes could result in loss of or unauthorized access to, damage to, disablement or encryption of, use or misuse of, disclosure of, modification of, or destruction or other unauthorized processing of, our data or our customers’ data, or disrupt our ability to operate our platform for a lengthy period of time. Any actual or perceived security breach or incident could interrupt our operations, harm our reputation and brand, result in remediation and cybersecurity protection costs, result in lost revenue, lead to litigation and legal risks, increase our insurance premiums, result in other financial exposure, lead to loss of user confidence in us or decreased use of our platform, and otherwise damage our competitiveness, business, financial condition, and results of operations. The conflict in Ukraine and associated activities in Ukraine and Russia may increase the risk of cyberattacks on various types of infrastructure and operations. We believe those risks may be particularly heightened for us and other providers of satellite infrastructure and space operations, and that we face heightened risks of cyberattacks and other attacks on our infrastructure, systems, and operations in connection with the conflict in Ukraine and associated activities in Ukraine and Russia.

Our security measures or those of our third-party service providers could be insufficient or breached or otherwise fail as a result of third-party action, employee errors, technological limitations, defects, vulnerabilities in our offerings or those of our third-party service providers, malfeasance, or otherwise. Additionally, with many of our employees currently working remotely due to the COVID-19 pandemic, we may be exposed to increased risks of security breaches or other incidents and have seen an increase in phishing attempts and spam emails. We may need to enhance the security of our platform, our systems, our data, and the other data we maintain or that we or our third-party service providers maintain or otherwise process, and our internal IT infrastructure, which may require additional resources and may not be successful. Furthermore, because we do not control our third-party service providers and our ability to monitor their data security is limited, we cannot ensure the security measures they take will be sufficient to protect our platform or IT infrastructure or our and our customers’ data. There can be no assurance that any security measures that we or our third-party service providers have implemented will be effective against current or future security threats. Our security measures or those of our third-party service providers could fail and result in loss of our unauthorized access to, damage to, disablement or encryption of, use or misuse of, disclosure of, modification of, or destruction of, or otherwise unauthorized processing of, such data. Further, because there are many different security breach and other cyberattack techniques and such techniques continue to become more sophisticated, frequent and adaptive and are generally not detected until after an incident has occurred, we may be unable to implement adequate preventative measures, anticipate attempted security breaches or other incidents, or react in a timely manner.

Any security breach or other incident that we or our third-party service providers experience, or the perception that one has occurred, could result in a loss of customer confidence in the security of our platform, harm our reputation and brand, reduce the demand for our platform, disrupt normal business operations, require us to spend material resources to investigate or correct the breach or incident and to prevent future security breaches and incidents, expose us to legal liabilities, including litigation, regulatory enforcement actions, proceedings, and orders, disputes, investigations, indemnity obligations, damages for contract breach, penalties for violation of applicable laws or regulations, other claims and liabilities, and significant costs for remediation of and otherwise responding to such breaches or other incidents, any of which could adversely affect our results of operations. In addition, our remediation efforts may not be successful. We also may face difficulty or delay in identifying, remediating, and otherwise responding to security breaches and incidents. We cannot ensure that any limitation of liability provisions in our customer and user agreements, contracts with third-party vendors and service providers, and other contracts for a security lapse or breach or other security incident would be enforceable or adequate or would otherwise protect us from any liabilities or damages with respect to any particular claim. These risks may increase as we continue to grow and collect, process, store, and transmit increasingly large amounts of data.

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

The rapidly evolving framework of privacy, data protection, data transfers, or other laws or regulations worldwide may increase our costs of compliance, subject us to claims and penalties, and limit the use and adoption of our services, any of which could adversely affect our business.

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

Further, the Data Security Law of China (“DSL”), which took effect on September 1, 2021, and the Personal Information Protection Law of China (“PIPL”), which took effect on November 1, 2021, implement comprehensive regulation of data and personal data processing activities across all industries and operations such as collecting, utilizing, processing, sharing and transferring data and personal information in and out of China. The DSL and PIPL apply not only to the processing of data within China, but also seek to regulate cross-border data transfers as well as certain activities outside of China that relate to data originating from China. Limitations imposed by the DSL and PIPL and uncertainty regarding their application in practice may impact us, our data suppliers, and the volume and quality of data that we are able to provide to our customers. Any disruption in our ability to access or transmit data as a result of the DSL and the PIPL could reduce the quality or volume of data we are able to provide to our customers, impair our ability to execute on our operating plan and disrupt our business.

In addition, domestic data privacy laws, such as the California Consumer Privacy Act ("CCPA"), which took effect in January 2020, the recently passed California Privacy Rights Act ("CPRA") and Virginia's Consumer Data Protection Act ("CDPA"), each of which take effect January 1, 2023, the Colorado Privacy Act (the “CPA”), which takes effect July 1, 2023, and the Utah Consumer Privacy Act (the "UCPA"), continue to evolve and could expose us to further regulatory or operational burdens. Some countries also are considering or have passed legislation requiring local storage and processing of data, or similar requirements, which could increase the cost and complexity of delivering our platform and other aspects of our operations. Complying with the GDPR, UK GDPR, DSL, PIPL, CCPA, CPRA, CDPA, CPA, UCPA, or other laws, regulations, amendments to or re-interpretations of existing laws and regulations, and contractual or other actual or alleged obligations relating to privacy, data protection, data transfers, data localization, or information security may require us to make changes to our services to enable us, our data suppliers or our customers to meet new legal requirements, incur substantial operational costs, modify our data practices and policies, engage in additional contractual negotiations, and restrict our business operations.

The interpretation and enforcement of the laws and regulations described above are uncertain and subject to change, and may require substantial costs to monitor and implement compliance with current or additional requirements. Any actual or perceived failure by us to comply with these laws, regulations, or other obligations may lead to significant fines, penalties, regulatory investigations and enforcement actions, lawsuits, significant costs for remediation, damage to our reputation, or other liabilities.

In addition to government activity, privacy advocacy and other industry groups have established or may establish self-regulatory standards that may place additional burdens on our ability to provide our services globally, and which we may comply with or face asserted or actual obligations to comply with. Our customers also may require or expect us to meet certain voluntary certification and other standards established by third parties. If we are unable to maintain these certifications or meet these standards, it could adversely affect our ability to provide our services to certain customers and could harm our business. Furthermore, the uncertain and shifting regulatory environment may cause concerns regarding data privacy and may cause our customers or our customers’ customers to resist providing the data necessary to allow our customers to use our services effectively. Even the perception that the privacy of personal information is not satisfactorily protected or that our maintenance or processing of such information does not meet regulatory requirements could inhibit sales of our services and limit adoption of our platform.

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

AWS is a third-party provider of cloud infrastructure services. We outsource substantially all of the infrastructure relating to our platform to AWS. Our customers need to be able to access our platform at any time, without interruption or degradation of performance. Our platform depends, in significant part, on the virtual cloud infrastructure hosted in AWS. Although we have disaster recovery plans that utilize multiple AWS locations, any incident affecting their infrastructure that may be caused by tsunamis, tornados, floods, hurricanes, other extreme or unusual weather events, earthquakes, fires, acts of war or terrorism, or other catastrophic events, power loss, telecommunications failures, cyberattacks, and other similar events beyond our control, could adversely affect our cloud-native platform. Additionally, AWS may experience threats or attacks from computer malware, ransomware, viruses, social engineering (including phishing attacks), denial of service or other attacks. In addition, employee theft or misuse and general hacking have become more prevalent in our industry. Any of these security incidents could result in unauthorized access to, damage to, disablement or encryption of, use or misuse of, disclosure of, modification of, destruction of, or loss of our data or our customers’ data or disrupt our ability to provide our platform or service. A prolonged AWS service disruption affecting our platform for any of the foregoing reasons would adversely impact our ability to serve our customers and could damage our reputation with current and potential customers, expose us to liability, result in substantial costs for remediation, cause us to lose customers, or otherwise harm our business, financial condition, or results of operations. We may also incur significant costs for using alternative hosting sources or taking other actions in preparation for, or in reaction to, events that damage the AWS services we use.

Our end-user license agreement with AWS may be terminated by AWS or us with or without cause subject to at least 30 days’ advance notice. Termination upon a material breach is subject to providing the breaching party prior notice and a 30-day cure period. AWS may terminate the agreement immediately upon notice if (i) our subscription has been suspended, (ii) AWS can no longer provide the services due to changes in software or other technology, or (iii) required by law or other government entities. In the event that our AWS service agreement is terminated, there is elimination of AWS services or features that we utilize, or there is damage to such facilities, we would experience interruptions in access to our platform as well as significant delays and additional expense in arranging for or creating new facilities or re-architecting our platform for deployment on a different cloud infrastructure service provider, which would adversely affect our business, financial condition, and results of operations.

Risks Related to Legal and Regulatory Matters

We have been involved, and may in the future become involved, in claims, lawsuits, government investigations, and other proceedings that could adversely affect our business, financial condition, and results of operations.

From time to time, we have been involved, and may in the future become involved, in various legal proceedings relating to matters incidental to the ordinary course of our business, including intellectual property, commercial, employment, class action, whistleblower, and other litigation and claims, and governmental and other regulatory investigations and proceedings. Any claims against us, whether meritorious or not, could be time-consuming, result in costly litigation, be harmful to our reputation, require significant management attention, and divert significant resources. In addition, the expense of litigation and the timing of this expense from period to period are difficult to estimate and subject to change. The risk of litigation may be heightened among public companies, like us, that have recently undergone a merger with a special purpose acquisition company, as well as for companies, like us, that have recently restated their financial statements.

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

Our failure to provide services in accordance with the terms of our licenses, or our failure to operate our satellites or ground stations as required by our licenses and applicable laws and government regulations, could result in the imposition of government sanctions on us, including the suspension or cancellation of our licenses. Our failure or delay in obtaining the approvals required to operate in other countries would limit or delay our ability to expand our operations into those countries. Our failure to obtain industry-standard or government-required certifications for our services could compromise our ability to generate revenue and conduct our business in other countries. Any imposition of sanctions, loss of license, or failure to obtain the authorizations necessary to use our assigned radio frequency spectrum and to distribute our services in the United States or foreign jurisdictions could cause us to lose sales, hurt our reputation and impair our ability to pursue our business plan.

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

The results of any such claims, lawsuits, arbitration proceedings, government investigations, or other legal or regulatory proceedings cannot be predicted with any degree of certainty. Any claims against us, whether meritorious or not, could be time-consuming, result in costly litigation, be harmful to our reputation, require significant management attention, and divert significant resources. Determining reserves for claims against us is a complex and fact-intensive process that requires significant subjective judgment and speculation, and significant adjustments to reserves may have to be made in subsequent periods. It is possible that a resolution of one or more such proceedings could result in substantial damages, settlement costs, fines, and penalties that could adversely affect our business, financial condition, and results of operations. These proceedings could also result in harm to our reputation and brand, sanctions, consent decrees, injunctions, or other orders requiring a change in our business practices. Any of these consequences could adversely affect our business, financial condition, and results of operations. Further, under certain circumstances, we have contractual and other legal obligations to indemnify and to incur legal expenses on behalf of our business and commercial partners and current and former directors and officers.

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

In some cases, we rely upon partners or persons with whom we do business to obtain and maintain required non-U.S. regulatory approvals. However, if we or our partners do not maintain the authorizations necessary to operate our platform, we will not be able to operate the satellites covered by those authorizations, unless we obtain authorization from another licensing jurisdiction. In addition, some of our authorizations provide waivers of regulations. If we do not maintain these waivers, we will be subject to operational restrictions or interference that will affect our use of existing satellites. Loss of a satellite authorization could cause us to lose the revenue from services provided by that satellite at a particular orbital location or using a particular frequency band, to the extent these services cannot be provided by satellites at other orbital locations or with a different frequency band.

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

Obtaining the necessary export license for a particular sale or offering may not be possible, may be time-consuming, and may result in the delay or loss of sales opportunities. In addition, compliance with the directives of the Directorate of Defense Trade Controls ("DDTC") may result in substantial expenses and diversion of management attention. Any failure to adequately address the directives of DDTC could result in civil fines or suspension or loss of our export privileges, any of which could materially adversely affect our business, financial condition, results of operations and growth prospects. Further, U.S. export control laws and economic sanctions as well as similar laws and regulations in other jurisdictions prohibit the export of offerings to certain U.S. embargoed or sanctioned countries, governments, and persons, as well as for prohibited end-uses. We have failed, and may in the future fail, to secure or maintain at all times all required export authorizations, which could have negative consequences on our business, including reputational harm, government investigations and civil and criminal penalties. Additionally, monitoring and ensuring compliance with these complex export control laws, regulations and sanctions is particularly challenging because our offerings are widely distributed throughout the world. Any failure by us or our partners to comply with all relevant export laws and regulations could have negative consequences for us, including reputational harm, government investigations and penalties.

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

We are subject to the FCPA, the U.K. Bribery Act 2010, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, and other anti-corruption, anti-bribery, and anti-money laundering laws and regulations in the jurisdictions in which we have offices or do business, both domestic and abroad. These laws and regulations generally prohibit companies and their employees, business partners, third-party intermediaries, representatives, and agents from authorizing, offering, or providing, directly or indirectly, improper payments to government officials, political candidates, political parties, or commercial partners for the purpose of obtaining or retaining business or securing an improper business advantage.

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

Domestic and international tax laws and regulations, and changes to such tax laws and regulations, could adversely affect our business, financial condition, and results of operations.

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

As we expand the scale of our international business activities, U.S. or foreign taxation of such activities may increase our worldwide effective tax rate and harm our business, financial condition, and results of operations.

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

In addition, our federal and state Net Operating Losses and certain tax credits may be subject to significant limitations under Section 382 and Section 383, respectively, of the Internal Revenue Code of 1986, as amended (the “Code”), and similar provisions under state law. In general, under those sections of the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes, such as research and development tax credits, to offset its post-change income or tax liability may be limited. In general, an “ownership change” will occur if there is a cumulative change in our ownership by “5-percent stockholders” that exceeds 50 percentage points over a rolling three-year period. Future changes in our stock ownership, which may be outside of our control, may trigger an ownership change. Similar provisions of state tax law may also apply to limit our use of our accumulated state tax attributes. As a result, even if we earn net taxable income in the future, our ability to use our or Legacy Spire’s Net Operating Losses and other tax attributes to offset such taxable income or tax liability may be subject to limitations, which could potentially adversely affect our cash flows and result in increased future income tax liability.

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

We do not collect sales and use, value added, and similar taxes in all jurisdictions in which we have sales, based on our belief that such taxes are not applicable. Sales and use, value added, and similar tax laws and rates vary greatly by jurisdiction. Certain jurisdictions in which we do not collect such taxes may assert that such taxes are applicable, which could result in tax assessments, penalties, and interest, and we may be required to collect such taxes in the future. Such tax assessments, penalties, interest, or future requirements could adversely affect our financial condition and results of operations.

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

We face fluctuations in currency exchange rates, which could adversely affect our financial condition and results of operations.

We are subject to fluctuations in currency exchange rates, and ss we continue to expand internationally, we will become more exposed to such fluctuations. A portion of our operating expenses are incurred outside of the United States and denominated in foreign currencies. The strengthening of the U.S. dollar relative to foreign currencies in the nine months ended September 30, 2022 increased the real cost of our platform for those customers paying in U.S. dollars outside of the United States, which could lead to the lengthening of our sales cycle or reduced demand for our platform. The fluctuations in currency exchange rates could increase the cost of expenses such as payroll, utilities, tax, and marketing expenses, as well as overseas capital expenditures. As we continue our international expansion, increased international sales may result in foreign currency denominated sales, increasing our foreign currency risk. Moreover, this continued expansion will increase operating expenses incurred outside the United States and denominated in foreign currencies. To date, we have not entered into any hedging transactions in an effort to reduce our exposure to foreign currency exchange risk. While we may decide to enter into hedging transactions in the future, the availability and effectiveness of these hedging transactions may be limited and we may not be able to successfully hedge our exposure, which would adversely affect our business, financial condition, and results of operations.

Our results of operations may be adversely affected by changes in accounting principles applicable to us.

GAAP is subject to interpretation by the Financial Accounting Standards Board, the SEC, and other various bodies formed to promulgate and interpret appropriate accounting principles. Changes in accounting principles applicable to us, or varying interpretations of current accounting principles, in particular, with respect to revenue recognition of our solutions, could have a significant effect on our reported results of operations. Further, any difficulties in the implementation of changes in accounting principles, including the ability to modify our accounting systems, could cause us to fail to meet our financial reporting obligations and/or lead to a determination of ineffective controls, which could result in regulatory discipline and harm investors’ confidence in us.

Our estimates and judgments relating to our critical accounting policies may be based on assumptions that change or prove to be incorrect, which could cause our results of operations to fall below expectations of securities analysts and investors, resulting in a decline in the market price of our common stock.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as described in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” but the estimates and assumptions involve significant subjectivity and judgment. Our estimates and judgments relating to our critical accounting policies may be based on assumptions that change or prove to be incorrect, which could cause our results of operations to fall below expectations of securities analysts and investors, resulting in a decline in the market price of our common stock.

Our failure to maintain an effective system of disclosure controls and internal control over financial reporting could impair our ability to produce timely and accurate financial statements or comply with applicable regulations.

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), and the listing standards of the NYSE. Section 404(a) of the Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are required to provide an annual management report on the effectiveness of our internal controls over financial reporting. Management must certify internal controls are designed and operating effectively through documentation and testing. The standards required for a public company under Section 404(a) are significantly more stringent than those that were required of us as a privately-held company. We are continuing to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we will file with the SEC is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that information required to be disclosed in reports under the Exchange Act is accumulated and communicated to our principal executive and financial officers. We are also continuing to improve our internal control over financial reporting. We have expended, and anticipate that we will continue to expend, significant resources in order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting.

Our current controls and any new controls that we develop may become inadequate because of changes in the conditions in our business, including increased complexity resulting from any international expansion. Further, weaknesses in our disclosure controls and our internal control over financial reporting have been identified, and others may be discovered in the future. Our management may not be able to effectively and timely implement controls and procedures that adequately respond to the increased regulatory compliance and reporting requirements. Any failure to develop or maintain effective controls, or any difficulties encountered in their implementation or improvement, could harm our results of operations or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods, such as the recent restatements of our financial statements for the periods ended September 30, 2021, December 31, 2021, March 31, 2022 and June 30, 2022. Any failure to implement and maintain effective internal control over financial reporting in a timely manner or with adequate compliance could also adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we will eventually be required to include in our periodic reports that will be filed with the SEC. Ineffective disclosure controls and procedures and internal control over financial reporting could also have a material adverse effect on our business and cause investors to lose confidence in our reported financial and other information, which would likely adversely affect the market price of our common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the NYSE.

We recently restated our financial statements for several prior periods, which resulted in unanticipated costs and may adversely affect investor confidence, our stock price, our ability to raise capital in the future and our reputation, and may result in stockholder litigation and regulatory actions.

On October 20 and 22, 2022, the Audit Committee of our Board of Directors, after discussion with management and with our independent registered public accounting firm, concluded that our previously issued consolidated financial statements as of and for the quarter and nine months ended September 30, 2021, quarter and year ended December 31, 2021, quarter ended March 31, 2022, and quarter and six months ended June 30, 2022 (the “Affected Periods”) should no longer be relied upon due to an error related to the calculation of the fair value of our contingent earnout liability in each of the Affected Periods. As a result, we have restated the financial statements for the Affected Periods.

In connection with the restatements, our management re-evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2021, December 31, 2021, March 31, 2022 and June 30, 2022 and based on that evaluation, our management concluded that our disclosure controls and procedures remained ineffective due to the unremediated material weaknesses previously disclosed, as well as the identification of an additional material weakness in internal control over financial reporting related to the restatements.

As a result, we have incurred unanticipated costs for accounting and legal fees in connection with the restatements, and the restatements may have the effect of eroding investor confidence in our company and our financial reporting and accounting practices and processes and may raise reputational issues for our business. The restatements may negatively impact the trading price of our securities and make it more difficult for us to raise capital on acceptable terms, or at all. In addition, the restatements and related material weaknesses in our internal control over financial reporting may also result in stockholder litigation against us, or adverse regulatory consequences, including investigations, penalties or suspensions by the SEC or the New York Stock Exchange. Any such regulatory consequences, litigation, claim or dispute, whether successful or not, could subject us to additional costs, divert the attention of our management, or impair our reputation. Each of these consequences could have a material adverse effect on our business, results of operations and financial condition.

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
(b)
controls to account for business combinations, including the associated valuation estimates and the completeness and accuracy of the opening balance sheet, which did not result in a misstatement to our consolidated financial statements;

(c)
controls to timely identify and account for the fair value of the contingent earnout liability, which resulted in an error in the fair value of the contingent earnout liability in, and the restatement of, our previously issued unaudited condensed consolidated financial statements as of and for each of the interim periods ended September 30, 2021, March 31, 2022 and June 30, 2022 and our consolidated financial statements as of and for the year ended December 31, 2021.

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

We are taking certain measures to remediate these material weaknesses described above as described in Part I, Item 4 of this Quarterly Report on Form 10-Q.

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

We regularly review and may adjust our processes for calculating our metrics and estimates used to make projections about our results of operations, evaluate our growth, measure our performance, and make strategic decisions. Our analysis is based on data such as renewal and upsell rates, number of new customers, average selling prices, sales pipeline analysis, sales quota targets and expected achievement, bookings, billings, number of satellites to be built and launched, number of ground stations to be built and put into service, headcount that is required to support the business, and non-headcount spending that is required to support the business. These metrics are calculated using internal company data and have not been evaluated by a third-party, and our estimates are inherently subject to assumptions and forward-looking projections. Our metrics and estimates may differ from estimates published by third parties or from similarly titled metrics of our competitors due to differences in methodology or the assumptions on which we rely. While we believe our assumptions and the data underlying our metrics and estimates are reasonable, these metrics and estimates may not be accurate and the conditions supporting our metrics and estimates may change at any time, thereby reducing the predictive accuracy of these underlying factors. For example, our metrics and estimates of the total addressable market, as well as the expected growth rate for the total addressable market, may prove to be inaccurate. Even if the markets in which we compete achieve the size estimates and growth we have forecasted, our business could fail to grow at similar rates, if at all. If securities analysts or investors do not consider our metrics or estimates to be accurate representations of our business, or if we discover material inaccuracies in our metrics or estimates, then the market price of our common stock could decline, our reputation and brand could be harmed, our actual results might diverge from our results of operations projections, and our business, financial condition, and results of operations could be adversely affected.

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
•
increase our vulnerability to adverse economic conditions, including increased interest rates;
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

In addition, the Blue Torch Financing Agreement requires that we comply with a maximum debt to annualized recurring revenue leverage ratio financial covenant tested monthly during the first two years of the Blue Torch Financing Agreement, a maximum debt to EBITDA leverage ratio financial covenant tested monthly during the third and fourth years of the Blue Torch Financing Agreement, and a minimum liquidity financial covenant tested at all times. We cannot guarantee that we will be able to maintain compliance with these various covenants or, if we fail to do so, that we will be able to obtain waivers from the lenders and/or amend the covenants. Even if we comply with all of the applicable covenants, the restrictions on the conduct of our business could adversely affect our business by, among other things, limiting our ability to take advantage of financing opportunities, mergers, acquisitions, investments, and other corporate opportunities that may be beneficial to our business.

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

Our bylaws require, to the fullest extent permitted by law, that the sole and exclusive forum for any derivative actions brought in our name, actions against directors, officers, and employees for breach of fiduciary duty, actions arising pursuant to any provision of the DGCL or our certificate of incorporation or bylaws, and actions asserting a claim governed by the internal affairs doctrine is the Court of Chancery in the State of Delaware or, if that court does not have jurisdiction, the federal district court for the District of Delaware. In addition, our bylaws provide that the federal district courts of the United States shall be the exclusive forum for the resolution of any complaint asserting a cause of action under the Securities Act of 1933, as amended (the "Securities Act") in connection with any offering of our securities. Any person or entity purchasing or otherwise acquiring any interest in our securities shall be deemed to have notice of and consented to the forum provisions in our bylaws.

These choice of forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum of its choosing for disputes with us or any of our directors, officers, other employees or stockholders, which may discourage lawsuits with respect to such claims. Alternatively, if a court were to find the choice of forum provisions contained in our bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, financial condition, and results of operations.

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

The dual-class structure of our common stock has the effect of concentrating voting power with our Legacy Spire Founders, which will limit your ability to influence the outcome of matters submitted to our stockholders for approval, including the election of our board of directors, the adoption of amendments to our certificate of incorporation and bylaws, and the approval of any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction. Our Class A common stock has one vote per share and our Class B common stock that is held only by our Legacy Spire Founders has nine votes per share. Accordingly, the Class B common stock held by the Legacy Spire Founders represents approximately 43.8% of the voting power of our outstanding capital stock in the aggregate as of September 30, 2022. Additionally, the Class A common stock and Class B common stock held by two of the Legacy Spire Founders, Peter Platzer and Theresa Condor, who are husband and wife, represents approximately 30.6% of the voting power of our outstanding capital stock in the aggregate as of September 30, 2022. As a result, Peter Platzer and Theresa Condor and the other Legacy Spire Founders will be able to determine or significantly influence any action requiring the approval of our stockholders, including the election of our board of directors, the adoption of amendments to our certificate of incorporation and bylaws, and the approval of any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction. The Legacy Spire Founders may have interests that differ from yours and may vote in a way with which you disagree, and which may be adverse to your interests. This concentrated control may have the effect of delaying, preventing, or deterring a change in control, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of the company, and might ultimately affect the market price of our common stock. Further, the separation between voting power and economic interests could cause conflicts of interest between the Legacy Spire Founders and our other stockholders, which may result in the Legacy Spire Founders undertaking, or causing us to undertake, actions that would be desirable for themselves but would not be desirable for our other stockholders. The numbers of shares and percentage interests set forth above assume that there are no future exercises of the warrants.

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
•
material weaknesses, ineffective internal control over financial reporting, ineffective disclosure controls, and restatements of our financial statements;
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

Additionally, our ability to pay cash dividends on our common stock is limited by restrictions under the terms of the Blue Torch Financing Agreement. Consequently, investors may need to rely on sales of their shares after price appreciation, which may never occur, as the only way to realize any future gains on their investment.

Warrants will become exercisable for our common stock, which would increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.

As of September 30, 2022, we had 21,794,872 warrants outstanding at a weighted average exercise price of $9.89 per share. The additional shares of common stock issued upon exercise of these warrants will result in dilution to our holders of common stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of our common stock.

Certain warrants are being accounted for as a warrant liability and changes in fair value of the warrant liability in each period are reported in earnings, which may have an adverse effect on the market price of our common stock.

Under GAAP, we are required to evaluate warrants to determine whether they should be accounted for as a warrant liability or as equity. We have concluded that certain warrants contain provisions requiring liability classification. Therefore, as described in our financial statements, we are accounting for certain warrants as a warrant liability and initially record that liability at fair value upon issuance. We record any subsequent changes in fair value as of the end of each period for which earnings are reported. The impact of changes in fair value on earnings may have an adverse effect on the market price of our common stock and may cause fluctuations in our results of operations based on factors that are outside of our control.

General Risk Factors

Operating as a public company requires us to incur substantial costs and requires substantial management attention. In addition, key members of our management team have limited experience in operating a public company.

As a public company, we incur substantial legal, accounting, administrative, and other costs and expenses that Legacy Spire did not incur as a private company. The Sarbanes-Oxley Act, including the requirements of Section 404, as well as rules and regulations subsequently implemented by the SEC, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, and the rules and regulations promulgated and to be promulgated thereunder, the PCAOB and the securities exchanges, impose additional reporting and other obligations on public companies. Compliance with public company requirements increases costs and make certain activities more time-consuming. A number of those requirements require us to carry out activities that Legacy Spire had not done previously. For example, we created new board committees and adopted new internal controls and disclosure controls and procedures. In addition, we incur expenses associated with SEC reporting requirements. Furthermore, we have identified issues in complying with those requirements, and if further issues are identified (for example, the previously-identified material weaknesses in internal control over financial reporting and if additional material weaknesses are identified), we could incur additional costs rectifying those issues, and the existence of those issues could adversely affect our reputation or investor perceptions of us. Risks associated with our status as a public company may make it more difficult to attract and retain qualified persons to serve on our board of directors or as executive officers, and director and officer liability insurance for public companies is expensive. The additional reporting and other obligations imposed by these rules and regulations have, and will continue to, increase legal and financial compliance costs and the costs of related legal, accounting, and administrative activities. These increased costs require us to divert a significant amount of money that could otherwise be used to expand the business and achieve strategic objectives. Advocacy efforts by stockholders and third parties may also prompt additional changes in governance and reporting requirements, which could further increase costs.

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

We depend on the continued contributions of our management team, key employees, and other highly skilled personnel. All of our U.S.-based employees work for us on an at-will basis, and there is no assurance that any such employee will remain with us. Our competitors may be successful in recruiting and hiring members of our management team or other key employees, and it may be difficult for us to find suitable replacements on a timely basis, on competitive terms, or at all. If we are unable to attract and retain the necessary employees, particularly in critical areas of our business, we may not achieve our strategic goals. In addition, from time to time, there may be changes in our senior management team that may be disruptive to our business. If our senior management team fails to work together effectively and to execute our plans and strategies, our business, financial condition, and results of operations could be adversely affected.

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

The trading market for our securities may be influenced by the research and reports that industry or securities analysts may publish about us, our business, market, or competitors. The analysts’ estimates are based upon their own opinions and are often different from our estimates or expectations. If few securities or industry analysts cover us, or if one or more of these analysts cease coverage of us or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our share price or trading volume to decline. If any of the analysts who cover us adversely change their recommendation regarding our common stock or provide more favorable relative recommendations about our competitors or publish inaccurate or unfavorable research about our business, the price of our common stock would likely decline.

We are an “emerging growth company” and a “smaller reporting company” within the meaning of the Securities Act, and the reduced disclosure requirements applicable to emerging growth companies and smaller reporting companies could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” as defined in the JOBS Act. As such, we are eligible for and intend to continue to take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies for as long as we continue to be an emerging growth company, including (i) the exemption from the auditor attestation requirements with respect to internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act, (ii) the exemptions from say-on-pay, say-on-frequency and say-on-golden parachute voting requirements, and (iii) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. As a result, the stockholders may not have access to certain information they may deem important. In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the exemption from complying with new or revised accounting standards provided in Section 7(a)(2)(B) of the Securities Act as long as we are an emerging growth company. An emerging growth company can therefore delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected not to opt out of such extended transition period and, therefore, we may not be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies. Investors may find our common stock less attractive because we rely on these exemptions, which may result in a less active trading market for our common stock and the trading price may be more volatile.

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

Exhibit Number		Incorporated by Reference
	Description	Form	File No.	Exhibit	Filing Date

3.1	Certificate of Incorporation of Spire Global, Inc.	S-1	333-259733	3.1	September 23, 2021
3.2	Bylaws of Spire Global, Inc.	S-1	333-259733	3.2	September 23, 2021
4.1	Form of Indenture	S-3	333-267413	4.3	September 14, 2022
10.1	Equity Distribution Agreement, dated September 14, 2022, by and between Spire Global, Inc. and Canaccord Genuity LLC	8-K	001-39493	10.1	September 14, 2022
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

32.1*	Certifications of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because iXBRL tags are embedded within the Inline XBRL document).
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 has been formatted in Inline XBRL

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

SPIRE GLOBAL, INC.

Date: November 9, 2022	By:	/s/ Peter Platzer
Peter Platzer
Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2022	By:	/s/ Thomas Krywe
Thomas Krywe
Chief Financial Officer
(Principal Financial and Accounting Officer)