Form 10-K
period 2022-12-31
Spire Global, Inc.
filed 2023-03-15
CIK 1816017

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The aggregate market value of the common stock held by non-affiliates of the Registrant on June 30, 2022, the last business day of its most recently completed second fiscal quarter, was $162,251,000 based on the closing price of the Registrant’s Class A common stock as reported by the New York Stock Exchange on that date. Shares of common stock held by each executive officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded from the foregoing calculation in that such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 24, 2023, the registrant had outstanding 143,976,942 shares of Class A common stock and 12,058,614 shares of Class B common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement relating to the 2023 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2022.

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
•
overall level of customer demand for our products and offerings;
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
•
global and domestic economic conditions, including currency exchange rate fluctuations, inflation, rising interest rates and geopolitical uncertainty and instability, and their impact on demand and pricing for our offerings in affected markets; and
•
the impact of global health crises on global capital and financial markets, general economic conditions in the United States, and our business and operations.

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

Neither we nor any other person assumes responsibility for the accuracy and completeness of any of these forward-looking statements. Moreover, the forward-looking statements made in this Annual Report on Form 10-K relate only to expectations as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Annual Report on Form 10-K to reflect events or circumstances after the date of this Annual Report on Form 10-K or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.

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

RISK FACTORS SUMMARY

Our business, financial condition, and operating results may be affected by a number of factors, whether currently known or unknown. Any one or more of such factors could directly or indirectly cause our actual results of operations and financial condition to vary materially from past or anticipated future results of operations and financial condition. Any of these factors, in whole or in part, could materially and adversely affect our business, financial condition, results of operations, and stock price. We have provided a summary of some of these risks below, with a more detailed explanation of the risks applicable to us in Part I, Item 1A, “Risk Factors” and elsewhere in this report:

•
Our revenue growth rate and financial performance in recent periods may not be indicative of future performance.
•
We have a history of net losses and may not be able to achieve or maintain profitability in the future.
•
Our results of operations vary and are unpredictable from period to period, which could cause the market price of our common stock to decline.
•
Uncertain macroeconomic and geopolitical factors, including as a result of inflationary pressures, currency exchange rate fluctuations, the Russian invasion of Ukraine, continuing uncertainty surrounding the effects of COVID-19, and rising interest rates cause instability and volatility in the global financial markets and disruptions within our industries that have impacted, and could continue to negatively impact our business, our financial results, and our stock price.
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
•
Satellites are subject to construction and launch delays, launch failures, and damage or destruction during launch, the occurrence of which can materially and adversely affect our operations.
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
•
Our ability to obtain or maintain licensing authorization for our platform is subject to government rules and processes which can cause delays or failures in obtaining authorizations requested. Further, regulators may adopt new rules and regulations which could impose new requirements impacting our business, financial condition, and results of operations. If we do not maintain regulatory authorizations for our existing satellites, associated ground facilities and terminals, and services we provide, or obtain authorizations for our future satellites, associated ground facilities and terminals, and services we provide, we may not be able to operate our existing satellites or expand our operations.
•
We are subject to domestic and international governmental export and import controls that would impair our ability to compete in international markets or subject us to liability if we are not in compliance with applicable laws or if we do not secure or maintain the required export authorizations.
•
We have identified material weaknesses in our internal control over financial reporting. If we are unable to remediate these material weaknesses, or if we identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal control over financial reporting or disclosure controls and procedures, it may result in material misstatements of our consolidated financial statements or cause us to fail to meet our periodic reporting obligations, which may adversely affect our business, financial condition, and results of operations.
•
We have substantial indebtedness under our credit facility and our obligations thereunder may limit our operational flexibility or otherwise adversely affect our financial condition.
•
The dual class structure of our common stock, as well as the husband and wife relationship of two of the Legacy Spire Founders, has the effect of concentrating voting power with the Legacy Spire Founders, which will limit an investor’s ability to influence the outcome of important transactions, including a change in control.

PART I

Item 1. Business

General

On August 16, 2021 (the “Closing Date”), Spire Global Subsidiary, Inc. (formerly known as Spire Global, Inc.) (“Legacy Spire”) closed its Merger with NavSight Holdings, Inc. (“NavSight”), a special purpose acquisition company, pursuant to the terms of the Business Combination Agreement, dated as of February 28, 2021, by and among Spire, NavSight, NavSight Merger Sub, Inc., a wholly owned subsidiary of NavSight (“NavSight Merger Sub”), and Peter Platzer, Theresa Condor, Jeroen Cappaert, and Joel Spark. As a result, NavSight Merger Sub merged with and into Legacy Spire, the separate corporate existence of NavSight Merger Sub ceased, and Legacy Spire continued as the surviving corporation and a wholly owned subsidiary of NavSight (the “Merger,” such consummation, the “Closing”). NavSight then changed its name to Spire Global, Inc. (together with its consolidated subsidiary, “New Spire” or “Spire”) and Legacy Spire changed its name to Spire Global Subsidiary, Inc. Prior to the Merger, NavSight’s shares and warrants were traded on the New York Stock Exchange (“NYSE”) under the ticker symbols “NSH” and “NSH.WS”, respectively. On the Closing Date, Spire’s Class A common stock and warrants began trading on the NYSE under the ticker symbols “SPIR” and “SPIR.WS”, respectively.

Legacy Spire was incorporated in 2012 as a Delaware corporation under the name NanoSatisfi, Inc., which was changed to Spire Global, Inc. in 2015. NavSight Holdings, Inc. was incorporated in May 2020 as a Delaware corporation and a special purpose acquisition company and, on September 9, 2020, completed its initial public offering.

Our principal executive office is located at 8000 Towers Crescent Drive, Suite 1100, Vienna, Virginia 22182, and our telephone number is (202) 301-5127.

In this Annual Report on Form 10-K, Spire Global, Inc. (together with its subsidiaries) is referred to as “Spire,” the “Company,” “we,” “us,” or “our.”

Overview

We are a global provider of space-based data, analytics and Space Services, offering unique datasets and powerful insights about Earth from the ultimate vantage point—space—so that organizations can make decisions with confidence, accuracy and speed. We own and operate one of the world’s largest multi-purpose satellite constellations in low earth orbit. Our multi-receiver satellites obtain Automatic Identification Systems ("AIS") data from vessels, Automatic Dependent Surveillance–Broadcast (“ADS–B”) data from aircraft and radio occultation (“RO”) data utilizing Global Navigation Satellite Systems (“GNSS”) satellites. Our fully deployed constellation consists of more than 100 satellites, and we believe it is also one of the world’s largest “listening” constellations, observing the earth utilizing radio frequency sensors. We enrich this hard-to-acquire, valuable data with analytics and predictive solutions, providing data as a subscription to organizations around the world so that they can improve business operations, decrease their environmental footprint, deploy resources for growth and competitive advantage and mitigate risk.

In December 2022, our constellation covered the earth more than 200 times per day on average and our global ground station network performed thousands of contacts each day on average, reliably and resiliently collecting data with low latency. Our cloud-based data infrastructure in aggregate processes three terabytes of data each day on average, in creating our proprietary data analytics solutions. We provide customers these solutions through an application programming interface (“API”) infrastructure. The global proprietary data that we collect includes data that can only be captured from space with no terrestrial alternatives. We collect this data once and can then sell it an unlimited number of times across a broad and growing set of industries, including weather, aviation and maritime, with global coverage, real-time and near real-time data that can be easily integrated into our customers’ operations. Our Space Services offering enables our customers, both commercial and government organizations, to go from idea to orbit simply, reliably, quickly and cost efficiently. We launch software, payloads and dedicated satellite constellations for our customers that we own and manage on their behalf. Just like our proprietary data and analytic solutions, our customers subscribe to the data that is collected through an API.

From our founding in 2012, we have set out to leverage data from space to solve problems on Earth. We aim to help inspire, lead, and innovate the business of space-based data. Today, our proprietary data and solutions are being used to help commercial and government organizations gain the advantage that they seek to innovate and solve some of the world’s greatest challenges, like climate change and global security. We have experienced rapid growth in recent periods. In November 2021, we acquired exactEarth Ltd. ("exactEarth"), a leading provider of global maritime vessel data for ship tracking and maritime situational awareness solutions in Canada.

Our Data Solution Offerings

Our proprietary constellation of low Earth multi-use receiver (“LEMUR”) satellites collects and transmits data to our proprietary global ground station network. The data is then autonomously moved from ground stations to proprietary data warehouses for cleansing, standardization, fusion and analysis. Via the SpireSight API, our customers receive proprietary data, analysis, and predictive solutions delivered seamlessly in real and near real-time.

We collect data from space once and can sell it an unlimited number of times without added cost. The four forms of data we sell to customers are:

•
Clean data: Clean and structured data directly from our proprietary satellites;
•
Smart data: Clean data fused with third-party datasets and proprietary analysis to enhance value and provide insights;
•
Predictive data: Big data, artificial intelligence (“AI”), and machine learning (“ML”) algorithms applied to fused data sets to create predictive analytics and insights; and
•
Solutions: Data-driven actionable recommendations to solve specific business problems, utilizing the full spectrum of our data analytics suite.

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

Maritime

We provide current and historical data, insights and predictive analytics for highly accurate ship monitoring, real-time and near real-time vessel updates, port operations, ship safety and route optimization. We leverage the International Maritime Organization AIS standard, which is an automatic tracking system that uses transceivers on ships to provide geographic location data through historical or live satellite AIS (“S-AIS”) data as observed by our satellites and terrestrial AIS (“T-AIS”) data. Dynamic AIS™ (D-AIS™) provides greater vessel tracking data in high traffic zones. Our AIS-based maritime solutions increase global maritime domain awareness, facilitate coastline policing, the protection of offshore assets, and provide greater ocean coverage. Key applications include:

•
Tracking vessels globally: Precise vessel tracking using AIS data helps owners and operators know where vessels are located. Customers can run queries by Maritime Mobile Service Identity (MMSI), vessel name, call signs, AIS class type and more.
•
Supply chain and port operations: Expected time of arrival and vessel tracking data enables shippers, third-party logistic companies and ports to optimize routes, minimize delays and time at port, plan berths and orchestrate last mile delivery.
•
Optimizing fuel efficiencies: Smart route planning, identification of busy shipping lanes, weather forecasts and port selection enable customers to effectively manage fuel costs.
•
Monitoring illegal activities and compliances: Real-time and dark vessel detection solutions help facilitate organizations to secure fishing territories, protect underwater infrastructure and analyze maritime incidents.
•
Analyzing commodity trading: Fuel, grain, building materials and precious metals are all traded by sea. Our customers track the shipment of commodities by ship type and port calls to identify patterns and analyze global commodity flows.

In November 2021, we acquired (the “Acquisition”) exactEarth, a leading provider of global maritime vessel data for ship tracking and maritime situational awareness solutions that was mainly based out of Canada.

Aviation

We provide global satellite-based aircraft tracking data to power applications, drive decision making and improve cost efficiencies. We utilize International Civil Aviation Organization-backed ADS-B aircraft tracking data to provide a near real-time precision and situational awareness. Using ADS-B, customers can track the overall operational status of aviation assets and relevant weather conditions along a given aircraft’s flight path or in particular areas of interest around the world. Our versatile datasets include historical and near real-time aircraft position and status, aircraft type and airline data, and flight and airport information, delivered via our near real-time and historical data APIs. Our satellites capture global aircraft movements from space using ADS-B signals, even when the aircraft is flying over oceans, deserts, mountains and regions without available ground-based tracking.

•
Flight tracking: We generate near real-time information on the movements of all ADS-B equipped aircrafts across continents and oceans for a long suite of regulatory and operations applications;
•
Estimated time of arrival/on-time performance: Our versatile, near real-time aviation ADS-B data streams provide insight into both historical on-time performance and real-time estimated time of arrivals, which can benefit airline and airport operations;
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

Weather

We provide space-based data, AI-powered insights and predictive weather analytics to empower the world to optimize costs, increase safety, boost decarbonization and make optimal business decisions. By utilizing radio occultation technology (“RO”), we are able to offer improved global weather observation capabilities, capturing detailed temperature, humidity, and pressure information across the entire planet. Our extensive low-orbit satellite constellation collects near real-time data from every layer of the atmosphere, even at traditionally difficult high altitudes, polar areas, and remote oceanic regions. This data is used to power Spire's Global Weather forecast system, and to enable enhanced accuracy across the planet, especially improving the quality in areas that are traditionally under-observed.

These tools provide immense value to governments, commercial companies, and individuals across the world, including the following sample of applications:

•
Weather forecasting: Taking exact measurements around the world helps improve forecasts since weather systems connect globally and can provide emergency management professionals and search and rescue teams with highly detailed forecasting across their operational regions;
•
Asset protection: Our data can help facilitate the risk mitigation of physical assets like power lines from storm damage;
•
Crop yields: Customers can use our solutions to help to optimize crop yields with optimal farm operations;
•
Reducing losses and insurance: Provision of data can decrease losses related to inclement weather and provide enhanced customer experiences in insurance; and
•
Minimize supply chain disruptions: Reduce risks to cargo, ship and crew safety, optimize fuel consumption and manage operational costs with highly accurate weather forecasts for maritime, aviation and ground operations.

Space Services

We leverage our at-scale ground and cloud infrastructure, our proven, low-risk development lifecycle and proprietary infrastructure to provide our Space Services solution, which takes full advantage of our space heritage, vertically integrated capabilities and global ground station infrastructure to revolutionize how customers access space. Akin to cloud-based services like Amazon Web Services (“AWS”), Microsoft Azure, and Google Cloud Platform, we provide customers fast, scalable and reliable access to space data at a fraction of the cost and time it historically took by leveraging the same operational infrastructure we use for our own data and analytics solutions across maritime, aviation and weather. In doing so, customers are able to convert high capital expenditures typically recognized at the outset into affordable and recurring operating expenditures through a flexible subscription-based pricing model. Our consistent launch schedule and end-to-end LEMUR design and manufacturing process allow customer sensors to go from design to launch in a matter of months, as opposed to three to five years–common under legacy satellite development. Our Space Services offering allows us to quickly and efficiently put a satellite into service for our customers while they focus on what they do best.

Our customers can deploy their own applications and sensors into space quickly and efficiently with our diverse offerings:

•
Software in Space: Deploy customer software to existing satellites, using Software Defined Radios (SDR) in space without the need to launch a dedicated spacecraft.
•
Payload in Space: Host customer payloads on trusted, fully-integrated space, ground and web platform.
•
Solutions in Space: Customers partner with Spire to build a custom end-to-end solution from payload development to mission operations.
•
Operation in Space: Customers can access Spire’s ground infrastructure and API’s to operate their existing or future satellites.

Our Technology Platform

Our Constellation

We operate a large constellation of LEMUR nanosatellites along with a global network of ground stations. By operating our own satellites and ground stations, we are able to quickly and efficiently collect large volumes of data and make them available to our customers.

Key elements of our constellation include:

•
Proprietary Satellite Space Platform: We have developed a configurable nanosatellite platform called LEMUR, which is used to deploy data-generating sensors into space and provide all necessary resources for them to be operated efficiently, including power, pointing, data communications and onboard processing. As of December 31, 2022, the LEMUR platform has accumulated over 500 years of space flight heritage, with more than 150 satellites deployed in over 30 unique configurations. LEMUR is compatible with a significant number of available launch vehicles, having completed more than 30 launch campaigns on ten unique vehicles.
•
Software-defined radio frequency sensors: We have developed a number of software-defined-radio based sensors, including AIS receivers, ADS-B receivers, and GNSS radio occultation (GNSS-RO) receivers. These sensors are used to produce the proprietary datasets used in our data and analytics solutions.
•
Ground station network: We have deployed and operate a network of approximately 30 ground stations distributed around the globe. These ground stations allow seamless communications between LEMUR nanosatellite platforms (and their hosted sensors) and our cloud-based operations and data processing system.
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

Industry Background

We believe technological advancements and the rapid pace of innovation continue to drive the commercialization of spaced-based data, analytics, and insights, making them more relevant to businesses, governments and to the public at large. Furthermore, we believe that the demand for data that can be collected from space is growing rapidly, while the cost of access to space is falling. Key trends in the new space economy include the growth in the number of constellations and the availability of space-based data, the shift in user demand from data toward analytics and insights, climate change adaptation, global security concerns, and advancements in on-board technologies.

Growth in the number of constellations and the availability of data

One of the biggest drivers of growth in our industry has been the growth in the number of satellites orbiting the earth and the increasing amounts of data being made available by them. Satellites continue to evolve into smaller forms, as small as a breadbox with significant capabilities. These smaller satellites are less expensive to build and easier to launch than legacy satellites. These small satellite constellations are disrupting the space industry due to their rapid pace of innovation (aligned with a 10-fold improvement in capability per kilogram every five years), deployment cycles and lower cost to deploy in orbit.

Demand for data analytics

Users are increasingly demanding not only data, but also analytics and insights. Advancements in technologies such as big data and cloud-based processing allow for massive amounts of data to be not only stored, but also analyzed in real-time, providing users with faster, more meaningful data, analytics and insights. AI, ML and the application of specified algorithms continue to improve insights and predictive analytics.

Climate change response

The world is seeing a higher number of weather related events that are causing significant damage and cost. The pace has only quickened in recent years. According to the National Oceanic and Atmospheric Administration and EM-DAT, the international disaster database, between 1980 and 1990 the world saw three mega disasters, each causing over $20 billion in damage. In the 10 years from 2010 to 2020 that number increased nearly five times to 14. Yet in 2022, in a single year, the world saw three mega disasters causing over $156 billion in damages. In addition, there were 42 weather disasters in 2022 that caused over one-billion dollars in damages each. The response to the world’s problem of global warming and climate change over the past several decades has been largely focused on efforts to reduce greenhouse gas emissions. More recently, there has been a growing realization that the world lacks sufficient tools to anticipate and respond effectively to extreme weather events and climate change, and that more of our efforts and investment should be focused on how we can best protect vulnerable populations, infrastructure, land and the impact to the global economy. We believe that more accurate weather data, prediction technologies and analytics will play an increasingly important role in helping to devise strategies to maintain water quality and availability, modify land use, protect and preserve coastal land and development, manage stormwater logistics, mitigate the spread of wildfires, repair and retrofit vulnerable facilities and maximize the use of green infrastructure.

Global security response

The events of February 24, 2022, when Russia invaded Ukraine, brought to the world’s attention the importance of global security. In dynamic times, truth and transparency have never been more important. Spire has approximately 40 geolocation-capable satellites in-orbit that can detect jamming, spoofing, or the locations of objects such as sanctioned vessels or aircraft, through the use of radio frequency. Our satellites work day and night, in good weather or bad, and observe the entirety of the earth’s surface area, 200 times a day on average, providing valuable insights in a rapidly changing environment. Given the investments and technological advancements the private sector has made over the last several years, there is a growing recognition of the necessity of public/private partnerships to tackle complex, global challenges. Governmental agencies have noted that the relationship with the commercial satellite sector is vital. A diversified architecture encompassing both governmental and commercial satellites, in varying constellation sizes and orbits, provides resilience to the space-based ecosystem. With over 100 satellites in space, Spire is a meaningful member of that ecosystem.

Advancements in on-board technologies

Rapid innovation in space technology infrastructure, including communication devices and sensors, has improved data download times and spatial resolution and measurement accuracies, allowing for better space-based data, analytics and insights to be delivered faster.

Before space-based data, legacy solutions were often burdened with substantial shortcomings in terms of coverage and safety. For instance, before the advent of Automatic Dependent Surveillance-Broadcast (“ADS-B”), aviation stakeholders were blind to the vast majority of global aerospace activity, as terrestrial-based solutions were unable to track aircraft over oceans. This occasionally resulted in tragedies like that of Malaysia Airlines Flight 370, which disappeared in March 2014 while flying a routine route from Kuala Lumpur to Beijing. As of December 2022, our sensors covered the entirety of the globe over 200 times per day on average, including remote areas where terrestrial AIS, ADS-B and atmospheric weather information are out of reach.

Our constellation already has radio frequency links (RF links) in-orbit and we have begun testing optical intersatellite links (“optical ISLs”). An effective rollout of this technology throughout our constellation will create a mesh network in a similar way to how personal computers were linked with one another through the internet. We believe optical ISLs will enable us to deliver more data faster and in an even more secure way to our customers.

Lastly, the computing power on-board satellites in-orbit continues to improve. Spire launched its first supercomputer in-orbit with a teraflop of data processing capability in October 2020 and has iterated on the technology since to meet the needs of Space Services customers and enhance the data solutions delivered to customers.

Sales and Marketing

Sales

We operate primarily a direct sales organization dispersed geographically to align with our existing customers along with reaching potential new customers worldwide. Our sales professionals are responsible for acquiring new customers along with managing and expanding business with our existing customers. The efforts are focused on sourcing and developing new customer relationships, maintaining customer relationships, increasing solution penetration, driving sales of additional solutions and furthering contract renewals. Our customer success and sales engineer teams, along with our sales team, manage our relationships with our customers.

Once a solution sale is made, our sales team leverages our land-and-expand model to generate incremental revenue through increased levels of adoption of our data by our customers. To drive such expansion in our existing customers, our sales team works closely with our sales engineers and marketing teams to foster customer success. Often, we find that initial customer success with our data results in key internal decision-makers upgrading their subscription packages, adding additional data sets, increasing the data coverage, adding additional solutions, or expanding their implementation throughout their organization and to new use cases.

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

Research and Development

Our research and development team consists of spacecraft engineering, software engineering, data science, meteorology, manufacturing, product engineering, external experts and management and is responsible for the design, architecture, creation and quality of our space platform and data solutions. We invest substantial resources in research and development to enhance our product portfolio and services. We believe the enhancement of our solutions and the timely development of new services and features is essential to maintaining our competitive position, and we incorporate suggestions and feedback from our customers into our services. Our research and development teams work closely with operations to monitor and maintain the high availability of all our services. Additionally, the research and development team works closely with our sales team to collect market and customer feedback to enhance our portfolio. Our research and development organization is distributed across the United States, Canada, Luxembourg, Scotland and Singapore, each of which we believe is a strategic advantage for us, allowing us to develop capabilities more efficiently.

Competition

The maritime, aviation and weather data industries are fragmented and highly competitive and characterized by rapid changes in technology, customer requirements and industry standards and frequent introductions of improvements to existing offerings. Our primary competitors in these industries include companies that specialize in one or more services similar to those offered by us on a local or regional basis. We also compete with global, national, regional and local firms and government entities specializing in our industries. Some of our primary competitors include, in our maritime data vertical, Orbcomm Inc., in our aviation data vertical, Aireon LLC, and in our weather data vertical, GeoOptics, Inc. with respect to our radio occultation data services. Some of our primary competitors also include analytics companies such as AccuWeather, Inc., Weathernews Inc., MeteoGroup (acquired by DTN, LLC), Tomorrow.ai, Climavision and The Weather Company with respect to predictive analytics. We compete with companies such as AAC Clyde Space, GomSpace A/S, NanoAvionics LLC, ISISSpace and Open Cosmos Ltd. in our Space Services channel.

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

We believe that we compare favorably with our competitors on the basis of the factors listed above. The industries in which we compete are dynamic and require constant change and innovation, and we plan to continue to evolve our technology to provide our customers with comprehensive data and analytics that protect our environment and our communities, transform global logistics and contribute to economic stability. Our innovation and focused execution have allowed us to quickly extend our network and our reach and we plan to continue our efforts to expand within our existing industries and enter new industries and geographies in the future. However, we could face significant risks to our business, financial condition and results of operations as a result of competition. For additional information, see the section titled “Risk Factors—Risks Related to Our Industry and Business—We face intense competition and could face pricing pressure from, and lose market share to, our competitors, which would adversely affect our business, financial condition, and results of operations.”

In addition to the “listening” (radio frequency) satellite market, there is a “looking” (imagery) satellite market and a “talking” (communications) satellite market shown in the image in Part I, Item 1. Business under the “Overview” section. We do not compete in the “looking” or “talking” satellite markets, nor do we see any significant competition across the “looking,” “talking,” or “listening” satellite markets.

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

Employees and Human Capital Resources

Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and new employees. In addition to competitive base salaries and cash compensation, the principal purposes of our equity incentive plans are to attract, retain, and reward personnel through the granting of stock-based compensation awards, in order to increase stockholder value and the success of our company by motivating such individuals to perform to the best of their abilities, achieve our objectives and think like owners when making decisions.

As of December 31, 2022, we had 415 employees located in five countries, of which 411 were full-time employees. In addition, we engage contractors and third-party service providers in connection with certain projects. In certain countries in which we operate, we are subject to local labor law requirements which may automatically make employees subject to industry-wide collective bargaining agreements. None of our U.S. employees are represented by a labor union or covered by a collective bargaining agreement with respect to their employment with us. We have not experienced any work stoppages, and we consider our relations with our employees to be good.

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

We hold FCC and foreign governmental licensing authority licenses, permits and approvals for our satellite constellations and earth stations. As we build out our satellite constellation, we will require new licenses, permits and approvals from the FCC and/or foreign governmental licensing authorities or modifications to existing licenses, permits and approvals. Changes to our satellite constellation and earth stations may also require prior approval from the FCC or other governmental authorities, which can take time.

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

In many cases, our data, services, and technology are or may in the future be subject to U.S. export control laws and regulations including the Export Administration Regulations (“EAR”) and International Traffic In Arms (“ITAR”), and subject to trade and economic sanctions maintained by the Office of Foreign Assets Control (“OFAC”). We are also subject to or may in the future be subject to export control and trade sanctions laws in other countries. As such, an export license may be required to export or re-export our data, services, and technology to certain countries or end-users, or for certain end-uses. Any failure to comply with export control laws could result in civil fines or suspension or loss of our export privileges, any of which could materially adversely affect our business, financial condition and results of operations.

The regulatory framework for privacy, data protection and data transfers worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. In some cases, data privacy laws and regulations, such as the European Union’s (“EU”) General Data Protection Regulation (“GDPR”), impose obligations on us and on many of our customers.

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

For additional information regarding the laws and regulations to which we are subject and the risks to our business associated with such laws and regulations, see Part I, Item 1A, Risk Factors of this Annual Report on Form 10-K.

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

We have grown revenue over recent periods, but our recent revenue growth rate and financial performance should not be considered indicative of our future performance. You should not rely on our revenue for any previous quarterly or annual period as any indication of our revenue or revenue growth in future periods. We expect our future revenue growth rates to decline compared to prior fiscal years due to a number of reasons, which may include more challenging comparisons to prior periods, slowing demand for our platform, increasing competition, a decrease in the growth of our overall market or market saturation, and our failure to capitalize on growth opportunities.

We may fail to effectively manage our growth, which would adversely affect our business, financial condition, and results of operations.

We are a rapidly growing company, and our future growth depends, in part, on our ability to manage our growth successfully. For example, the number of ARR Solution Customers was 733 as of December 31, 2022, an increase from 598 as of December 31, 2021. To effectively manage this growth, we will need to continue to improve and expand our operating and administrative systems, financial infrastructure, financial controls, technological operations infrastructure, and our internal IT systems, which we may not be able to do efficiently in a timely manner, or at all. To do so, we may seek to deploy products and services from third-party providers, which may not be available on commercially reasonable terms, or at all, and may not perform to our expectations. For the definition of ARR and ARR Solution Customers, see the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Business Metrics.”

Our ability to manage our growth will also depend in large part upon a number of other factors, including our ability to rapidly attract and retain qualified technical personnel in order to continue to develop reliable and flexible solutions and services that respond to evolving customer needs and our ability to improve and expand our sales team to keep customers informed regarding the key selling points and features of our platform. We must also successfully implement our sales and marketing strategy and respond to competitive developments.

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

We have incurred net losses since our inception, and we expect to continue to incur net losses in the near future. We expect our operating expenses to increase over the next several years, as we continue to hire additional personnel, particularly in sales and marketing and research and development, expand our operations and infrastructure, both domestically and internationally, and continue to develop our platform’s features. These efforts may be more costly than we expect and may not result in increased revenue or growth in our business. In addition to the expected costs to grow our business, we also expect to continue to incur increased legal, accounting, and other expenses as a public company. Any failure to increase our revenue sufficiently to offset the increases in our operating expenses will limit our ability to achieve or maintain profitability in the future. Further, if we are unable to successfully address these risks and challenges as we encounter them, our business, financial condition, and results of operations could be adversely affected.

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
•
our ability to successfully expand internationally and penetrate key markets;
•
pricing pressure as a result of competition or otherwise;
•
our ability to develop and respond to new technologies;
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
•
service outages or security breaches or incidents and any related occurrences;
•
trade protection measures, such as tariffs or duties;
•
changes in the legislative or regulatory environment;
•
adverse litigation judgments, settlements, or other litigation-related costs; and
•
general economic conditions in either domestic or international markets, including currency exchange rate fluctuations, supply chain impacts, inflation and geopolitical uncertainty and instability, such as the conflict in Ukraine and its impacts on the region and the global economy.

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

Uncertain macroeconomic and geopolitical factors, including as a result of inflationary pressures, currency exchange rate fluctuations, the Russian invasion of Ukraine, continuing uncertainty surrounding the effects of COVID-19, and rising interest rates cause instability and volatility in the global financial markets and disruptions within our industries that have negatively impacted, and could continue to negatively impact our business, our financial results, and our stock price.

Prolonged economic uncertainties or downturns have adversely affected, and could continue to adversely affect our business, financial condition, and results of operations. Negative conditions in the general economy in either the United States or abroad, including conditions resulting from financial and credit market fluctuations, increased inflation and interest rates, changes in economic policy, trade uncertainty, including changes in tariffs, sanctions, international treaties, and other trade restrictions, the occurrence of a natural disaster or global public health crisis, such as the COVID-19 pandemic, or armed conflicts, such as the Russian invasion of Ukraine, could continue to cause a decrease in corporate spending on data offerings in general and negatively affect the growth of our business.

These conditions could make it extremely difficult for us and our customers to forecast and plan future business activities accurately and have caused, and could continue to cause, our customers to re-evaluate their decision to purchase our offerings, resulting in delay and lengthening of our sales cycles and/or contract cancellations. For example, the impact of the COVID-19 pandemic has caused and may in the future cause our customers to reduce their spending on, or the duration of, their contracts with us, or request concessions including extended payment terms or better pricing. Further, during challenging economic times, our customers may face issues in gaining timely access to sufficient credit, which could result in an impairment of their ability to make timely payments to us, if at all. If that were to occur, we may be required to increase our allowance for doubtful accounts, which would adversely affect our results of operations.

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

In addition, rising interest rates have and could continue to negatively affect businesses across many industries, including by increasing our existing and prospective customers’ costs and constraining their budgets. Increasing interest rates in 2022 resulted in higher interest expenses for us, as our credit facility is based on a floating interest rate.

Further, the Russian invasion of Ukraine and the continuing conflict led to additional global sanctions, which at times caused scheduling shifts or launch cancellations by third-party satellite launch providers, which delayed our revenue recognition of certain sales contracts. These sanctions and potential additional sanctions or related issues from global conflicts could further negatively impact our business and financial results.

Additionally, events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank (“SVB”) was closed by the California Department of Financial Protection and Innovation, and we are still in the process of transferring the approximately $31.2 million of cash and cash equivalents that we had on deposit at SVB to other banks. Although our ongoing cash management strategy is to maintain deposit accounts at multiple financial institutions, there can be no assurance that this strategy will be successful. If other banks and financial institutions enter receivership or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, our ability to access our cash and cash equivalents may be threatened and could have a material adverse effect on our business and financial condition.

If any of these factors continue or worsen, and/or if new macroeconomic or geopolitical issues arise, our results and financial condition could be further negatively impacted. We cannot predict the timing, strength, or duration of any economic slowdown, downturn, instability, or recovery, generally or within any particular industry or geography. Any downturn of the general economy or industries in which we operate would adversely affect our business, financial condition, and results of operations.

Our business could be adversely affected by pandemics, natural disasters, political crises, or other unexpected events.

We are vulnerable to natural disasters and significant disruptions including tsunamis, tornados, floods, hurricanes, other extreme or unusual weather conditions, earthquakes, fires, water shortages, epidemics or pandemics, acts of war or terrorism or disruptive political events where our facilities or the launch facilities of our transport partners are located, or where our third-party suppliers’ facilities are located, power shortages and blackouts, aging infrastructure and telecommunications failures. Further, climate change has increased, and may continue to increase, the rate, size, and scope of natural disasters. In the event of such a natural disaster or other disruption, we could experience disruptions to our operations or the operations of suppliers, subcontractors, distributors, or customers, which could affect our ability to maintain launch schedules or fulfill our customer contracts.

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

Although these multiple re-try effects do not result in lost messages, they could lead to increased messaging latencies for the end user and reduced throughput for our system. We consider a satellite “failed” only when it can no longer provide any data service, and we do not intend to undertake further efforts to return it to service. We cannot provide assurance that any efforts we make in this area will succeed or adequately address the effects of any anomalies in a timely manner or at all. Most, if not all, of the satellite anomalies or debris collision damage cannot be corrected once the satellites are placed in orbit. Any satellite anomalies in the future may result in monetary losses, delays, and impairment of services, all of which may adversely affect our business, financial condition, and results of operations.

We rely on a limited number of government customers to provide a substantial portion of our revenue.

We have historically derived a significant portion of our revenue from contracts with federal, state, local, and foreign governments, which accounted for approximately 34% of our revenues for the year ended December 31, 2022. We believe that the future success and growth of our business will depend in part on our ability to continue to maintain and expand government contracts. Within the government channel, approximately 69% of revenue for the year ended December 31, 2022, was generated by three government customers. Contracts with any government entity may be terminated or suspended by the government at any time, with or without cause. There can be no assurance that any contract with the government of any jurisdiction will not be terminated or suspended in the future. Although we attempt to ensure that government contracts have standard provisions such as termination for convenience language which reimburses us for reasonable costs incurred, the payments are not assured and may not be sufficient to fully compensate us for any early termination of a contract. The loss of one or more of our government customers, or any significant decrease in sales to these customers, could reduce our net sales and adversely affect our business, financial condition, and results of operations.

Our contracts with government entities are subject to a number of risks and uncertainties.

Our services are incorporated into many different domestic and international government programs. Whether we contract directly with the U.S. government, a foreign government, or one of their respective agencies, or indirectly as a subcontractor or team member, our contracts and subcontracts with government entities are subject to special risks. For example:

•
Changes in government administration and national and international priorities could have a significant impact on national or international government spending priorities and the efficient handling of routine contractual matters. These changes could have a negative impact on our business in the future.
•
Because we contract to supply services to U.S. and foreign governments and their prime and subcontractors, we may compete for contracts in a competitive bidding process. We may compete directly with other suppliers or align with a prime or subcontractor competing for a contract. Further, foreign governments may favor their domestic providers when awarding contracts over us. We may not be awarded the contract if the pricing or solution offering is not competitive, either at our level or the prime or subcontractor level. In addition, in the event we are awarded a contract, we are subject to protests by losing bidders of contract awards that can result in the reopening of the bidding process and changes in governmental policies or regulations and other political factors. In addition, we may be subject to multiple rebid requirements over the life of a government program in order to continue to participate in such program, which can result in the loss of the program or significantly reduce our revenue or margin from the program. Government program requirements for more frequent technology refreshes may lead to increased costs and lower long-term revenues.

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

If a customer were to unexpectedly terminate, cancel, or decline to exercise an option to renew with respect to one or more of our significant government contracts, or if a government were to suspend or debar us from doing business with such government, our business, financial condition, and results of operations would be materially harmed.

Additional risks and uncertainties related to our government contracts include, but are not limited to, the following:

•
We are subject to the Defense Federal Acquisition Regulation Supplement (the “DFARS”), and the Department of Defense, and other federal cybersecurity requirements, in connection with our defense work for the U.S. government and prime contractors. Amendments to cybersecurity requirements such as through amendments to the Federal Acquisition Regulation or DFARS, may increase our costs or delay the award of contracts if we are unable to certify that we satisfy such cybersecurity requirements.
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

Satellites have certain redundant systems which can fail partially or in their entirety and accordingly satellites may operate for extended periods without all redundant systems in operation, but with single points of failure. The failure of satellite components could cause damage to or loss of the use of a satellite before the end of its expected useful life. Certain of our satellites are nearing the end of their expected useful lives. As they do so, the performance of each satellite could start to gradually decline. We can offer no assurance that satellites will maintain their prescribed orbits or remain operational, and we may not have replacement satellites that are immediately available. There can be no assurance as to the actual useful life of a satellite or that the useful life of individual components will be consistent with their design life. A number of factors will impact the useful lives of our satellites, including, among other things, the quality of their design and construction, the durability of their component parts and availability of any replacement components, and the occurrence of any anomaly or series of anomalies or other risks affecting the satellites during launch and in orbit. In addition, any improvements in technology may make obsolete our existing satellites or any component of our satellites prior to the end of their lives. If our satellites and related equipment have shorter useful lives than we currently anticipate, this may lead to increased expenses from earlier than expected replacement satellites and/or declines in actual or planned revenues, which would have a material adverse effect on our business, financial condition, and results of operations.

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

Satellites are subject to construction and launch delays, launch failures, and damage or destruction during launch, the occurrence of which can materially and adversely affect our operations.

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

Further, we rely, at times, on third parties to perform maintenance on and repair our ground stations. If our relationship with these third parties deteriorates or the third parties become unable or unwilling to maintain the ground stations, or if there are changes in the applicable regulations that require us to give up any or all of our ownership interests in any of the ground stations, our control over our satellite data could be diminished and our business, financial condition, and results of operations could be harmed.

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

Some of our primary competitors include, in our maritime data vertical, Orbcomm Inc., in our aviation data vertical, Aireon LLC, and in our weather data vertical, GeoOptics, Inc. with respect to our radio occultation data services. Some of our primary competitors also include analytics companies such as AccuWeather, Inc., Weathernews Inc., MeteoGroup (acquired by DTN, LLC), Tomorrow.ai, Climavision and The Weather Company with respect to predictive analytics. We compete with companies such as AAC Clyde Space, GomSpace A/S, NanoAvionics LLC, ISISSpace and Open Cosmos Ltd. in our Space Services channel.

Additionally, many governmental agencies, such as the National Oceanic and Atmospheric Administration ("NOAA"), provide weather data at little to no cost. We are constantly exposed to the risk that our competitors may utilize data they receive from us to develop and offer competing products and services to their customers, which may reduce the overall demand for our products and services. Our competitors may also implement disruptive technology, or new technology before we do, or may offer lower prices, additional offerings or other incentives that we cannot or will not offer. We can give no assurances that we will be able to compete successfully against existing or future competitors or increase our market share.

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

Additionally, competition continues to increase in the markets in which we operate, and we expect competition to further increase in the future, including from new and emerging companies, which could lead to increased pricing pressures. Our competitors vary in size, and some may have substantially broader and more diverse offerings, which may allow them to leverage their relationships based on other offerings or incorporate functionality into existing offerings to gain business in a manner that discourages customers from purchasing access to our platform, including through selling at zero or negative margins, offering concessions, bundling offerings, or maintaining closed technology platforms. Any decrease in the subscription prices for our services, without a corresponding decrease in costs or increase in volume, would adversely impact our ability to achieve or maintain profitability. Our profitability would also be adversely affected by any shift towards lower-tiered subscription packages. If we are unable to maintain our pricing or market share due to competitive pressures or other factors, our business, financial condition, and results of operations would be adversely affected.

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

At times, competitors may adopt trade names or trademarks similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. Additionally, our registered or unregistered trademarks or trade names may be challenged, infringed, circumvented, or declared generic or determined to be infringing on other marks, or if we are otherwise unable to establish name recognition based on our trademarks and trade names, then we may not be able to compete effectively and our business may be adversely affected. The promotion of our brand requires us to make substantial expenditures, and we anticipate that the expenditures will increase as our market becomes more competitive, as we expand into new geographies and markets, and if more sales are generated through our channel partners. We may not realize any increase in revenue from such brand promotion initiatives, or any increase in revenue may not offset the increased expenses we incur. If we do not successfully maintain and enhance our reputation and brand, our business, financial condition, and results of operations would be adversely affected.

Rapid and significant technological changes in the satellite industry or the introduction of a new service solution to the market that reduces or eliminates our service performance advantage may harm our business, financial condition, and results of operations.

The satellite communications industry is subject to rapid advances and innovations in technology. We may face competition from companies using new service solutions, innovative technologies, and equipment, including new low earth orbit constellations and expansion of existing geostationary satellite systems or new technology that could eliminate the need for a satellite system. New service solutions and technologies could render our offerings obsolete or less competitive by satisfying customer demand in more attractive ways or through the introduction of incompatible standards. For example, if new transmitters are deployed that emit in the same frequencies as automatic identification system (“AIS,”), they might cause our AIS services to be severely compromised or disabled or alternatively if a material number of vessels were to turn off their AIS transmitting devices during their voyages then this would reduce the utility of our AIS data services. Particular technological developments that could adversely affect us include the deployment by our competitors of new satellites with greater power, flexibility, efficiency, or capabilities, as well as continuing improvements in terrestrial technologies. In order for our business to keep pace with technological changes and remain competitive, we may need to make significant capital expenditures, including capital to design and launch new platform features and services. New technologies may also be protected by patents or other intellectual property laws and therefore may not be available for us to use. Any failure to implement new technology within our platform may compromise our ability to compete.

There is a risk that a competitor in the future may conceive of and implement a different technology solution that would approach or exceed the performance capability of our solutions, which would adversely affect our revenues, margin and market share.

For certain of our offerings, we are dependent on the continued operation of and access to allocated bands in the radio frequency spectrum and various GNSS. Any curtailment of the operating capability of these systems or limitations on our access to, or use of the signals, or discontinuance of service could result in degradation of our services or performance and may have an adverse effect on our business.

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

Our quarterly results of operations fluctuate, in part, because of the resource-intensive nature of our sales efforts and the length and variability of our sales cycle for certain of our offerings, such as our project-based services, and for certain of our customers, such as government departments and agencies. The length of our sales cycle, from initial contact with our sales team to a contractual commitment from a customer, can also vary substantially from customer to customer based on customer size, industry, maturity, profitability, whether we are launching a new solution, and deal complexity and customization. Our sales cycle can vary considerably and may be lengthened and made more uncertain by regional or global events, inflation, rising interest rates and other global economic and political uncertainties. Such events have resulted in and may continue to cause a general reduction in spending on data by our customers, which will further affect our ability to estimate not only the length of the sales cycle, but also the anticipated size of potential subscriptions. Further, our sales cycle may lengthen as we continue to focus our sales efforts on large enterprises and on our Space Services. For example, large organizations often undertake a significant evaluation process that results in a lengthy sales cycle and product purchases by large organizations are frequently subject to budget constraints, multiple approvals and administrative, processing and other delays.

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

Our customers may depend on our technical support services to resolve issues relating to our platform. If we do not succeed in helping our customers quickly resolve issues or provide effective ongoing education related to our platform, our reputation could be harmed, and our existing customers may not renew or upgrade their subscriptions or may cancel their contracts. To the extent that we are unsuccessful in hiring, training, and retaining adequate customer support resources, our ability to provide adequate and timely support to our customers, and our customers’ satisfaction with our platform, will be adversely affected. Our failure to provide and maintain high quality customer support would harm our reputation and brand and adversely affect our business, financial condition, and results of operations.

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

Our success also depends, in part, on our customers renewing their subscriptions when existing contract terms expire, and our ability to expand our relationships with our existing customers. Our customers have no obligation to renew or upgrade their subscriptions, and in the normal course of business, some customers have elected not to renew. In addition, our customers may decide not to renew their subscriptions with a similar contract period or at the same prices or terms or may decide to downgrade their subscriptions. Uncertain macroeconomic and geopolitical factors, including as a result of inflationary pressures, currency exchange rate fluctuations, the Russian invasion of Ukraine, continuing uncertainty surrounding the effects of COVID-19, and rising interest rates may result in longer and unpredictable sales cycles, could result in potential customers deciding not to contract with us or current customers deciding not to renew, could cause delays in renewal, upgrade, or expansion decisions for some of our existing customers, may reduce the effectiveness of our sales and marketing efforts, and could reduce the duration of subscriptions. In addition, these situations could result in increased customer churn, a lengthening of our sales cycle with some of our potential customers, or reduced contract value with prospective or existing customers. Our customer retention or our customers’ use of our platform may decline or fluctuate as a result of a number of factors, including our customers’ satisfaction with our platform and our customer support, our subscription model, our project-based services model, the prices, features, or perceived value of competing offerings, changes to our offerings, or general economic conditions. We will need to continue to maintain or improve our ARR Net Retention Rate to support our growth, and our ability to expand our relationships with customers may require more sophisticated and costly sales efforts. If our customers’ renewals or expansions fall below expectations, and as a result our ARR Net Retention Rate decreases, our business, financial condition, and results of operations would be adversely affected.

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

Further, our suppliers may become capacity-constrained or could face financial difficulties as a result of a surge in demand, a natural disaster, or other event, including the impacts of inflationary pressures, currency exchange rate fluctuations, the Russian invasion of Ukraine, continuing uncertainty surrounding the effects of COVID-19, and rising interest rates. As a result, we may experience operational delays and may have to evaluate replacement suppliers for our satellite components, equipment, and operational services. If we fail to effectively address these issues, we could suffer delays, which could reduce our ability to launch new satellites and manage and operate our business, which could harm our reputation, business, financial condition, and results of operations.

We also rely on a number of third-party data, software, and services to manage and operate our business. The data, software, and services provided by these third parties are critical to our ability to increase our sales to customers, operate and maintain our platform, and accurately maintain books and records. Any disruption in these services could reduce the quality or volume of data we are able to provide to our customers, impair our ability to execute on our operating plan, and disrupt our business. Further, if these services cease to be available to us on commercially reasonable terms, or at all, we may be required to use additional or alternative services, or to develop additional capabilities within our business, any of which may not be available or could require significant resources and adversely affect our business, financial condition, and results of operations.

We also rely on third-party cloud service providers to process the data we provide to service our customers. These third-party services are critical to our ability to provide reliable service to our customers. Any disruption in these services would negatively impact our data service uptime and our ability to service customers reliably and consistently, which could reduce sales and adversely affect our business, financial condition and results of operations.

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

We currently manufacture our satellites in-house at a single manufacturing facility in the United Kingdom. The availability of our services depends on the continuing operation of our satellite manufacturing infrastructure and operations. Any impairment such as downtime, damage to, or failure of our manufacturing facility could result in interruptions in our production of satellites, which could materially affect our business. Our manufacturing facility may become capacity-constrained or could face financial difficulties as a result of a surge in demand for additional satellites, a natural disaster, or other event, including the impacts of a pandemic. Our manufacturing site is vulnerable to damage or interruption from floods, fires, power loss, or aging infrastructure. An infrastructure failure could result in the destruction of satellites under construction or inventory, manufacturing delays, or additional costs incurred, and we do not maintain back-up manufacturing facilities or operations. We may not be able to replace or supplement the satellite manufacturing process with third-party manufacturers, and even if we are able to do so, there could be a substantial period of time in which new satellites would not be manufactured. Further, any new relationship may involve higher costs and delays in development and delivery. We may also encounter technical challenges in successfully replicating the manufacturing processes in another facility or with a third-party. The occurrence of any of the foregoing could result in lengthy interruptions in our production and launch of our satellites which could materially affect our business, financial condition, and results of operations.

We are dependent on third parties to launch our satellites into space, and any launch delay, malfunction, or failure could have a material adverse impact to our business, financial condition, and results of operations.

We are dependent on third-party launch service providers. Currently, the number of companies who offer launch services is limited, and if this sector fails to grow or experiences consolidation among current providers, we may not be able to secure space on a launch vehicle or may incur higher prices for such space. This could cause delays in our ability to meet our customers’ needs or an increase in the price for our offerings, adversely affecting our business, financial condition, and results of operations.

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
•
costs of compliance with foreign laws and regulations and the risks and costs of non-compliance with such laws and regulations, including, but not limited to data privacy, data protection, and data security laws and regulations;
•
compliance with anti-bribery laws, including, without limitation, the U.S. Foreign Corrupt Practices Act of 1977, as amended (the “FCPA”), the U.S. Travel Act, and the UK Bribery Act 2010 (the “UK Bribery Act”), violations of which could lead to significant fines, penalties, and collateral consequences for us;
•
risks relating to the implementation of exchange controls, including restrictions promulgated by the Office of Foreign Assets Control ("OFAC"), and other similar trade protection regulations and measures;
•
heightened risk of unfair or corrupt business practices in certain geographies and of improper or fraudulent sales arrangements that may impact our financial condition and result in restatements of, or irregularities in, financial statements;
•
the uncertainty of protection for intellectual property rights in some countries;
•
exposure to regional or global public health issues, such as the outbreak of a pandemic, and to travel restrictions and other measures undertaken by governments in response to such issues;
•
general economic and political conditions in these foreign markets, including political and economic instability in some countries, such as the conflict in Ukraine and its impacts on the region and the regional global economy;
•
foreign exchange controls or tax regulations that might prevent us from repatriating cash earned outside the United States;
•
double taxation of our international earnings and potentially adverse tax consequences due to changes in the tax laws of the United States or the foreign jurisdictions in which we operate; and
•
provisions in government contracts prohibiting foreign nationals from working on certain programs.

These and other factors could harm our ability to generate revenue outside of the United States and/or could result in increased expenses and liabilities, and consequently, adversely affect our business, financial condition, and results of operations.

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

We may be required to spend significant resources in order to monitor and protect our intellectual property rights and trade secrets, and some violations may be difficult or impossible to detect. Litigation may be necessary in the future to enforce our intellectual property rights, and such litigation could be costly, time-consuming, and distracting to management, and could result in the impairment or loss of portions of our intellectual property. Our efforts to enforce our intellectual property rights may be met with defenses, counterclaims, and countersuits attacking the validity and enforceability of our intellectual property rights, and if such defenses, counterclaims, and countersuits are successful, we could lose valuable intellectual property rights. Our inability to protect our proprietary technology against unauthorized copying or use, as well as any costly litigation or diversion of our management’s attention and resources, could impair the functionality of our services and technology, delay introductions of enhancements to our services and technology, result in us substituting inferior or more costly technologies into our service offerings, or harm our reputation and brand. In addition, we may be required to license additional technology from third parties to develop and market new features, which may not be on commercially reasonable terms, or at all, and could adversely affect our ability to compete.

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

When engaging in preliminary commercial discussions, we enter into non-disclosure agreements with potential partners. These agreements permit the parties to exchange confidential information conditioned on compliance with the terms contained therein. Any claim that we have not adhered to the terms of a non-disclosure agreement, even claims without merit, could cause us to incur substantial costs defending against the claim, could distract our management from our business, and could require us to cease or modify our services, in addition to potentially paying substantial payments for legal fees, settlement fees, damages, royalties, or other fees.

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

In addition, we incorporate terrestrial data sets from third parties into our solutions and subscription services. We rely on such third parties to provide accurate supplementary data sets that we can utilize to deliver comprehensive data and analytics to our customers. If we are unable to obtain the necessary data sets from third parties on commercially reasonable terms or at all, or if we experience errors or delays in receiving these data sets, our customers may have a negative experience with our platform, our brand and reputation may be adversely affected and our customers may be less inclined to continue utilizing our platform or to recommend it to other potential customers. Similarly, if we are unable to purchase terrestrial data sets from third parties now, or in the future, on commercially reasonable terms or at all, we may be forced to produce terrestrial data sets ourselves, which we may be unable to do in a commercially feasible manner, or at all, which would adversely affect our business, financial condition, and results of operations.

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

Our security measures or those of our third-party service providers could be insufficient or breached or otherwise fail as a result of third-party action, employee errors, technological limitations, defects, vulnerabilities in our offerings or those of our third-party service providers, malfeasance, or otherwise. Additionally, with a hybrid workforce we may be exposed to increased risks of security breaches or other incidents and have seen an increase in phishing attempts and spam emails. We may need to enhance the security of our platform, our systems, our data, and the other data we maintain or that we or our third-party service providers maintain or otherwise process, and our internal IT infrastructure, which may require additional resources and may not be successful. Furthermore, because we do not control our third-party service providers and our ability to monitor their data security is limited, we cannot ensure the security measures they take will be sufficient to protect our platform or IT infrastructure or our and our customers’ data. There can be no assurance that any security measures that we or our third-party service providers have implemented will be effective against current or future security threats. Our security measures or those of our third-party service providers could fail and result in loss of or unauthorized access to, damage to, disablement or encryption of, use or misuse of, disclosure of, modification of, or destruction of, or otherwise unauthorized processing of, such data. Further, because there are many different security breach and other cyberattack techniques and such techniques continue to become more sophisticated, frequent and adaptive and are generally not detected until after an incident has occurred, we may be unable to implement adequate preventative measures, anticipate attempted security breaches or other incidents, or react in a timely manner.

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

These laws could increase the cost and complexity of delivering our platform and other aspects of our operations. Complying with these laws, regulations, amendments to or re-interpretations of laws and regulations, and contractual or other actual or alleged obligations relating to privacy, data protection, data transfers, data localization, or information security may require us to make changes to our services to enable us, our data suppliers or our customers to meet new legal requirements, incur substantial operational costs, modify our data practices and policies, engage in additional contractual negotiations, and restrict our business operations.

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

In addition to government activity, privacy advocates and other industry groups have established or may establish self-regulatory standards that may place additional burdens on our ability to provide our services globally, and which we may comply with or face asserted or actual obligations to comply with. Our customers also may require or expect us to meet certain voluntary certification and other standards established by third parties. If we are unable to maintain these certifications or meet these standards, it could adversely affect our ability to provide our services to certain customers and could harm our business. Furthermore, the uncertain and shifting regulatory environment may cause concerns regarding data privacy and may cause our customers or our customers’ customers to resist providing the data necessary to allow our customers to use our services effectively. Even the perception that the privacy of personal information is not satisfactorily protected or that our maintenance or processing of such information does not meet regulatory requirements could inhibit sales of our services and limit adoption of our platform.

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

AWS is a third-party provider of cloud infrastructure services. We outsource substantially all of the infrastructure relating to our platform to AWS. Our customers need to be able to access our platform at any time, without interruption or degradation of performance. Our platform depends, in significant part, on the virtual cloud infrastructure hosted in AWS. Any incident affecting AWS infrastructure that may be caused by tsunamis, tornados, floods, hurricanes, other extreme or unusual weather events, earthquakes, fires, acts of war or terrorism, or other catastrophic events, power loss, telecommunications failures, cyberattacks, and other similar events beyond our control, could adversely affect our cloud-native platform. Additionally, AWS may experience threats or attacks from computer malware, ransomware, viruses, social engineering (including phishing attacks), denial of service or other attacks. In addition, employee theft or misuse and general hacking have become more prevalent in our industry. Any of these security incidents could result in unauthorized access to, damage to, disablement or encryption of, use or misuse of, disclosure of, modification of, destruction of, or loss of our data or our customers’ data or disrupt our ability to provide our platform or service. A prolonged AWS service disruption affecting our platform would adversely impact our ability to serve our customers and could damage our reputation with current and potential customers, expose us to liability, result in substantial costs for remediation, cause us to lose customers, or otherwise harm our business, financial condition, or results of operations. We may also incur significant costs for using alternative hosting sources or taking other actions in preparation for, or in reaction to, events that damage the AWS services we use.

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

Moreover, changes in law, the imposition of new or additional regulations, or the enactment of any new or more stringent legislation that impacts our business could require us to change the way we operate. In addition, changes in laws and regulations applicable to us, our third-party partners or our suppliers, or changes in their enforcement or regulatory interpretation could result in changes in the legal requirements affecting us (including with retroactive effect) or our partners and suppliers. Any changes in the laws and regulations to which we or our partners and suppliers are subject could adversely affect our business, financial condition and results of operations. It is impossible to predict whether there will be any future changes in the regulatory regimes to which we will be subject or the effect of any such change.

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

Our ability to obtain or maintain licensing authorization for our platform is subject to government rules and processes which can cause delays or failures in obtaining authorizations requested. Further, regulators may adopt new rules and regulations which could impose new requirements impacting our business, financial condition, and results of operations. If we do not maintain regulatory authorizations for our existing satellites, associated ground facilities and terminals, and services we provide, or obtain authorizations for our future satellites, associated ground facilities and terminals, and services we provide, we may not be able to operate our existing satellites or expand our operations.

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

We hold FCC and foreign governmental licensing authority licenses, permits, and approvals for our satellite constellations and earth stations. As we build out our satellite constellation, we will require new licenses, permits, or approvals from the FCC and/or foreign governmental licensing authorities or modifications to existing licenses, permits, or approvals. Changes to our satellite constellation and earth stations may also require prior approval from the FCC or other governmental authorities. These modifications or changes may take time: for example, the FCC typically processes satellite applications for new orbital locations or frequencies on a first come, first served basis. From time to time, we may have pending applications for permanent or temporary changes in frequencies and technical design. From time to time, we have filed or will need to file applications to replace or add satellites to our satellite constellation. These licenses, permits, and approvals are also subject to modification by the FCC and foreign government licensing authorities. In addition, our licenses, permits, and approvals require coordination with various entities, including other federal government agencies. There can be no assurance that the FCC or foreign governmental licensing authorities will renew the licenses we hold, modify the licenses we currently hold, or grant new licenses, or that coordination conditions can continue to be met. If the FCC or a foreign governmental licensing authority revokes, modifies or fails to renew the licenses we hold, or fails to grant a new license or modification, or if we fail to satisfy any of the conditions of our licenses, we may not be able to continue to provide our services.

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

Our launches and operation of our platform may require additional regulatory authorizations from the FCC or a non-U.S. licensing jurisdiction. Obtaining launch windows for planned satellites and ground stations, preparing for launch, and working with the requisite equipment in foreign jurisdictions may require coordination with U.S. and foreign regulators. If any of our current operations are deemed not to be in compliance with applicable regulatory requirements, we may be subject to various sanctions, including fines, loss of authorizations, or denial of applications for new authorizations or renewal of existing authorizations. It is not uncommon for licenses for new satellites or additional operational parameters to be granted just prior to launch, which may result in unanticipated expenses or delays. If we do not obtain required authorizations in the future, we will not be able to operate our planned satellites. If we obtain a required authorization but we do not receive customer acceptance of project-based deliverables regarding the construction, launch, and operation of a satellite by deadlines that may be established in the authorization, we may lose our authorization to operate a satellite using certain frequencies in an orbital location. Any authorizations we may obtain may also impose operational restrictions or permit interference that could affect our use of planned satellites.

Countries or their regulatory authorities, or the International Telecommunication Union ("ITU"), a specialized technical agency of the United Nations, may adopt new laws, policies, or regulations, or change their interpretation of existing laws, policies, or regulations, that could cause our existing authorizations and the frequency allocations that we rely on for use of our satellites to be changed or cancelled, require us to incur additional costs, impose or change existing price ceilings, or otherwise adversely affect our operations or revenues. As a result, any currently held regulatory authorizations and licenses are subject to rescission and renewal and may not remain sufficient or additional authorizations may be necessary that we may not be able to obtain on a timely basis or on terms that are not unduly burdensome. There is no guarantee that such licenses will be renewed.

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

In many cases, our services are or may in the future be subject to U.S. export control laws and regulations including the EAR and ITAR, and subject to trade and economic sanctions maintained by OFAC. We are also subject to export control and trade sanctions laws and regulations in other jurisdictions in which we operate. As such, an export license may be required to export or re-export our technology and services to certain countries or end-users, or for certain end-uses. If we were to fail to comply with such U.S. export controls laws and regulations, U.S. economic sanctions, or other similar laws or regulations in other jurisdictions, we could be subject to both civil and criminal penalties, including substantial fines, possible incarceration for employees and managers for willful violations, and the possible loss of our export or import privileges. Compliance with the EAR, ITAR, and other applicable regulatory requirements regarding the export of our services, including new releases and/or the performance of services, may create delays in the introduction of our services in non-U.S. markets, prevent our customers with non-U.S. operations from deploying these services throughout their global systems or, in some cases, prevent the export of the services to some countries altogether.

Obtaining the necessary export license for a particular sale or offering may not be possible, may be time-consuming, and may result in the delay or loss of sales opportunities. We have failed, and could in the future fail, to secure or maintain at all times all required export authorizations, which could have negative consequences on our business, including reputational harm, government investigations and civil and criminal penalties. Additionally, monitoring and ensuring compliance with these complex export control laws, regulations and sanctions is particularly challenging because our offerings are widely distributed throughout the world. A failure by us or our partners to comply with all relevant export laws and regulations could have negative consequences for us, including reputational harm, government investigations and penalties.

Changes in domestic or international export or import laws or regulations, economic sanctions, or related legislation, shifts in the enforcement or scope of existing export, import, or sanctions laws or regulations, or changes in the countries, governments, persons, or technologies targeted by such export, import, or sanctions laws or regulations, could result in decreased use of our platform by, or in our decreased ability to export or sell access to our platform to, existing or potential end-customers with international operations. A decreased use of our platform or limitation on our ability to export to or sell access to our platform in international markets could adversely affect our business, financial condition, and results of operations.

We are subject to anti-corruption, anti-bribery, anti-money laundering, and similar laws, and non-compliance with such laws can subject us to criminal penalties or significant fines, harm our reputation, and adversely affect our business, financial condition, results of operations, and growth prospects.

We are subject to the FCPA, the UK Bribery Act, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, and other anti-corruption, anti-bribery, and anti-money laundering laws and regulations in the jurisdictions in which we have offices or do business, both domestic and abroad. These laws and regulations generally prohibit companies and their employees, business partners, third-party intermediaries, representatives, and agents from authorizing, offering, or providing, directly or indirectly, improper payments to government officials, political candidates, political parties, or commercial partners for the purpose of obtaining or retaining business or securing an improper business advantage.

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

A violation of the FCPA, the UK Bribery Act or other applicable anti-bribery, anti-corruption laws, and anti-money laundering laws could result in whistleblower complaints, adverse media coverage, investigations, loss of export privileges, severe criminal or civil sanctions, settlements, prosecution, enforcement actions, fines, damages, or suspension or debarment from government contracts, any of which could adversely affect our reputation, business, stock price, financial condition, results of operations, and growth prospects. In addition, responding to an investigation or action will likely result in a significant diversion of management’s attention and resources and significant defense costs and other professional fees.

Domestic and international tax laws and regulations, and changes to such tax laws and regulations, could adversely affect our business, financial condition, and results of operations.

Beginning in 2022, the Tax Cuts and Jobs Act (the "Tax Act") requires taxpayers to capitalize research and development expenses with amortization periods over five and 15 years, which reduces taxable loss, and creates a new deferred tax asset for capitalized research and development costs, and corresponding adjustments to tax on foreign source income through global intangible low-taxed income ("GILTI").

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

There is also a high level of uncertainty in today’s tax environment stemming from both global initiatives put forth by the Organization for Economic Co-operation and Development, and unilateral measures being implemented by various countries due to a lack of consensus on these global initiatives. Unilateral measures such as digital services taxes and corresponding tariffs in response to such measures are creating additional uncertainty. If these proposals are passed, it is likely that we will have to pay higher income taxes in countries where such rules are applicable.

Our ability to utilize our net operating loss carryforwards and certain other tax attributes to offset future taxable income may be limited.

As of December 31, 2022, we had $251.4 million of federal and $102.7 million of state net operating loss carryforwards (“Net Operating Losses”), available to reduce future taxable income. Of the approximately $251.4 million in U.S. federal Net Operating Losses, approximately $168.9 million will be carried forward indefinitely for U.S. federal tax purposes and approximately $82.5 million will begin to expire in 2032. Our $102.7 million of state Net Operating Losses will expire in various tax years beginning in 2032. It is possible that we will not generate taxable income in time to use Net Operating Losses before their expiration, or at all.

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

The price, terms, and availability of satellite insurance has increased significantly in recent years. Launch and in-orbit policies on satellites may not continue to be available on commercially reasonable terms or at all or we may determine that it is not in our interest to purchase insurance in certain circumstances. To the extent we experience a launch or in-orbit failure that is not fully insured or not insured at all, such failure could harm our financial position. In addition, higher premiums on insurance policies increase costs, thereby reducing our available cash. In addition to higher premiums, insurance policies may provide for higher deductibles, shorter coverage periods, higher loss percentages required for constructive total loss claims and additional satellite health-related policy exclusions. If we experience significant uninsured losses, such events could have a material adverse impact on our business, financial condition, and results of operations.

We face fluctuations in currency exchange rates, which could adversely affect our financial condition and results of operations.

We are subject to fluctuations in currency exchange rates, and as we continue to expand internationally, we will become more exposed to such fluctuations. A portion of our operating expenses are incurred outside of the United States and denominated in foreign currencies. The strengthening of the U.S. dollar relative to foreign currencies in the twelve months ended December 31, 2022 increased the real cost of our platform for those customers paying in U.S. dollars outside of the United States, which could lead to the lengthening of our sales cycle or reduced demand for our platform. The fluctuations in currency exchange rates could increase the cost of expenses such as payroll, utilities, tax, and marketing expenses, as well as overseas capital expenditures. As we continue our international expansion, increased international sales may result in foreign currency denominated sales, increasing our foreign currency risk. Moreover, this continued expansion will increase operating expenses incurred outside the United States and denominated in foreign currencies. To date, we have not entered into any hedging transactions in an effort to reduce our exposure to foreign currency exchange risk. While we may decide to enter into hedging transactions in the future, the availability and effectiveness of these hedging transactions may be limited and we may not be able to successfully hedge our exposure, which would adversely affect our business, financial condition, and results of operations.

Material impairments in the carrying value of our goodwill would negatively affect our operating results.

Goodwill represents a significant portion of our assets. As of December 31, 2022, we had $50.0 million in goodwill, which resulted from our acquisition activity and represents the excess of the consideration transferred over the fair value of the net assets acquired. We assess at least annually whether events or changes in circumstances indicate that the carrying value of our goodwill assets may not be recoverable. If our market capitalization continues to decline, and if macroeconomic conditions worsen, our reporting unit may be at risk for future goodwill impairments. Any write-off of a material portion of our goodwill would negatively affect our results of operations.

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

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as described in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” but the estimates and assumptions involve significant subjectivity and judgment. Our estimates and judgments relating to our critical accounting policies may be based on assumptions that change or prove to be incorrect, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the market price of our common stock.

Our failure to maintain an effective system of disclosure controls and internal control over financial reporting could impair our ability to produce timely and accurate financial statements or comply with applicable regulations.

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), and the listing standards of the NYSE. Section 404(a) of the Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are required to provide an annual management report on the effectiveness of our internal controls over financial reporting. The standards required for a public company under Section 404(a) are significantly more stringent than those that were required of us as a privately-held company. We are continuing to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we will file with the SEC is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that information required to be disclosed in reports under the Exchange Act is accumulated and communicated to our principal executive and financial officers. We are also continuing to improve our internal control over financial reporting. We have expended, and anticipate that we will continue to expend resources in order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting.

Our current controls and any new controls that we develop may become inadequate because of changes in the conditions in our business, including increased complexity resulting from any international expansion. Further, weaknesses in our disclosure controls and our internal control over financial reporting have been identified, and others may be discovered in the future. Our management may not be able to effectively and timely implement controls and procedures that adequately respond to the increased regulatory compliance and reporting requirements. Any failure to develop or maintain effective controls, or any difficulties encountered in their implementation or improvement, could harm our results of operations or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods, such as the restatements of our financial statements for the periods ended September 30, 2021, December 31, 2021, March 31, 2022 and June 30, 2022. Any failure to implement and maintain effective internal control over financial reporting in a timely manner or with adequate compliance could also adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we will eventually be required to include in our periodic reports that will be filed with the SEC. Ineffective disclosure controls and procedures and internal control over financial reporting could also have a material adverse effect on our business and cause investors to lose confidence in our reported financial and other information, which would likely adversely affect the market price of our common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the NYSE.

We recently restated our financial statements for several prior periods, which resulted in unanticipated costs and may adversely affect investor confidence, our stock price, our ability to raise capital in the future and our reputation, and may result in stockholder litigation and regulatory actions.

On October 20 and 22, 2022, the Audit Committee of our Board of Directors, after discussion with management and with our independent registered public accounting firm, concluded that our previously issued consolidated financial statements as of and for the quarter and nine months ended September 30, 2021, quarter and year ended December 31, 2021, quarter ended March 31, 2022, and quarter and six months ended June 30, 2022 (the “Affected Periods”) should no longer be relied upon due to an error related to the calculation of the fair value of our contingent earnout liability in each of the Affected Periods. As a result, we restated the financial statements for the Affected Periods.

As a result, we incurred unanticipated costs for accounting and legal fees in connection with the restatements, and the restatements may have the effect of eroding investor confidence in our company and our financial reporting and accounting practices and processes and may raise reputational issues for our business. The restatements may negatively impact the trading price of our securities and make it more difficult for us to raise capital on acceptable terms, or at all. In addition, the restatements and related material weaknesses in our internal control over financial reporting may also result in stockholder litigation against us, or adverse regulatory consequences, including investigations, penalties or suspensions by the SEC or the NYSE. Any such regulatory consequences, litigation, claim or dispute, whether successful or not, could subject us to additional costs, divert the attention of our management, or impair our reputation. Each of these consequences could have a material adverse effect on our business, results of operations and financial condition.

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

These IT deficiencies did not result in a misstatement to the financial statements; however, the deficiencies, when aggregated, could impact our ability to maintain effective segregation of duties, as well as the effectiveness of IT-dependent controls (such as automated controls that address the risk of material misstatement to one or more assertions, along with the IT controls and underlying data that support the effectiveness of system-generated data and reports) that could result in misstatements potentially impacting all financial statement accounts and disclosures that would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected. Accordingly, management has determined these deficiencies in the aggregate constitute a material weakness.

We are taking certain measures to remediate these material weaknesses described above as described in Part II, Item 9A of this Annual Report on Form 10-K, however such material weaknesses had not been remediated as of December 31, 2022. In addition, due to the material weaknesses in internal control over financial reporting, we have also determined that our disclosure controls and procedures were ineffective as of December 31, 2022.

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

Our metrics and estimates, used to evaluate our performance and to make results of operations projections, rely in large part upon assumptions and analyses developed by us~~,~~ and are subject to inherent challenges in measurement. Any real or perceived inaccuracies in those estimates may harm our reputation and negatively affect our business.

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

In June 2022, we entered into a financing agreement (the "Blue Torch Financing Agreement"), with Blue Torch Finance LLC, which provides us with a senior secured convertible credit facility (the "Blue Torch Credit Facility") in an aggregate principal amount of $120.0 million that was fully drawn in June 2022. There can be no assurance that we will be able to repay this indebtedness when due, or that we will be able to refinance this indebtedness on acceptable terms or at all.

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
•
require us to dedicate a substantial portion of our cash flow from operations to service and repayment of the indebtedness, reducing the amount of cash flow available for other purposes;
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

A change in control or a breach of any of the covenants in the Blue Torch Credit Facility could result in an event of default, which, if not cured or waived, could trigger acceleration of our indebtedness and an increase in the interest rates applicable to such indebtedness, and may result in the acceleration of or default under any other debt we may incur in the future to which a cross-acceleration or cross-default provision applies. The acceleration of the indebtedness under our credit agreements or under any other indebtedness could have a material adverse effect on our business, results of operations, and financial condition. In the event of any default under our existing or future credit facilities, the applicable lenders could elect to terminate borrowing commitments and declare all borrowings and loans outstanding, together with accrued and unpaid interest and any fees and other obligations, to be due and payable. In addition, our obligations under the Blue Torch Credit Facility are secured by a security interest in substantially all of our assets. During the existence of an event of default under the Blue Torch Credit Facility, the lenders could exercise their rights and remedies thereunder, including by way of initiating foreclosure proceedings against any assets constituting collateral for our obligations under such credit facility.

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

•
a dual-class common stock structure, which provides our founders, Peter Platzer, Theresa Condor, Joel Spark and Jeroen Cappaert ("Legacy Spire Founders"), with the ability to determine or significantly influence the outcome of matters requiring stockholder approval, even if they own significantly less than a majority of the shares of outstanding common stock;
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
•
providing that vacancies on our board of directors may be filled only by a majority of directors then in office, including those who have so resigned, of our board of directors, even though less than a quorum;
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

These provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors, which is responsible for appointing the members of our management. In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law (the “DGCL”), which generally prohibits a Delaware corporation from engaging in any of a broad range of business combinations with any “interested” stockholder for a period of three years following the date on which the stockholder became an “interested” stockholder.

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

The dual class structure of our common stock has the effect of concentrating voting power with the Legacy Spire Founders, which will limit your ability to influence the outcome of matters submitted to our stockholders for approval, including the election of our board of directors, the adoption of amendments to our certificate of incorporation and bylaws, and the approval of any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction. Our Class A common stock has one vote per share and our Class B common stock that is held only by our Legacy Spire Founders has nine votes per share. Accordingly, the Class B common stock held by the Legacy Spire Founders represents approximately 43.0% of the voting power of our outstanding capital stock in the aggregate as of December 31, 2022. Additionally, the Class A common stock and Class B common stock held by two of the Legacy Spire Founders, Peter Platzer and Theresa Condor, who are husband and wife, represents approximately 33.4% of the voting power of our outstanding capital stock in the aggregate as of December 31, 2022. As a result, Peter Platzer and Theresa Condor and the other Legacy Spire Founders will be able to determine or significantly influence any action requiring the approval of our stockholders, including the election of our board of directors, the adoption of amendments to our certificate of incorporation and bylaws, and the approval of any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction. The Legacy Spire Founders may have interests that differ from yours and may vote in a way with which you disagree, and which may be adverse to your interests. This concentrated control may have the effect of delaying, preventing, or deterring a change in control, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of the Company, and might ultimately affect the market price of our common stock. Further, the separation between voting power and economic interests could cause conflicts of interest between the Legacy Spire Founders and our other stockholders, which may result in the Legacy Spire Founders undertaking, or causing us to undertake, actions that would be desirable for themselves but would not be desirable for our other stockholders. The numbers of shares and percentage interests set forth above assume that there are no future exercises of the warrants.

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
•
sales of substantial amounts of shares of our common stock by our directors, executive officers, or significant stockholders or the perception that such sales could occur; and
•
general economic and political conditions such as recessions, inflation, geopolitical instability, acts of war or terrorism, and fluctuations in interest rates, fuel prices and international currency.

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

As a public company, we incur substantial legal, accounting, administrative, and other costs and expenses that Legacy Spire did not incur as a private company. The Sarbanes-Oxley Act, including the requirements of Section 404, as well as rules and regulations subsequently implemented by the SEC, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, and the rules and regulations promulgated and to be promulgated thereunder, the Public Company Accounting Oversight Board and the securities exchanges, impose additional reporting and other obligations on public companies. Compliance with public company requirements increases costs and makes certain activities more time-consuming. A number of those requirements require us to carry out activities that Legacy Spire had not done previously. For example, we created new board committees and adopted new internal controls and disclosure controls and procedures. In addition, we incur expenses associated with SEC reporting requirements. Furthermore, we have identified issues in complying with those requirements, and if further issues are identified (for example, the previously-identified material weaknesses in internal control over financial reporting and if additional material weaknesses are identified), we could incur additional costs rectifying those issues, and the existence of those issues could adversely affect our reputation or investor perceptions of us. Risks associated with our status as a public company may make it more difficult to attract and retain qualified persons to serve on our board of directors or as executive officers, and director and officer liability insurance for public companies is expensive. The additional reporting and other obligations imposed by these rules and regulations have, and will continue to, increase legal and financial compliance costs and the costs of related legal, accounting, and administrative activities. These increased costs require us to divert a significant amount of money that could otherwise be used to expand the business and achieve strategic objectives. Advocacy efforts by stockholders and third parties may also prompt additional changes in governance and reporting requirements, which could further increase costs.

Additionally, many members of our management team have limited experience managing a publicly traded company, interacting with public company investors, and complying with the increasingly complex laws pertaining to public companies. Our management team may not successfully or effectively manage our transition to a public company that will be subject to significant regulatory oversight and reporting obligations under federal securities laws and the continuous scrutiny of securities analysts and investors. These new obligations and constituencies require significant attention from our senior management and could divert their attention away from the day-to-day management of our business, which could adversely affect our business, financial condition, and results of operations. We may not have adequate personnel with the appropriate level of knowledge, experience, and training in the accounting policies, practices, or internal control over financial reporting required of public companies in the United States. The development and implementation of the standards and controls necessary for us to achieve the level of accounting standards required of a public company in the United States may require costs greater than expected. It is possible that we will be required to expand our employee base and hire additional employees to support our operations as a public company which will increase our operating costs in future periods.

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

Our future success also depends, in part, on our ability to continue to attract and retain highly skilled personnel. Competition for these personnel is intense, and the industry in which we operate is generally characterized by significant competition for skilled personnel as well as high employee attrition. We may not be successful in attracting, retaining, training, or motivating qualified personnel to fulfill our current or future needs. Furthermore, our ability to attract and retain employees may be affected by pandemics and their effects on global workforce patterns and employee expectations regarding working in offices, and may result in a more geographically distributed workforce than we anticipate. Additionally, the former employers of our new employees may attempt to assert that our new employees or we have breached their legal obligations, which may be time- consuming, distracting to management, and may divert our resources.

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

The trading market for our securities may be influenced by the research and reports that industry or securities analysts may publish about us, our business, market, or competitors. The analysts’ estimates are based upon their own opinions and are often different from our estimates or expectations. If few securities or industry analysts cover us, or if one or more of these analysts cease coverage of us or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our share price or trading volume to decline. If any of the analysts who cover us adversely changes its recommendation regarding our common stock or provides more favorable relative recommendations about our competitors or publishes inaccurate or unfavorable research about our business, the price of our common stock would likely decline.

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

Spire is not currently a party to any legal proceedings that, if determined adversely to us, would, in our opinion, have a material adverse effect on our business, results of operations, financial condition, or cash flows. Future litigation may be necessary to defend ourselves, our partners, and our customers by determining the scope, enforceability, and validity of third-party proprietary rights, or to establish our proprietary rights. The results of any current or future litigation cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market Information for Common Stock

Our Class A common stock is listed on the NYSE under the symbol “SPIR”. Our Class B common stock is not listed on any market.

Holders of Record

As of February 24, 2023, there were 162 holders of record of our Class A common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

As of February 24, 2023, there were four holders of record of our Class B common stock. All shares of our Class B common stock are beneficially owned by Peter Platzer, Theresa Condor, Jeroen Cappaert and William Joel Spark, or their affiliates.

Dividend Policy

We have never declared or paid any cash dividends on our capital stock, and do not intend to pay cash dividends to our stockholders in the foreseeable future. We expect to retain all available funds and any future earnings, if any, to fund the growth and development of our business. Investors should not purchase our common stock with the expectation of receiving cash dividends. Any future determination to declare dividends will be made at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements, general business conditions, and other factors that our board of directors may deem relevant. In addition, the terms of the Blue Torch Financing Agreement contain restrictions on our ability to declare and pay cash dividends on our capital stock.

Repurchases of Securities

In November 2022, we commenced a warrant exchange, and on December 19, 2022, 9,956,489 publicly-traded warrants (“Public Warrants”) and 6,600,000 private placement warrants were each exchanged for 0.2 shares of our Class A common stock, or an aggregate 3,311,286 shares of Class A common stock. On December 19, 2022, we also entered into an amendment to the warrant agreement that provided us with the right to require the exchange of the remaining outstanding Public Warrants for Class A common stock at an exchange ratio of 0.18 shares for each Public Warrant. We exercised this exchange right on December 19, 2022, and the remaining 1,543,493 of Public Warrants were exchanged on January 4, 2023 for 277,828 shares of the Company's Class A common stock.

Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our audited consolidated financial statements as of and for the years ended December 31, 2022 and 2021 and the related notes appearing elsewhere in this Annual Report on Form 10-K. In addition to historical consolidated financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results could differ materially from those anticipated by these forward-looking statements as a result of many factors. We discuss factors that we believe could cause or contribute to these differences below and elsewhere in this Annual Report on Form 10-K, including those set forth in the sections titled “Risk Factors” and “Special Note Regarding Forward-Looking Statements.” Our fiscal years ended December 31, 2022 and 2021 are referred to herein as fiscal year 2022 and fiscal year 2021, respectively. Unless the context otherwise requires, all references to “the Company,” “we,” “us,” or “our” and similar terms refer to Spire and its subsidiaries.

Overview

We are a global provider of space-based data, analytics and Space Services, offering unique datasets and powerful insights about Earth from the ultimate vantage point—space—so that organizations can make decisions with confidence, accuracy and speed. We own and operate one of the world’s largest multi-purpose satellite constellations in low earth orbit. Our multi-receiver satellites obtain Automatic Identification Systems ("AIS") data from vessels, Automatic Dependent Surveillance–Broadcast (“ADS–B”) data from aircraft and radio occultation (“RO”) data utilizing GNSS satellites. Our fully deployed constellation consists of more than 100 satellites, and we believe it is also one of the world’s largest “listening” constellations, observing the earth utilizing radio frequency sensors. We enrich this hard-to-acquire, valuable data with analytics and predictive solutions, providing data as a subscription to organizations around the world so that they can improve business operations, decrease their environmental footprint, deploy resources for growth and competitive advantage and mitigate risk.

In December 2022, our constellation covered the earth more than 200 times per day on average and our global ground station network performed thousands of contacts each day on average, reliably and resiliently collecting data with low latency. Our cloud-based data infrastructure in aggregate processes three terabytes of data each day on average, in creating our proprietary data analytics solutions. We provide customers these solutions through an application programming interface (“API”) infrastructure. The global proprietary data that we collect includes data that can only be captured from space with no terrestrial alternatives. We collect this data once and can then sell it an unlimited number of times across a broad and growing set of industries, including weather, aviation and maritime, with global coverage, real-time and near real-time data that can be easily integrated into our customers’ operations. Our Space Services offering enables our customers, commercial and government organizations, to go from idea to orbit simply, reliably, quickly and cost efficiently. We launch software, payloads and dedicated satellite constellations for our customers that we own and manage on their behalf. Just like our proprietary data and analytic solutions, our customers subscribe to the data that is collected through an API.

From our founding in 2012, we have set out to leverage data from space to solve problems on Earth. We aim to help inspire, lead, and innovate the business of space-based data. Today, our proprietary data and solutions are being used to help commercial and government organizations gain the advantage that they seek to innovate and solve some of the world’s greatest challenges, like climate change and global security. We have experienced rapid growth in recent periods. In November 2021, we acquired exactEarth (the "Acquisition"), a leading provider of global maritime vessel data for ship tracking and maritime situational awareness solutions in Canada.

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

Highlights from Fiscal Year 2022

•
Full year 2022 revenue was $80.3 million, an increase of 85% from fiscal year 2021.
•
As of December 31, 2022, annual recurring revenue (“ARR”) was nearly $100 million at $99.4 million, an increase of approximately 41% from December 31, 2021. For the definition of ARR, see the section titled “—Key Business Metrics.”
•
We added 135 net new ARR Solution Customers throughout fiscal year 2022 and ended the year with 733 ARR Solution Customers, a 23% increase over December 31, 2021. For the definition of ARR Solution Customers, see the section titled “—Key Business Metrics.”
•
In the first quarter, we announced a space-as-a-service deal with NorthStar to build a constellation of satellites focused on space-situational awareness and debris monitoring. The first award within the contract is for three satellites, with pre-agreed options for NorthStar to scale the constellation to dozens of satellites as their business operational needs grow.
•
We were awarded an approximately $10 million contract by the National Oceanic and Atmospheric Administration ("NOAA") to provide six months of radio occultation ("RO") data. The near-real-time RO data consists of vertical profiles of atmospheric temperature and related quantities for operational weather models and other applications. The data will be available for NOAA to distribute globally as scientists collaborate to find new and meaningful weather and climate insights.
•
We were awarded a $4 million contract by NOAA to develop, integrate, test and demonstrate a Hyperspectral Microwave Sensor payload. Unlike an airborne or balloon-based platform, we are able to provide high-quality commercial data for NOAA’s weather forecast models and to leverage our existing work with RAL Space and the U.K. Government to develop Hyperspectral Microwave Sensors.
•
We continued to improve our geolocation capabilities by recently deploying satellites equipped with an antenna and software-defined radio tuned to capture signals from L-Band Satcom. The presence of these signals in certain locations and under certain circumstances is indicative of activities that are of critical importance for some of our government customers to help make the world a safer place.
•
We unveiled a next generation 16U satellite bus that offers the capabilities of a larger satellite, with up to double the payload capacity of conventional 16Us, while offering all the benefits of a nanosatellite. The satellite bus is tailored for customers with missions that require larger payloads and more power, volume, and data capabilities than a conventional 16U, such as Earth observation and space domain awareness missions.
•
We closed a $120 million credit facility with Blue Torch Finance LLC, which highlights the strength of our business, and further improves our balance sheet and liquidity position.

Macroeconomic, Geopolitical and COVID-19 Impact

Over the past two years, we have been impacted by the macroeconomic environment, such as fluctuations in foreign currencies, the COVID-19 pandemic, increasing interest rates and the Russian invasion of Ukraine.

A strong U.S. dollar relative to our foreign subsidiaries' local functional currency for most of 2022 negatively impacted our revenue, since approximately one-third of our sales are transacted in foreign currencies, though it positively impacted our expenses, since a majority of our employees reside in countries outside of the United States.

The COVID-19 pandemic has caused existing or potential customers to re-evaluate their decision to purchase our offerings, at times resulting in additional customer discounts, extended payment terms, longer sales cycles, and a few contract cancellations. The pandemic also led to reduced company-wide travel, resulted in a move to a hybrid work model, created a more difficult hiring process and at times resulted in employee attrition.

Increasing interest rates in 2022 resulted in higher interest expenses, as our credit facility is based on a floating interest rate.

The Russian invasion of Ukraine and the continuing conflict created additional global sanctions, which at times caused scheduling shifts or launch cancellations by third-party satellite launch providers, which delayed revenue recognition of certain sales contracts.

If any of these factors continue or worsen, and/or if new macroeconomic or geopolitical issues arise, our results and financial condition could be further negatively impacted. We cannot predict the timing, strength, or duration of any economic slowdown, downturn, instability, or recovery, generally or within any particular industry or geography. Any downturn of the general economy or industries in which we operate would adversely affect our business, financial condition, and results of operations.

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

We track our progress landing new customers by measuring the number of ARR Solution Customers we have from one fiscal year to the next. For instance, we have increased our number of ARR Solution Customers from 598 as of December 31, 2021 to 733 as of December 31, 2022. We track our progress in expanding our customer relationships by measuring our ARR Net Retention Rate. For the definition of ARR Net Retention Rate, see the section titled “—Key Business Metrics.” Our organic ARR Net Retention Rate was 117% for fiscal year 2022 and 110% for fiscal year 2021.

Expansion into New Industries and Geographies

As our solutions have grown, we continue to focus on further penetration of our initial industries including maritime, aviation, logistics and government (civil and defense/intelligence) among others. We believe our technology and solutions give us the ability to also expand into additional industries, including energy, financial services, agriculture, transportation, and insurance, and into additional geographies, including Latin America, Africa, and the Middle East. Our revenue growth is dependent upon our ability to continue to expand into new industries and geographies. The costs associated with these expansions may adversely affect our results of operations.

Investment in Growth

We continue investing in growing our business and capitalizing on our market opportunities while balancing the uncertainties from the macro-economic environment and geopolitical factors. We intend to continue to add headcount to our global sales and marketing teams to acquire new customers and to increase sales to existing customers. We also intend to continue to add headcount as needed to our research and development teams and otherwise invest to improve and innovate our nanosatellite, ground station and data analytics technologies. For fiscal year 2022, our spending on research and development increased by $3.5 million, or 11%, from fiscal year 2021. $1.2 million of this increase was due to the Acquisition operating costs. For fiscal year 2022, our sales and marketing expenses increased by $8.1 million, or 40%, from fiscal year 2021. $5.2 million of this increase was due to the Acquisition operating costs. Our total headcount across all functions increased 12% from 370 employees as of December 31, 2021, to

415 employees as of December 31, 2022. The costs of these investments may adversely affect our result of operations, but we believe that these investments will contribute to our long-term growth.

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

Impact of Foreign Exchange Rates

We report in U.S. dollars, and the functional currency of our foreign operating subsidiaries is the local currency, including the Euro, the British Pound, the Singapore Dollar and the Canadian Dollar. The U.S. dollar has strengthened against many of these currencies since fiscal year 2021. In fiscal year 2022, approximately 35% of our revenues were generated in non-U.S. dollar-denominated currencies. This compares to fiscal year 2021 when approximately 46% of our revenues were generated in non-U.S. dollar-denominated currencies. The financial statements of these subsidiaries are translated into U.S. dollars using exchange rates in effect at each balance sheet date for assets and liabilities and average exchange rates during the period for revenues and expenses. To the extent we experience significant currency fluctuations, our results of operations may be impacted.

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

Our ARR growth in 2022 was driven by landing new ARR Customers (as defined below) along with increasing the amount of business with our existing customers. This is reflected in the increase in the total number of ARR Customers as of December 31, 2022, compared to December 31, 2021, as well as organic ARR Net Retention Rates that were over 100% for each of fiscal year 2022 and fiscal year 2021. Due in part to the timing of some of our project-based contracts, including when engagements start and stop, our ARR has fluctuated from period to period in the past, and we expect our ARR to continue to fluctuate from period to period in the future. ARR is a leading indicator and accordingly will tend to outpace the revenue impact as we recognize the contract value over time.

The following table summarizes our ARR at each fiscal year end for the periods indicated. The table includes the Acquisition data as the Acquisition closed prior to fiscal year 2021 year end.

	As of December 31,
(dollars in thousands)	2022	2021	% Change
ARR	$99,414	$70,752	41%

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

We define an ARR Solution Customer similarly to an ARR Customer, but we count every solution the customer has with us separately. As a result, the count of ARR Solution Customers exceeds the count of ARR Customers in each year as some customers contract with us for multiple solutions. Our multiple solutions customers are those that are under contract for at least two of our solutions: Maritime, Aviation, Weather, and Space Services. All entities that have contracts for data trials and one-time transactions are excluded from the calculation of ARR Solution Customers.

The growth in each of our ARR Customers and ARR Solution Customers in 2022 was driven by landing new ARR Customers across our four solutions (Maritime, Aviation, Weather and Space Services), expanding our industry and geographical footprints, and having a low number of customers who have not renewed their contracts with us. We believe that our ability to expand our customer base is a key indicator of our market penetration, the growth of our business, and our future potential business opportunities.

The following table summarizes the number of our ARR Customers and ARR Solution Customers at the end of fiscal years 2022 and 2021. The table includes the Acquisition data as the Acquisition closed prior to the end of fiscal year 2021.

	As of December 31,
	2022	2021	% Change
ARR Customers	709	575	23%
ARR Solution Customers	733	598	23%

ARR Net Retention Rate

The ARR Net Retention Rate measures the overall impact from increases in customer contract value (upsells), the decreases in customer contract value (downsells), and the decreases in customer value resulting from customers that have not renewed their contracts with us (lost customers). For the full year fiscal period, we calculate this by dividing the aggregate amount of upsells, downsells and lost customer ARR by the aggregate amount of customer ARR that was up for renewal during that same full year fiscal period.

The following table summarizes our ARR Net Retention Rate for each of fiscal years 2022 and 2021. The table excludes the Acquisition data for fiscal year 2021 due to the Acquisition only impacting the month of December 2021.

	Fiscal Year
	2022	2021	% Change
ARR Net Retention Rate	117%	110%	7%

Our ARR Net Retention Rate can be impacted from period to period by large increases or decreases in customer contract value and large decreases in contract value from customers that have not renewed their contracts with us. An ARR Net Retention Rate greater than 100% is an indication that we are growing the value of the solutions our customers are purchasing from us from a fiscal period end versus the prior fiscal period end. An ARR Net Retention Rate less than 100% is an indication that we are reducing the value of the solutions our customers are purchasing from us from a fiscal period end versus the prior fiscal period end. For fiscal year 2022, our ARR Net Retention Rate increased 7% from fiscal year 2021. This increase reflects our success in our "land and expand" strategy of providing existing customers with additional coverage, data sets, a variety of enhanced features and services to our customer's contracts, such as the incremental NOAA Weather contracts signed during fiscal year 2022.

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

Cost of Revenue

Cost of revenue consists primarily of personnel costs, depreciation, hosted infrastructure and high-power computing costs, third-party operating and royalty costs associated with delivering our data and services to our customers and amortization of purchased intangibles associated with the Acquisition. Personnel costs are primarily related to the cost of our employees supporting and managing our constellation operations including satellite operations, ground station control and launch management. Costs associated with the manufacture and launch of our satellites, including personnel costs, are capitalized and depreciated upon placement in service, typically over a three-year expected useful life. As satellites reach the end of their expected useful life, they are generally replaced with replenishment satellites to maintain our constellation at optimal performance. Costs associated with the acquisition and development of new ground stations, including the bill of materials and labor to install the ground station, are capitalized and depreciated upon placement in service typically over a four-year to ten-year expected useful life. We anticipate ongoing capital spending to repair and replenish ground stations as they reach the end of their expected useful life to keep our ground station network at optimal performance. Our proprietary ground station network is primarily located in third-party locations where we incur lease and other operational charges. Cost of revenue also includes royalties associated with third-party data sets that we integrate into our data solutions.

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

Sales and Marketing. Sales and marketing expenses consist primarily of employee-related expenses, sales commissions, marketing and advertising costs, costs incurred in the development of customer relationships, brand development costs, travel-related expenses and amortization of purchased intangible backlog associated with the Acquisition. Commission costs for new customer contract bookings are considered costs of obtaining customer contracts. Commission costs for multi-year deals are considered contract acquisition costs and are deferred and then amortized over the period of the contract excluding the last twelve months, which are expensed at the beginning of the final twelve-month period. Commission costs on contracts completed with a term of twelve months or less are expensed in the period incurred.

General and Administrative. General and administrative expenses consist of employee-related expenses for personnel in our executive, finance and accounting, facilities, legal, human resources, global supply chain, and management information systems functions, as well as other administrative employees. In addition, general and administrative expenses include fees related to third-party legal counsel, corporate insurance, fees related to accounting, tax and audit costs, office facilities costs, software subscription costs and other corporate costs.

Loss on Decommissioned Satellites. Loss on decommissioned satellites consist of the write-off of the remaining capitalized costs associated with the manufacture and launch of our satellites prior to the end of the satellite’s useful life. We contract with third-party companies to launch, carry and deploy our satellites into space. A loss could result from a third-party launch or deployer failure, a technical failure of the satellite, or the deorbit or decommissioning of a satellite before the end of the satellite’s useful life. A technical failure could include a satellite that is not able to communicate with our network of ground stations or fulfill its intended technical mission for a duration greater than one month. The loss amount is presented net of any insurance proceeds received. Due to the nature of these events, we cannot predict the magnitude or frequency of future satellite deorbit and launch failure losses. While we sometimes purchase launch insurance when financially practical, the proceeds from these policies will typically only cover a portion of our loss in the event of an unplanned satellite deorbit or launch failure. We incurred a $0.5 million loss on decommissioned satellites in fiscal year 2022. We did not incur any such loss in fiscal year 2021.

Other Income (Expense)

Interest Income. Interest income includes interest earned on our cash balances and short-term marketable securities.

Interest Expense. Interest expense includes interest costs associated with our promissory and convertible notes, and amortization of deferred financing costs.

Change in Fair Value of Contingent Earnout Liability. Change in fair value of contingent earnout liability includes mark-to-market adjustments to reflect changes in the fair value of the contingent earnout liability.

Change in Fair Value of Warrant Liabilities. Change in fair value of warrant liabilities includes mark-to-market adjustments to reflect changes in the fair value of warrant liabilities and the exchange of warrants for common stock.

Loss on Extinguishment of Debt. Loss on extinguishment of debt includes accelerated debt issuance expenses, legal and other fees associated with the payoff or refinancing of existing debt.

Other Income (Expense), Net. Other income (expense), net consists primarily of tax credits, grant income, the impact of foreign exchange gains and losses, benefit from loan forgiveness, loss on debt extinguishment, all transaction costs and other administrative fees associated with the warrant exchange, and sales and local taxes. We use the local currency as our functional currency for our subsidiaries in Luxembourg, United Kingdom, Singapore and Canada.

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

Results of Operations

Fiscal Year 2022 Compared to Fiscal Year 2021

The following tables set forth selected consolidated statements of operations data for each of the periods indicated:

	Years Ended December 31,
(in thousands)	2022	2021
Revenue	$80,268	$43,375
Cost of revenue(1)	40,327	18,720
Gross profit	39,941	24,655
Operating expenses(1):
Research and development	35,153	31,615
Sales and marketing	28,502	20,387
General and administrative	44,831	40,479
Loss on decommissioned satellites	549	—
Total operating expenses	109,035	92,481
Loss from operations	(69,094)	(67,826)
Other income (expense):
Interest income	948	23
Interest expense	(13,955)	(11,417)
Change in fair value of contingent earnout liability	9,677	48,248
Change in fair value of warrant liabilities	8,757	(1,600)
Loss on extinguishment of debt	(22,510)	(3,255)
Other expense, net	(2,912)	(1,766)
Total other expense, net	(19,995)	30,233
Loss before income taxes	(89,089)	(37,593)
Income tax provision	322	497
Net loss	$(89,411)	$(38,090)

(1)
Includes stock-based compensation as follows:

	Years Ended December 31,
(in thousands)	2022	2021
Cost of revenue	$232	$432
Research and development	3,154	2,859
Sales and marketing	2,822	2,307
General and administrative	5,283	6,036
Total stock-based compensation	$11,491	$11,634

Revenue

	Years Ended December 31,
(in thousands)	2022	2021	% Change
Revenue	$80,268	$43,375	85%

Total revenue increased $36.9 million, or 85%, driven primarily by the growth in the number of ARR Customers combined with our ARR Net Retention Rate greater than 100%. The Acquisition drove $17.1 million of this increase, with $18.6 million of revenue in fiscal year 2022 compared to $1.5 million in fiscal year 2021 due to the Acquisition only impacting the month of December in 2021. Our ARR Customers increased 23%, from 575 as of December 31, 2021 to 709 as of December 31, 2022, which contributed to an increase in revenue from new customers. Our ARR Net Retention Rate was 117% during fiscal year 2022, which contributed to an increase in revenue from our existing customer base.

For fiscal year 2022, we derived 46% of our revenue from the Americas, 40% of our revenue from Europe, the Middle East and Africa (“EMEA”), and 14% of our revenue from Asia Pacific (“APAC”). For fiscal year 2021, we derived 36% of our revenue from the Americas, 48% of our revenue from EMEA, and 16% of our revenue from APAC. For fiscal year 2022, we derived 71% of our revenue from subscription arrangements, compared to 49% for fiscal year 2021. This percentage mix can fluctuate significantly from period to period driven primarily by the timing of non-subscription revenue recognition in our contracts.

Cost of Revenue

	Years Ended December 31,
(in thousands)	2022	2021	% Change
Total cost of revenue	$40,327	$18,720	115%
Gross profit	39,941	24,655	62%
Gross margin	50%	57%	(7)%
Headcount (at end of year)	44	25	76%

Cost of revenue increased $21.6 million, or 115%. $15.3 million of this increase was due to the Acquisition operating costs. Organic increases were primarily driven by an increase in computing costs of $1.6 million, an increase in personnel costs of $1.5 million, an increase in third-party royalty costs of $1.3 million, an increase in depreciation expenses of $0.8 million, an increase in Space Services third-party hardware expenses of $0.3 million, an increase in travel and entertainment expenses of $0.2 million, an increase in ground station expenses of $0.2 million, and an increase in other miscellaneous operating expenses of $0.4 million. The increase in computing costs was driven primarily by higher expenses to support customer growth and some of our weather solutions transitioning from research and development to production. The increase in personnel expenses was driven primarily by headcount growth. The increase in third-party royalty costs was driven primarily by an increase in sales activity, resulting in higher payments to third-party data set providers as they augment our data solutions. Depreciation expenses increased from the prior year driven primarily by new satellites to replace retired constellation satellites which were fully depreciated and the addition of Space Services solution satellites. The increase in Space Services third-party hardware expenses was in support of strategic customer commitments. The increase in travel and entertainment expenses was driven by eased COVID-19 restrictions. The increase in ground station expenses was driven by higher operating costs on the addition of incremental capacity to improve overall data latency.

Gross margin for fiscal year 2022 and fiscal year 2021 was 50% and 57%, respectively. The Acquisition negatively impacted gross margin for fiscal year 2022 by approximately 12% and fiscal year 2021 by approximately 2%. Of these Acquisition-related gross margin reductions, approximately half was driven by purchase accounting adjustments to reduce the value of deferred revenue and to amortize purchased intangible assets. This metric can fluctuate significantly from period to period driven by the timing of the revenue as well as the timing of our technology investments to support future revenue.

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

Research and Development

	Years Ended December 31,
(in thousands)	2022	2021	% Change
Research and development	$35,153	$31,615	11%
Percentage of total revenue	44%	73%
Headcount (at end of year)	206	181	14%

Research and development expenses increased $3.5 million, or 11%. $0.9 million of this growth was due to the Acquisition operating costs. Organic increases were primarily driven by an increase in personnel costs of $3.1 million, and an increase in travel and entertainment expenses of $0.3 million, partially offset by a decrease in consulting expenses of $0.7 million and a decrease in other miscellaneous operating expenses of $0.1 million. The increase in personnel costs was driven by growth in headcount and salary adjustments during the year. The increase in travel and entertainment expenses was driven by eased COVID-19 restrictions. The decrease in consulting expenses was driven by a reduction of external technical resources, and a shift to internal resources, to support new development processes and capabilities.

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

Sales and Marketing

	Years Ended December 31,
(in thousands)	2022	2021	% Change
Sales and marketing	$28,502	$20,387	40%
Percentage of total revenue	36%	47%
Headcount (at end of year)	80	89	(10)%

Sales and marketing expenses increased $8.1 million, or 40%. $4.8 million of this growth was due to the Acquisition operating costs. Organic increases were primarily driven by an increase in contractor labor expenses of $1.5 million, an increase in personnel costs of $0.9 million, an increase in travel and entertainment expenses of $0.5 million, an increase in marketing expenses of $0.2 million, and an increase in software expenses of $0.2 million. The increase in contractor labor expenses was due to an increase in sales resources involved in selling activities. The increase in personnel costs was driven by higher non-wage compensation including commissions, stock-based compensation and bonus payments. The increase in travel and entertainment expenses was driven by eased COVID-19 restrictions. The increase in marketing expenses was driven by growth in our expenditures for demand generation, brand awareness and public relations. The increase in software expenses was driven by scaling to support overall company headcount growth.

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

General and Administrative

	Years Ended December 31,
(in thousands)	2022	2021	% Change
General and administrative	$44,831	$40,479	11%
Percentage of total revenues	56%	93%
Headcount (at end of year)	85	75	13%

General and administrative expenses increased $4.4 million, or 11%. $3.4 million of this growth was due to the Acquisition operating costs. Organic increases were primarily driven by an increase in business insurance of $3.2 million, an increase in personnel costs of $2.6 million, an increase in software expenses of $0.9 million, an increase in facilities expenses of $0.8 million, and an increase in travel and entertainment expenses of $0.5 million, and an increase in other miscellaneous operating expenses of $0.1 million, partially offset by a decrease in professional services fees of $7.1 million. The increase in business insurance was driven by incremental exposure associated with being a public company. The increase in personnel costs was driven by overall headcount growth, the full year impact of fiscal year 2021 hiring and fiscal year 2022 salary adjustments, offset by lower non-salary compensation. The increase in software expenses was driven by headcount growth and scaling of operations. The increase in facilities expenses was driven by overall headcount growth. The increase in travel and entertainment expenses was driven by eased COVID-19 restrictions. The decrease in professional services fees was driven by lower third-party accounting, legal and other consulting services associated with the Merger, the Acquisition and company readiness for going public.

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

Loss on Decommissioned Satellites

	Years Ended December 31,
(in thousands)	2022	2021	% Change
Loss on decommissioned satellites	$549	$—	100%
Percentage of total revenues	1%	—%

In fiscal year 2022, we recognized a non-cash expense of $0.5 million on decommissioned satellites as part of a routine assessment of satellites for potential impairment. There were no satellites decommissioned or impaired in fiscal year 2021.

Due to the nature of these events, we cannot predict the magnitude or frequency of future decommissioning losses. While we sometimes purchase launch insurance when financially practical, the proceeds from these policies will typically only cover a portion of our loss in the event of an unplanned satellite deorbit or launch failure.

Other Income (Expense)

	Years Ended December 31,
(in thousands)	2022	2021	% Change
Interest income	$948	$23	*
Interest expense	$(13,955)	$(11,417)	22%
Change in fair value of contingent earnout liability	$9,677	$48,248	(80)%
Change in fair value of warrant liabilities	$8,757	$(1,600)	(647)%
Loss on extinguishment of debt	$(22,510)	$(3,255)	592%
Other expense, net	$(2,912)	$(1,766)	65%

*Not meaningful

Interest income increased by $0.9 million as we shifted more liquid assets into short-term marketable securities that carried higher overall interest rates.

Interest expense increased $2.5 million, or 22%, primarily as a result of incurring higher interest and amortized debt issuance costs associated with the Blue Torch term loan.

Change in fair value of contingent earnout liability decreased by $38.6 million, or 80% driven by the mark-to-market adjustment to reflect the fair market valuation of the underlying stock price. For additional information, see Notes 2, 3 and 10 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Change in fair value of warrant liabilities was a gain of $8.8 million in fiscal year 2022 compared to a loss of $1.6 million in fiscal year 2021, a 647% difference. The $8.8 million gain in fiscal year 2022 was driven by mark-to-market adjustments and the gain on the exchange of warrants for common stock. For additional information, see Notes 2, 10 and 13 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Loss on extinguishment of debt increased $19.3 million, or 592%, driven by the acceleration of unamortized debt issuance costs and other administrative expenses associated with the payoff of the FP loan.

Other expense, net increased by $1.1 million, or 65%, primarily driven by $1.1 million in administrative expenses associated with the warrant exchange, a $0.8 million higher loss associated with the Acquisition investment in Myriota and $0.2 million in lower tax credits and miscellaneous income, partially offset by a $1.0 million reduction in realized and unrealized foreign exchange expense.

Income Taxes

	Years Ended December 31,
(in thousands)	2022	2021	% Change
Income tax provision	$322	$497	(35)%

Income tax provision decreased $0.2 million, or 35%, primarily driven by the impact of higher tax credits.

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

•
Loss on satellite deorbit, launch failure and decommissioning. We exclude loss on satellite deorbit, launch failure and decommissioning because if there was no loss, the expense would be accounted for as depreciation and would also be excluded as part of our EBITDA calculation.
•
Other (expense) income, net. We exclude other (expense) income, net because it includes one-time and other items that do not reflect the underlying operational results of our business.
•
Stock-based compensation. We exclude stock-based compensation expenses primarily because they are non-cash expenses that we exclude from our internal management reporting processes. We also find it useful to exclude these expenses when we assess the appropriate level of various operating expenses and resource allocations when budgeting, planning, and forecasting future periods. Moreover, because of varying available valuation methodologies, subjective assumptions and the variety of award types that companies can use under Financial Accounting Standards Board ("FASB") ASC Topic 718, Stock Compensation (“ASC 718”), we believe excluding stock-based compensation expenses allows investors to make meaningful comparisons between our recurring core business results of operations and those of other companies.
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
•
Amortization of purchased intangibles. We incur amortization expense for purchased intangible assets in connection with acquisitions of certain businesses and technologies. Amortization of intangible assets is a non-cash expense and is inconsistent in amount and frequency because it is significantly affected by the timing, size of acquisitions and the inherent subjective nature of purchase price allocations. Because these costs have already been incurred and cannot be recovered, and are non-cash expenses, we exclude these expenses for our internal management reporting processes. Our management also finds it useful to exclude these charges when assessing the appropriate level of various operating expenses and resource allocations when budgeting, planning and forecasting future periods.
•
Other acquisition accounting amortization. We incur amortization expense for purchased data rights in connection with the acquisition of exactEarth and certain technologies. Amortization of this asset is a non-cash expense that can be significantly affected by the inherent subjective nature of the assigned value and useful life. Because this cost has already been incurred and cannot be recovered, and is a non-cash expense, we exclude this expense for its internal management reporting processes. Our management also finds it useful to exclude this charge when assessing the appropriate level of various operating expenses and resource allocations when budgeting, planning and forecasting future periods.
•
Mergers and acquisition related expenses: We exclude these expenses as they are transaction costs and expenses associated with the transaction that are generally one time in nature and not reflective of the underlying operational results of our business. Examples of these types of expenses include legal, accounting, regulatory, other consulting services, severance, and other employee costs.
•
Other unusual one-time costs. We exclude these as they are unusual items that do not reflect the ongoing operational results of our business. Examples of these types of expenses include accounting, legal and other professional fees associated with the preparation and filing of our September 2022 Form S-3 shelf registration statement and “at-the-market” (“ATM”) offering prospectus supplement, and the December 2022 warrant exchange.
•
EBITDA. We define EBITDA as net income (loss), plus depreciation and amortization expense, plus interest expense, and plus the provision for (or minus benefit from) income taxes.
•
Adjusted EBITDA: We define Adjusted EBITDA as earnings before interest, taxes, depreciation and amortization, further adjusted for any loss on satellite deorbit, launch failure and decommissioning, change in fair value of warrant liabilities, change in fair value of contingent earnout liability, other (expense) income, net, stock-based compensation, loss on extinguishment of debt, foreign exchange loss, other acquisition accounting amortization, mergers and acquisition related expenses, and other unusual one-time costs. We believe Adjusted EBITDA can be useful in providing an understanding of the underlying results of operations and trends, an enhanced overall understanding of our financial performance and prospects for the future. While Adjusted EBITDA is not a recognized measure under GAAP, management uses this financial measure to evaluate and forecast business performance. Adjusted EBITDA is not intended to be a measure of liquidity or cash flows from operations or a measure comparable to net income as it does not take into account certain requirements, such as capital expenditures and related depreciation, principal and interest payments, and tax payments. Adjusted EBITDA is not a presentation made in accordance with GAAP, and our use of the term Adjusted EBITDA may vary from the use of similarly titled measures by others in our industry due to the potential inconsistencies in the method of calculation and differences due to items subject to interpretation.
•
The presentation of non-GAAP financial information should not be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP. Investors should note that the excluded items may have had, and may in the future have, a material impact on our reported financial results. Investors should read this discussion and analysis of our financial condition and results of operations together with the consolidated financial statements and the related notes thereto also included within.

The following table outlines the reconciliation from net loss to Adjusted EBITDA for the periods indicated:

	Years Ended December 31,
(in thousands)	2022	2021
Net loss	$(89,411)	$(38,090)
Depreciation & amortization	18,341	8,509
Interest, net	13,007	11,394
Taxes	322	497
EBITDA	(57,741)	(17,690)
Change in fair value of contingent earnout liability	(9,677)	(48,248)
Change in fair value of warrant liabilities	(8,757)	1,600
Loss on extinguishment of debt	22,510	3,255
Other expense, net	2,912	1,766
Stock-based compensation	11,491	11,634
Mergers and acquisition related expenses	4,527	9,718
Other unusual one-time costs	844	387
Loss on decommissioned satellites	549	—
Other acquisition accounting amortization	699	60
Adjusted EBITDA	$(32,643)	$(37,518)

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
•
Adjusted EBITDA does not reflect income tax payments that may represent a reduction in cash available to us; and
•
Adjusted EBITDA does not reflect the loss on decommissioned satellites and does not reflect the cash capital expenditure requirements for the replacements of lost satellites. While these expenses could occur in a given year, the existence and magnitude of these costs could vary greatly and is unpredictable.

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

Liquidity and Capital Resources

Our principal sources of liquidity to fund our operations are from cash and cash equivalents, and marketable securities which totaled $70.3 million as of December 31, 2022, mainly from net proceeds from the Merger (as defined below), borrowings under the Blue Torch Credit Facility (as defined below) and the issuance of convertible notes. Of the $70.3 million total, $47.2 million was in cash and cash equivalents of which approximately $18.8 million was held outside of the United States. The remaining $23.1 million was held in short-term marketable securities, all of which was held in the United States and which can be converted to cash with minimal transaction costs. These amounts compare to cash and cash equivalents of $109.3 million as of December 31, 2021, of which $11.6 million was held outside of the United States. We had no investments in short-term marketable securities as of December 31, 2021. The cash and cash equivalent amounts are exclusive of restricted cash which totaled $0.4 million as of each of December 31, 2022 and 2021. Since our inception, we have been in an operating cash flow deficit as we have made significant investments in our technology infrastructure, built out our research and development foundation, grown sales and marketing resources to drive revenue, and scaled general and administrative functions to enable operating effectiveness.

On March 10, 2023, Silicon Valley Bank (“SVB”) was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (“FDIC”) as receiver. On March 13, 2023, the FDIC announced that it had transferred all deposits – both insured and uninsured – and substantially all assets of the former SVB to a newly created, full-service FDIC-operated “bridge bank” called Silicon Valley Bank, N.A. As of the close of business on March 14, 2023, we had approximately $31.2 million in cash and cash equivalents at Silicon Valley Bank, N.A., of which approximately $30.8 million was invested in BlackRock money market mutual funds. We are in the process of transferring substantially all of our cash and cash equivalents out of Silicon Valley Bank, N.A.

During fiscal year 2021, we issued additional convertible notes with a cumulative principal amount of $20.0 million, with maturities of January and February 2025, which converted into our Class A common stock at the Closing. In April 2021, we entered into the FP Credit Agreement (as defined and further described below), utilizing a portion of those funds to pay-off our existing credit arrangements with European Investment Bank ("EIB")

and Eastward Fund Management, LLC ("Eastward"). In November 2021, we closed our acquisition of exactEarth for the purchase price of $129.0 million, consisting of $109.6 million in cash and $22.3 million of Class A common stock, net of $3.0 million post-combination expense.

In June 2022, we entered into the Blue Torch Financing Agreement (as defined and further described below), utilizing a portion of the proceeds of the term loan to pay-off the outstanding principal and interest under the FP Credit Agreement.

On September 14, 2022, we entered into an Equity Distribution Agreement (the “Equity Distribution Agreement”) with Canaccord Genuity LLC, as sales agent. In accordance with the terms of the Equity Distribution Agreement, we may offer and sell our Class A common stock having an aggregate offering price of up to $85.0 million from time to time through the agent pursuant to a registration statement on Form S-3, which became effective on September 26, 2022. There had been no sales under the Equity Distribution Agreement as of December 31, 2022.

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

The $120.0 million term loan was available and drawn at closing, of which $19.7 million was placed in an escrow account by Blue Torch with such amount to be released upon our achieving certain metrics related to annualized recurring revenue and a total annualized recurring revenue leverage ratio. These metrics were achieved and the $19.7 million was released from the escrow account and delivered to us in February 2023. The term loan accrues interest at a floating rate, to be based, at our election, on either a reference rate or a 3-month Term Secured Overnight Financing Rate ("SOFR") rate (subject to a 1.0% floor), plus an interest rate margin of 7.0% for reference rate borrowings and 8.0% for 3-month Term SOFR borrowings, plus an incremental Term SOFR margin of 0.26161%. We elected the Term SOFR rate which was 12.75713% as of December 31, 2022. Principal on the term loan is only payable at maturity and interest on the term loan is due and payable monthly for reference rate borrowings and quarterly for Term SOFR borrowings. We are also required to pay other customary fees and costs in connection with the Blue Torch Credit Facility, including a commitment fee in an amount equal to $2.4 million on the closing date, a $0.3 million agency fee annually and an exit fee in an amount equal to $1.8 million upon termination of the Blue Torch Financing Agreement.

Our obligations under the Blue Torch Financing Agreement are or will be guaranteed by certain of our domestic and foreign subsidiaries meeting materiality thresholds set forth in the Blue Torch Financing Agreement. Such obligations, including the guarantees, are secured by substantially all of our personal property and that of our subsidiary guarantors, including pursuant to a Security Agreement entered into on June 13, 2022, among us, Spire Global Subsidiary, Inc., Austin Satellite Design, LLC and Blue Torch. As of the closing date, such subsidiary guarantors were Spire Global Subsidiary, Inc., Austin Satellite Design, LLC, Spire Global Canada Subsidiary Corp. and exactEarth Ltd.

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

Interest on the FP Term Loan was payable quarterly in arrears. The total outstanding principal amount of the FP Term Loan was due and payable at maturity on April 15, 2026. We had the right to prepay the outstanding principal amount of the FP Term Loan at any time, in full but not in part. In addition, since the FP Lenders elected to exercise their conversion right in connection with the Merger, there was no premium or other contractual return in a prepayment. The aggregate amount required to be repaid in a prepayment to the FP Lenders would only have been the outstanding principal amount of the FP Term Loan and any accrued and unpaid interest thereon. Our obligations under the FP Credit Agreement were guaranteed by our material subsidiaries, as determined in accordance with the FP Credit Agreement, and secured by substantially all of our assets and the assets of the subsidiary guarantors.

The FP Credit Agreement contained customary affirmative and negative covenants, including covenants that limited our ability and our subsidiaries’ ability to, among other things, incur additional indebtedness, grant liens, make investments, pay dividends or other distributions on our capital stock, dispose of assets, consummate mergers or acquisitions and enter into transactions with affiliates, subject in each case to customary exceptions and qualifications. Prior to the consummation of a Qualifying IPO (as defined in the FP Credit Agreement), which includes the Merger, we were required to maintain, as of the last day of each fiscal quarter, minimum unrestricted cash of at least $15.0 million, as determined in accordance with the FP Credit Agreement, provided that this covenant did not apply following any fiscal quarter in which we achieved positive EBITDA so long as we continued to maintain positive EBITDA in subsequent fiscal quarters. Since the Merger occurred, we are no longer required to maintain this financial covenant per the terms of the FP Credit Agreement.

The FP Credit Agreement included customary events of default, including, among other things, payment defaults, breaches of covenants or representations and warranties, cross-defaults with certain other indebtedness, bankruptcy and insolvency events and judgment defaults, subject to grace periods in certain instances. Upon the occurrence and during the continuance of an event of default, the FP Lenders could declare all or a portion of the outstanding obligations payable by us to be immediately due and payable, and exercise other rights and remedies provided for under the FP Credit Agreement. Under certain circumstances, a default interest rate would apply on all obligations during the existence of an event of default under the FP Credit Agreement at a per annum rate equal to 2% above the otherwise applicable interest rate.

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

The Eastward Loan Facility included customary events of default, including, among other things, payment defaults, breaches of covenants or representations and warranties, an investor abandonment default, cross-defaults with certain other indebtedness, bankruptcy and insolvency events and judgment defaults, subject to grace periods in certain instances. Upon the occurrence and during the continuance of an event of default, Eastward had the right to declare all or a portion of the outstanding obligations payable by us to be immediately due and payable and exercise other rights and remedies provided for under the loan agreement. Under certain circumstances, a default interest rate would have applied on all obligations during the existence of an event of default under the loan agreement at a per annum rate equal to 5% above the otherwise applicable interest rate.

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

For additional detail regarding the terms associated with the Acquisition, see Note 4 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Government Loan

As part of the Acquisition in November 2021, we assumed a loan agreement with the Strategic Innovation Fund ("SIF") which was recorded at fair value of the debt. As of December 31, 2022, $3.3 million was included in long-term debt, non-current on our consolidated balance sheets related to the SIF loan agreement. Under this agreement and subsequent amendment, we are eligible to receive funding for certain expenditures incurred from February 13, 2018 to May 12, 2023, up to a maximum of $5.7 million. The loan is repayable in 15 annual payments beginning February 28, 2026 and has a stated interest rate of zero.

For additional detail regarding the terms associated with our financing arrangements, see Note 8 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Convertible Notes

From July 2019 through October 2020, we issued and sold subordinated convertible promissory notes in the aggregate principal amount of $42.9 million (the “2019 Spire Notes”). In May 2021, we agreed with the holders of the 2019 Spire Notes to extend the maturity date of all convertible promissory notes outstanding at December 31, 2020 from January 29, 2022 to July 31, 2022. From January 2021 through February 2021, we issued and sold subordinated convertible promissory notes in the aggregate principal amount of $20.0 million, which mature four years from the date of issuance (the “2021 Spire Notes”). The 2019 Spire Notes and the 2021 Spire Notes accrued interest at a rate of 8.0% per annum and converted into shares of our Class A common stock in connection with the Closing, so they are no longer outstanding.

Cash Flows

The following table summarizes our net cash used in operating activities, net cash used in investing activities, and net cash provided by financing activities for the periods indicated:

	Years Ended December 31,
(in thousands)	2022	2021
Net cash used in operating activities	$(47,820)	$(57,986)
Net cash used in investing activities	$(41,828)	$(119,479)
Net cash provided by financing activities	$26,373	$270,534

Cash Flows from Operating Activities

Our largest source of operating cash inflows is cash collections from our customers. Our primary uses of cash for operating activities are for employee-related expenditures, expenses related to our technology infrastructure, expenses related to our computing infrastructure (including computing power, database storage and content delivery costs), building infrastructure costs (including office leases), fees for third-party services, and marketing program costs.

Net cash used in operating activities in the fiscal year 2022 was $47.8 million. This reflected our net loss of $89.4 million, adjustments for non-cash items of $40.6 million and a net increase of $1.0 million in operating assets and liabilities. Non-cash items primarily consisted of a $22.3 million loss on extinguishment of debt, $18.3 million of depreciation and amortization expense, $11.5 million of stock-based compensation expense, $3.8 million of debt issuance amortization costs, $2.3 million of amortization of operating lease assets, and a $0.8 million loss on impairment of assets, partially offset by a $9.7 million gain on change in fair value of contingent earnout liability and an $8.8 million gain on change in fair value of warrant liabilities. Changes in operating assets and liabilities primarily included a $4.2 million increase in accounts receivable, net, a $1.6 million decrease in operating lease liabilities, a $1.8 million decrease in accounts payable, a $1.4 million increase in contract assets, and a $0.9 million decrease in accrued wages and benefits. This was partially offset by a $7.8 million increase in contract liabilities, a $1.9 million decrease in other long-term assets, a $1.0 million increase in other accrued expenses, and a $0.3 million decrease in other current assets.

Net cash used in operating activities in the fiscal year 2021 was $58.0 million. This reflected our net loss of $38.1 million, adjustments for non-cash items of $17.7 million, and a net decrease in our operating assets and liabilities of $2.2 million. Non-cash items primarily consisted of $11.6 million of stock-based compensation, $8.5 million of depreciation and amortization expense, $6.0 million of non-cash interest and debt issuance amortization expense, $2.3 million of debt extinguishment expense, $1.6 million of warrant liability revaluation, and $0.5 million of other noncash expenses, partially offset by a $48.2 million non-cash gain on the contingent earnout liability revaluation. The net decrease in operating assets and liabilities primarily included an increase of $6.7 million in other current assets combined with a $5.0 million increase in accounts receivable. This was offset by an increase of $4.7 million in accrued wages and other expenses, a $2.3 million increase in accounts payable, a $2.2 million increase in other long-term liabilities, and a $0.3 million increase in other non-cash assets and liabilities.

Cash Flows from Investing Activities

Cash flows from investing activities primarily relate to cash used for business acquisitions, the procurement, development, and deployment of capital assets, including satellites, ground stations, machinery and equipment, furniture, computer equipment and software, and leasehold improvements.

Net cash used in investing activities in the fiscal year 2022 was $41.8 million. This was driven by purchases of $40.2 million in short-term investments and $18.9 million of investment in property and equipment, partially offset by $17.3 million in maturities of short-term investments.

Net cash used in investing activities in the fiscal year 2021 was $119.5 million. This was driven by net $103.9 million of cash used in the exactEarth acquisition, $15.4 million investment in property and equipment and $0.2 million investment in intangible assets.

Cash Flows from Financing Activities

Cash flows from financing activities relate primarily to the Merger, debt, warrants and convertible note financings.

Net cash provided by financing activities in the fiscal year 2022 was $26.4 million. This was driven by $101.0 million of proceeds from long-term debt, $0.8 million of proceeds from stock option exercises and $0.6 million of proceeds from the employee stock purchase plan, partially offset by $71.5 million of payments on long-term debt, and $4.5 million of payments of debt issuance costs. The long-term debt and debt issuance cost items were driven by the Blue Torch loan transaction.

Net cash provided by financing activities in the fiscal year 2021 was $270.5 million. This was primarily driven by $264.8 million of proceeds from the Merger, $70.5 million of proceeds from the FP and SIF loan transactions, $20.0 million of proceeds from the issuance of convertible notes, and $1.3 million of proceeds from stock option exercises, offset by payments of $31.8 million for merger and acquisitions costs related to the reverse recapitalization, repayments of $29.6 million to EIB and Eastward Capital, $19.9 million to settle the EIB warrants, and payments of $4.7 million for debt issuance costs related to the FP loan.

For additional information regarding the terms of our credit facilities and notes, see Note 8 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

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

The Company estimates the fair value of its one reporting unit based on its consolidated market capitalization using the 30-day trading volume-weighted average price (“VWAP”) and the stock price on the date of valuation as two independent data points. The results of the annual impairment test performed in the fourth quarter of fiscal year 2022 indicated that the estimated fair value of the Company's reporting unit exceeded its carrying value by more than 80% based on the 30-day trading VWAP and by more than 70% based on the stock price on the date of valuation. Therefore, the Company concluded there was no impairment of goodwill during the fourth quarter of 2022. There also was no goodwill impairment recorded during the year ended December 31, 2021. While the Company’s market capitalization has declined subsequent to December 31, 2022, the estimated fair value of its reporting unit still exceeds its carrying value on March 14, 2023 by more than 46% based on the 30-day trading VWAP and by approximately 15% based on the March 14, 2023 stock price. If the Company’s market capitalization continues to decline, and if macroeconomic conditions worsen, the Company’s reporting unit may be at risk for future goodwill impairments. The Company continues to monitor for potential impairment should impairment indicators arise.

Contingent Earnout Liability

In connection with the Reverse Recapitalization and pursuant to the Merger Agreement, eligible Spire equity holders are entitled to receive additional shares of our Common Stock upon the achievement of certain Earnout Triggering Events. In accordance with ASC 815-40, the earnout shares are not indexed to the Common Stock and therefore are accounted for as a liability and an offset to additional paid-in capital on the consolidated balance sheets at the reverse recapitalization date and subsequently remeasured at each reporting date with changes in fair value recorded as a component of Other income (expense) in the consolidated statements of operations.

The contingent earnout liability is categorized as a Level 3 fair value measurement using the Monte Carlo model because the Company estimates projections during the Earnout Period utilizing unobservable inputs. Contingent earnout payments involve certain assumptions requiring significant judgment and actual results may differ from assumed and estimated amounts. The assumptions utilized in the calculation are based on the achievement of certain stock price milestones, including the current price of our common stock, expected volatility, risk-free rate, expected term and expected dividend yield.

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

We recognize the cost of stock-based awards granted to our employees and non-employees based on the estimated grant-date fair value of the awards. For restricted stock units ("RSU") with service-based vesting conditions, the fair value is calculated based upon the Company’s closing stock price on the date of grant using the intrinsic value method. We determine the fair value of stock options using the Black-Scholes option pricing model, which is impacted by the following assumptions:

•
Common Stock Valuation—Prior to our Closing Date of the Merger, determining the fair value of the shares of common stock underlying our stock-based awards, which were not publicly traded, involved significant judgment and had historically been determined with the help of an independent third-party valuation firm. For awards granted subsequent to the Closing Date, the fair value of our common stock is based on the closing price of our common stock, as reported on the NYSE, on the date of grant of the related stock-based award.
•
Expected Term—Because of the lack of sufficient historical data, we use the simple average of the vesting period and the contractual term to estimate the period the stock options are expected to be outstanding.
•
Expected Volatility—We determine the expected stock price volatility based on the historical volatility of our Class A common stock and the historical volatilities of an industry peer group.
•
Expected Dividend Yield—The dividend rate used is zero as we have never paid any cash dividends on our common stock and do not anticipate doing so in the foreseeable future.

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

For valuations performed from January 1, 2021 to the Merger, we used a hybrid method of the Option Pricing Model ("OPM") and the Probability-Weighted Expected Return Method (“PWERM”). PWERM considers various potential liquidity outcomes. Our approach included the use of an initial public offering scenario, a strategic merger or sale scenario, and a scenario assuming continued operation as a private entity. Under the hybrid OPM and PWERM method, the per share value calculated under the OPM and PWERM are weighted based on expected exit outcomes specific to each allocation methodology to arrive at a final estimated fair value per share of the common stock before a discount for lack of marketability is applied.

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

We have experienced and will continue to experience fluctuations in our net loss as a result of gains or losses related to revaluing certain asset and current liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. For fiscal year 2022 and fiscal year 2021, we had a loss due to changes in foreign currency exchange rates of $0.9 million and $1.9 million, respectively. A hypothetical 10% strengthening or weakening of the U.S. dollar relative to the currencies in which our revenue and expenses are denominated would have resulted in an increase or decrease in our reported fiscal year 2022 pre-tax loss of approximately $2.6 million.

Interest rate sensitivity

We had cash and cash equivalents totaling $47.2 million and short-term marketable securities of $23.1 million as of December 31, 2022. These amounts were held primarily in demand deposit accounts and short-term marketable securities. The cash and cash equivalents are held for working capital purposes or strategic investment purposes.

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

Inflation Risk

We are exposed to inflation risk. Inflationary factors, such as increases in component parts, labor and other overhead expenses, could impair our operating results. Although there has been a significant increase in inflation in the recent period, it has not had a substantial impact on our results of operations for fiscal years 2022 or 2021. However, a higher rate of inflation in the future may have a negative impact on our operational and capital expenditures which we may not be able to pass along as cost increases to our customers.

Item 8. Financial Statements and Supplemental Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Spire Global, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Spire Global, Inc. and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations, of comprehensive loss, of changes in stockholders' equity (deficit) and of cash flows for the years then ended, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for leases as of January 1, 2022.

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

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

March 15, 2023

We have served as the Company’s auditor since 2019.

Spire Global, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	December 31,
	2022	2021
Assets
Current assets
Cash and cash equivalents	$47,196	$109,256
Marketable securities	23,084	—
Accounts receivable, net (including allowance of $395 and $339 as of December 31, 2022 and 2021, respectively)	13,864	10,163
Contract assets	3,353	2,084
Other current assets	9,279	10,071
Total current assets	96,776	131,574
Property and equipment, net	53,752	48,704
Operating lease right-of-use assets	11,687	—
Goodwill	49,954	53,627
Customer relationships	20,814	24,388
Other intangible assets	13,967	19,765
Other long-term assets, including restricted cash	9,562	12,136
Total assets	$256,512	$290,194
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$4,800	$5,824
Accrued wages and benefits	4,502	5,646
Contract liabilities, current portion	15,856	8,627
Other accrued expenses	8,210	4,823
Total current liabilities	33,368	24,920
Long-term debt	98,475	51,124
Contingent earnout liability	349	10,026
Deferred income tax liabilities	771	835
Warrant liability	1,831	11,482
Operating lease liabilities, net of current portion	10,815	—
Other long-term liabilities	780	1,600
Total liabilities	146,389	99,987
Commitments and contingencies (Note 11)
Stockholders’ equity
Common stock, $0.0001 par value, 1,000,000,000 Class A and 15,000,000 Class B shares authorized, 143,679,385 Class A and 12,058,614 Class B shares issued and outstanding at December 31, 2022; 139,096,000 Class A and 12,058,614 Class B shares issued and outstanding at December 31, 2021	16	15
Additional paid-in capital	455,751	438,696
Accumulated other comprehensive (loss) income	(6,997)	732
Accumulated deficit	(338,647)	(249,236)
Total stockholders’ equity	110,123	190,207
Total liabilities and stockholders’ equity	$256,512	$290,194

The accompanying notes are an integral part of these consolidated financial statements.

Spire Global, Inc.

Consolidated Statements of Operations

(In thousands, except share and per share amounts)

	Year Ended December 31,
	2022	2021
Revenue	$80,268	$43,375
Cost of revenue	40,327	18,720
Gross profit	39,941	24,655
Operating expenses:
Research and development	35,153	31,615
Sales and marketing	28,502	20,387
General and administrative	44,831	40,479
Loss on decommissioned satellites	549	—
Total operating expenses	109,035	92,481
Loss from operations	(69,094)	(67,826)
Other income (expense):
Interest income	948	23
Interest expense	(13,955)	(11,417)
Change in fair value of contingent earnout liability	9,677	48,248
Change in fair value of warrant liabilities	8,757	(1,600)
Loss on extinguishment of debt	(22,510)	(3,255)
Other expense, net	(2,912)	(1,766)
Total other (expense) income, net	(19,995)	30,233
Loss before income taxes	(89,089)	(37,593)
Income tax provision	322	497
Net loss	$(89,411)	$(38,090)
Basic and diluted net loss per share	$(0.64)	$(0.61)
Weighted-average shares used in computing basic and diluted net loss per share	139,879,423	62,137,434

The accompanying notes are an integral part of these consolidated financial statements.

Spire Global, Inc.

Consolidated Statements of Comprehensive Loss

(In thousands)

	Year Ended December 31,
	2022	2021
Net loss	$(89,411)	$(38,090)
Other comprehensive gain (loss):
Foreign currency translation adjustments	(7,696)	1,714
Net unrealized loss on investments (net of tax)	(33)	—
Comprehensive loss	$(97,140)	$(36,376)

The accompanying notes are an integral part of these consolidated financial statements.

Spire Global, Inc.

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

(In thousands, except share amounts)

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Common Stock		Additional Paid	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares(1)	Amount	Shares(1)	Amount	Shares(1)	Amount	Shares(1)	Amount	Capital	Income (Loss)	Deficit	Equity (Deficit)
Balance, December 31, 2020	21,615,723	$52,809	8,306,818	$35,228	12,804,176	$65,222	17,664,015	$2	$10,131	$(982)	$(211,146)	$(48,736)
Exercise of stock options	—	—	—	—	—	—	923,200	—	1,289	—	—	1,289
Stock compensation expense	—	—	—	—	—	—	—	—	11,634	—	—	11,634
Issuance of common stock relating to the acquisition	—	—	—	—	—	—	5,230,167	1	19,361	—	—	19,362
Issuance of shares to FP Credit Partners, L.P.	—	—	—	—	—	—	2,468,492	—	22,868	—	—	22,868
Exercise of Series C preferred warrants	—	—	—	—	146,919	891	—	—	—	—	—	891
Conversion of warrants to common stock	—	—	—	—	—	—	672,355	—	308	—	—	308
Conversion of PS Series A to common stock	(21,615,723)	(52,809)	—	—	—	—	21,615,723	2	52,807	—	—	—
Conversion of PS Series B to common stock	—	—	(8,306,818)	(35,228)	—	—	8,306,818	1	35,227	—	—	—
Conversion of PS Series C to common stock	—	—	—	—	(12,951,095)	(66,113)	12,951,095	1	66,112	—	—	—
Conversion of convertible notes to common stock	—	—	—	—	—	—	37,034,620	4	70,929	—	—	70,933
Issuance of common stock upon the reverse recapitalization, net of issuance costs	—	—	—	—	—	—	44,288,129	4	206,304	—	—	206,308
Contingent earnout liability recognized upon the closing of the reverse recapitalization	—	—	—	—	—	—	—	—	(58,274)	—	—	(58,274)
Net loss	—	—	—	—	—	—	—	—	—	—	(38,090)	(38,090)
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	1,714	—	1,714
Balance, December 31, 2021	—	$—	—	$—	—	$—	151,154,614	15	438,696	732	(249,236)	190,207
Exercise of stock options							503,805	—	806	—	—	806
Release of Restricted Stock Units							242,486	—	(70)	—	—	(70)

Issuance of common stock under Employee Stock Purchase Plan	525,808	—	623	—	—	623
Stock compensation expense	—	—	11,491	—	—	11,491
Conversion of warrants to common stock	3,311,286	1	4,205	—	—	4,206
Net loss	—	—	—	—	(89,411)	(89,411)
Foreign currency translation adjustments	—	—	—	(7,696)	—	(7,696)
Net unrealized loss on investments (net of tax)	—	—	—	(33)	—	(33)
Balance, December 31, 2022	155,737,999	$16	$455,751	$(6,997)	$(338,647)	$110,123

(1) The shares of the Company’s common and convertible preferred stock, prior to the Merger (as defined in Note 1) have been retroactively restated to reflect the exchange ratio of approximately 1.7058 established in the Merger.

The accompanying notes are an integral part of these consolidated financial statements.

Spire Global, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2022	2021
Cash flows from operating activities
Net loss	$(89,411)	$(38,090)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	18,341	8,509
Stock-based compensation	11,491	11,634
Amortization of operating lease right-of-use assets	2,344	—
Accretion on carrying value of convertible notes	—	2,103
Amortization of debt issuance costs	3,781	3,876
Change in fair value of warrant liability	(8,757)	1,600
Change in fair value of contingent earnout liability	(9,677)	(48,248)
Deferred income tax liabilities	23	497
Loss on impairment of assets and decommissioned satellites	784	91
Loss on extinguishment of debt	22,271	2,277
Other, net	(22)	—
Changes in operating assets and liabilities:
Accounts receivable, net	(4,180)	(5,010)
Contract assets	(1,364)	(1)
Other current assets	324	(6,565)
Other long-term assets	1,852	13
Accounts payable	(1,808)	2,291
Accrued wages and benefits	(923)	1,751
Contract liabilities	7,776	161
Other accrued expenses	1,012	2,917
Operating lease liabilities	(1,632)	—
Other long-term liabilities	(45)	2,208
Net cash used in operating activities	(47,820)	(57,986)
Cash flows from investing activities
Purchases of short-term investments	(40,213)	—
Maturities of short-term investments	17,300	—
Purchase of property and equipment	(18,915)	(15,421)
Investment in intangible assets	—	(166)
Payments made in connection with business acquisition, net	—	(103,892)
Net cash used in investing activities	(41,828)	(119,479)
Cash flows from financing activities
Proceeds from reverse recapitalization and PIPE financing	—	264,823
Payments of transaction costs related to reverse recapitalization	—	(31,806)
Proceeds from long-term debt	100,973	70,515
Payments on long-term debt	(71,512)	(29,628)
Proceeds from issuance of convertible notes payable	—	20,000
Payments on redemption of warrants	—	(19,942)
Payments of debt issuance costs	(4,516)	(4,717)
Proceeds from exercise of stock options	806	1,289
Proceeds from employee stock purchase plan	622	—
Net cash provided by financing activities	26,373	270,534
Effect of foreign currency translation on cash, cash equivalent and restricted cash	1,199	590
Net (decrease) increase in cash, cash equivalents and restricted cash	(62,076)	93,659
Cash, cash equivalents and restricted cash
Beginning of year	109,645	15,986
End of year	$47,569	$109,645
Supplemental disclosure of cash flow information
Cash paid for interest	$9,438	$3,130
Income taxes paid	$210	$173
Noncash investing and financing activities
Conversion of Series A, B and C preferred stock into common stock upon the reverse recapitalization	$—	$154,150
Contingent earnout liability recognized upon the closing of the reverse recapitalization	$—	$58,274
Conversion of convertible notes to common stock upon the reverse recapitalization	$—	$70,933
Public and private warrants acquired as part of the Merger	$—	$26,707
Issuance of shares to FP Credit Partners, L.P. ("FP") (Note 8)	$—	$22,868
Issuance of shares in the acquisition	$—	$19,361
Conversion of warrants to Class A common stock	$4,205	$—
Exercise of Series C preferred stock warrants	$—	$891
Property and equipment purchased but not yet paid	$957	$687
Issuance of stock warrants with long-term debt (Note 8)	$3,579	$308

The accompanying notes are an integral part of these consolidated financial statements.

Spire Global, Inc.

Notes to Consolidated Financial Statements

December 31, 2022 and 2021

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

The Company is comprised of Spire Global, Inc. (United States or U.S.) and its wholly owned subsidiaries Spire Global UK Limited (United Kingdom or U.K.), Spire Global Luxembourg S.a.r.l. (Luxembourg), Spire Global Singapore Pte. Ltd. (Singapore), Spire Global Australia Pty Ltd. (Australia), and Spire Global Canada Acquisition Corp. (Canada). Spire Global Canada Acquisition Corp. is the sole owner of exactEarth Ltd. (Canada) ("exactEarth"), which in turn is the sole owner of exactEarth Europe Ltd. (England and Wales). The Company currently operates offices in nine locations: San Francisco (U.S.), Boulder (U.S.), Vienna (U.S.), Glasgow (U.K.), Oxfordshire (U.K.), Luxembourg, Cambridge (U.K.), Ontario (Canada), and Singapore.

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

On September 14, 2022, the Company entered into an Equity Distribution Agreement (the “Equity Distribution Agreement”) with Canaccord Genuity LLC, as sales agent (the “Agent” or “Canaccord”). In accordance with the terms of the Equity Distribution Agreement, the Company may offer and sell its Class A common stock, having an aggregate offering price of up to $85,000 from time to time through the Agent pursuant to a registration statement on Form S-3, which became effective on September 26, 2022. There had been no sales under the Equity Distribution Agreement as of December 31, 2022.

2.
Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and regulations of the U.S. Securities and Exchange Commission (the "SEC"). The Company’s consolidated financial statements include the accounts of Spire Global, Inc. and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

The consolidated financial statements for the years ended December 31, 2022 and 2021 include the accounts of Spire Global, Inc. (i.e. former NavSight) and its wholly-owned subsidiary, Legacy Spire, following the reverse recapitalization as further discussed in Note 3 “Reverse Recapitalization.” For periods prior to the Merger, the reported share and per share amounts have been retroactively converted by applying the Exchange Ratio (as defined in Note 3) with the exception of authorized shares. Issued and outstanding shares and warrants as disclosed herein have been adjusted to reflect the Exchange Ratio.

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

The Company has a history of operating losses and negative cash flows from operations since inception. During the year ended December 31, 2022, net loss was $89,411 and cash used in operations was $47,820. In August 2021, the Company received net proceeds of approximately $236,632 from Private Investment in Public Equity (“PIPE”) investors (the “PIPE Investors”) and the Merger. The Company held cash and cash equivalents of $47,196, excluding restricted cash of $373, and investment in marketable securities of $23,084 as of December 31, 2022. The Company believes that it will have sufficient working capital to operate for a period of at least one year from the issuance of the December 31, 2022 consolidated financial statements.

Spire Global, Inc.

Notes to Consolidated Financial Statements

December 31, 2022 and 2021

(In thousands, except shares and per share data, unless otherwise noted)

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

Macroeconomic, Geopolitical and COVID-19 Impact

Over the past two years, the Company has been impacted by the macroeconomic environment, such as fluctuations in foreign currencies, the COVID-19 pandemic, increasing interest rates and the Russian invasion of Ukraine.

A strong U.S. dollar relative to the Company's foreign subsidiaries' local functional currency for most of 2022 negatively impacted the Company’s revenue, since approximately one-third of the Company’s sales are transacted in foreign currencies, though it positively impacted the Company’s expenses, since a majority of the Company’s employees reside in countries outside of the United States.

The COVID-19 pandemic has caused existing or potential customers to re-evaluate their decision to purchase the Company's offerings, at times resulting in additional customer discounts, extended payment terms, longer sales cycles, and a few contract cancellations. The pandemic also led to reduced company-wide travel, resulted in a move to a hybrid work model, created a more difficult hiring process and at times resulted in employee attrition.

Increasing interest rates in 2022 resulted in higher interest expenses, as the Company’s credit facility is based on a floating interest rate.

The Russian invasion of Ukraine and the continued conflict created additional global sanctions, which at times caused scheduling shifts or launch cancellations by third-party satellite launch providers, which has delayed revenue recognition of certain sales contracts.

If any of these factors continue or worsen, and/or if new macroeconomic or geopolitical issues arise, the Company's results and financial condition could be further negatively impacted. The Company cannot predict the timing, strength, or duration of any economic slowdown, downturn, instability, or recovery, generally or within any particular industry or geography. Any downturn of the general economy or industries in which the Company operates would adversely affect its business, financial condition, and results of operations.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities at the dates of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Management’s significant estimates include assumptions in revenue recognition, allowance for credit losses, valuation of certain assets and liabilities acquired from the Acquisition, realizability of deferred income tax assets, and fair value of equity awards, contingent earnout liabilities and warrant liabilities. Actual results could differ from those estimates. Management assessed the impact of COVID-19 on the estimates and assumptions and determined there was no material impact in the reporting periods.

Foreign Currency Translation

The Company’s foreign subsidiaries, which have defined their functional currency as their local currency, translate their assets and liabilities into U.S. Dollars at the exchange rate existing at the balance sheet date, and translate their results from operations at the average exchange rate for each period. The resulting translation adjustments are included as a component of accumulated other comprehensive loss on the consolidated balance sheets, consolidated statements of changes in stockholders' equity (deficit) and as other comprehensive loss in the consolidated statements of comprehensive loss. Gains and losses from foreign currency transactions are included in other expense, net in the consolidated statements of operations.

Spire Global, Inc.

Notes to Consolidated Financial Statements

December 31, 2022 and 2021

(In thousands, except shares and per share data, unless otherwise noted)

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

Level 1 Quoted prices in active markets for identical assets or liabilities.

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

The Company invests in highly rated securities, with the primary objective of minimizing the potential risk of principal loss. The Company’s investment policy generally requires securities to be investment grade and limits the amount of credit exposure to any one issuer. The Company’s investments in marketable debt securities have been classified and accounted for as available-for-sale. The Company classifies its marketable debt securities as either short-term or long-term based on each instrument’s underlying contractual maturity date. Unrealized gains and losses on marketable debt securities classified as available-for-sale are recognized in accumulated other comprehensive (loss) income. Interest on securities classified as available-for-sale is included in interest income in the consolidated statements of operations.

The following table shows components of cash, cash equivalents, and restricted cash reported on the consolidated balance sheets and in the consolidated statements of cash flows as of and for the years then ended:

	December 31,
	2022	2021
Cash and cash equivalents	$47,196	$109,256
Restricted cash included in Other long-term assets	373	389
	$47,569	$109,645

Accounts Receivable

Accounts receivable are stated at the amounts management expects to collect from outstanding balances. An allowance for credit losses is recorded based on historical loss experience, consideration of current and future economic conditions, and evaluation of a customer’s current and future financial condition. Increases and decreases in the allowance for credit losses are included as a component of general and administrative expense in the consolidated statements of operations. Recoveries of accounts receivable for which an allowance exists, or those that were previously written off, are recorded when received. The Company recorded an expense for credit losses of $139 and $84 for the years ended December 31, 2022 and 2021, respectively.

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

Spire Global, Inc.

Notes to Consolidated Financial Statements

December 31, 2022 and 2021

(In thousands, except shares and per share data, unless otherwise noted)

	Year Ended December 31,		December 31,
	2022	2021	2022	2021
	Revenue	Revenue	Accounts Receivable	Accounts Receivable
Customer A	11%	27%	16%	29%
Customer B	19%	16%	*	*
Customer C	*	10%	*	12%

* Revenue and/or accounts receivable from these customers were less than 10% of total revenue and/or accounts receivable during the year.

The Company has a concentration in vendor purchases. The Company believes its reliance on its vendors could be shifted over a period of time to alternative vendors should such a change be necessary. If the Company were to be unable to obtain alternative vendors due to factors beyond its control, operations would be disrupted until alternative vendors were secured. The Company did not have any vendors for the year ended December 31, 2022, and one vendor for the year ended December 31, 2021, from which purchases of equipment, components and services individually represented 10% or more of the Company’s total purchases.

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

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation and amortization. In-service satellites and related launch costs are capitalized based on the commission date of the underlying asset. Capitalized launch costs for each satellite are allocated based on the total cost of the launch divided by the number of satellites included on that launch. In-service ground stations and related costs are capitalized once signals are transmitted with in-service satellites. In the event of a failed launch or deployment of satellites, the related equipment impairment and launch costs are expensed and recorded in the consolidated statements of operations.

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

General maintenance and repairs are charged to expense as incurred. Significant refurbishments, renewals and betterments are capitalized. When assets are retired or disposed of, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected as other expense, net in the Company’s consolidated statements of operations.

Depreciation and amortization are computed utilizing the straight-line method over the estimated useful lives of depreciable assets in the table below. Leasehold improvements are amortized using the straight-line method over the lesser of the life of the asset or the remaining life of the lease.

Years
Furniture and fixtures	7
Machinery and equipment	5
In-service ground stations	4-10
Computer software and website development	3
Computer equipment	3
Capitalized satellite launch costs and in-service satellites	2-3

As of December 31, 2022 and 2021, 34% and 37%, respectively, of the Company’s long-lived assets were located in the U.S., 27% and 41%, respectively were located in Canada, and 39% and 22%, respectively were located in Europe, the Middle East and Africa (collectively, “EMEA”). Within EMEA, 30% and 20% of the Company’s long-lived assets were located in the UK at December 31, 2022 and 2021, respectively.

Spire Global, Inc.

Notes to Consolidated Financial Statements

December 31, 2022 and 2021

(In thousands, except shares and per share data, unless otherwise noted)

Equity Method Investments

The Company accounts for equity investments in which it has significant influence, but not a controlling financial interest, using the equity method of accounting. Under the equity method of accounting, investments are initially recorded at cost, less impairment, and subsequently adjusted to recognize the Company’s share of earnings or losses as a component of other expense, net in the consolidated statements of operations. The Company’s equity method investments are required to be reviewed for impairment when it is determined there may be an other-than-temporary loss in value. The Company has not recorded any impairment losses related to our equity method investments during the years ended December 31, 2022 and 2021.

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

Goodwill is measured as the excess of the consideration transferred over the fair value of assets acquired and liabilities assumed on the acquisition date. Acquisition-related expenses are recognized separately from the business combination and are expensed as incurred included in the general and administrative expenses line item in the consolidated statements of operations. The authoritative guidance allows a measurement period of up to one year from the date of acquisition to make adjustments to the preliminary allocation of the purchase price. As a result, during the measurement period the Company may record adjustments to the fair values of assets acquired and liabilities assumed, with the corresponding offset to goodwill to the extent that it identifies adjustments to the preliminary purchase price allocation.

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the estimated fair value of net tangible and identifiable intangible assets acquired in business acquisitions. The Company first performs a qualitative assessment of goodwill annually in the fourth quarter, and more frequently if events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable. If it is determined in the qualitative assessment that the fair value of the Company's single reporting unit is more likely than not below its carrying amount, then the Company will perform a quantitative impairment test. The quantitative goodwill impairment test is performed by comparing the fair value of the reporting unit with its carrying amount. Any excess in the carrying value of the goodwill over its fair value is recognized as an impairment loss. For purposes of goodwill impairment testing, the Company has one reporting unit. The annual goodwill impairment assessment performed in the fourth quarter of 2022 indicated that the fair value significantly exceeded the carrying value of goodwill.

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

Intangible assets are tested for impairment whenever there are indicators of impairment. The Company recognized impairment charges of $72 and $91 for intangible assets relating to patents for the years ended December 31, 2022 and 2021, respectively.

Impairment of Long-Lived Assets

The Company assesses potential impairments to long-lived assets whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. An impairment is considered to exist if the total estimated future cash flows on an undiscounted basis are less than the carrying amount of the assets or asset groups. If impairment exists, the impairment loss is measured and recorded based on undiscounted estimated future cash flows. In estimating future cash flows, assets are grouped at the lowest levels for which there are identifiable cash flows that are largely independent of cash flows from other asset groups. The Company recognized impairment charges of $549 on decommissioned satellites and $143 of other long-lived assets for the year ended December 31, 2022 and no impairment charges for long-lived assets for the year ended December 31, 2021.

Deferred Offering Costs and Merger Costs

The Company capitalizes within other current assets on the consolidated balance sheets certain legal, accounting and other third-party fees that are directly related to the Company’s in-process equity financing until such financings are consummated. After consummation of the equity financing, these costs are recorded as a reduction of the proceeds received from the offering (Note 3). Should a planned equity financing be abandoned, terminated or significantly delayed, the deferred offering costs are written off to operating expenses. There were no deferred offering costs capitalized as of December 31, 2022 and 2021.

Spire Global, Inc.

Notes to Consolidated Financial Statements

December 31, 2022 and 2021

(In thousands, except shares and per share data, unless otherwise noted)

During the year ended December 31, 2021, the Company incurred $6,591 of costs related to the Merger, including $4,846 for professional services and $1,745 of other merger related costs. These amounts have been included in general and administrative expenses in the consolidated statements of operations for the year ended December 31, 2021. No such costs were incurred during the year ended December 31, 2022.

Debt Issuance Costs

For long-term debt, the Company presents debt issuance costs on the consolidated balance sheets as a direct deduction from the carrying amount of the related debt facility. Debt issuance costs and the fair value assigned to stock warrants issued related to term loans are amortized over the respective term of the debt facility using the effective interest method.

Warrants

The Company generally classifies warrants for the purchase of shares of its common stock as liabilities on its consolidated balance sheets unless the warrants meet certain specific criteria that require the warrants to be classified within stockholders’ equity. Those warrants accounted for as liabilities are freestanding financial instruments that may require the Company to transfer assets upon exercise. The warrant liability is initially recorded at fair value upon the date of issuance of each warrant and is subsequently remeasured to fair value at each reporting date. Changes in the fair value of the warrant liabilities are recognized as a component in other income (expense) in the consolidated statements of operations. Changes in the fair value of the warrant liabilities will continue to be recognized until the warrants are exercised, expire or qualify for equity classification. Warrants classified as equity are initially recorded at fair value on the date of issuance and recorded in additional paid-in capital on the Company’s consolidated balance sheets until the warrants are exercised or expire.

The Company assumed 11,499,992 publicly-traded warrants (“Public Warrants”) and 6,600,000 private placement warrants issued by NavSight (“Private Warrants” and, together with the Public Warrants, the “Common Stock Warrants”) upon the Merger, all of which were issued in connection with NavSight’s initial public offering and entitled holders to purchase one share of the Company's Class A common stock, par value $0.0001 (“Common Stock”) at an exercise price of $11.50 per share. The Public Warrants are publicly traded and are exercisable for cash unless certain conditions occur, such as the failure to have an effective registration statement related to the shares issuable upon exercise or redemption by the Company under certain conditions, at which time the warrants may be cashless exercised. The Private Warrants are non-redeemable for cash so long as they are held by the initial purchasers or their permitted transferees. If the Private Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Warrants are redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

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

On November 16, 2022, the Company commenced a warrant exchange (Note 10), pursuant to which 9,956,489 Public Warrants and 6,600,000 Private Warrants were each exchanged for 0.2 shares of the Company's Class A common stock on December 19, 2022. On December 19, 2022, the Company also entered into an amendment to the warrant agreement (the “Warrant Amendment”) that provided the Company with the right to require the exchange of the Company’s remaining outstanding Public Warrants for Class A common stock at an exchange ratio of 0.18 shares for each Public Warrant. The Company exercised its exchange right on December 19, 2022 and the remaining 1,543,493 Public Warrants were exchanged on January 4, 2023.

Contingent Earnout Liability

In connection with the Reverse Recapitalization and pursuant to the Merger Agreement, eligible Spire equity holders are entitled to receive additional shares of the Company's Class A common stock upon the Company achieving certain Earnout Triggering Events (as described in the Merger Agreement and Note 3). In accordance with Accounting Standards Codification (“ASC”) 815-40, the earnout shares are not indexed to the Company's common stock and therefore were accounted for as a liability and an offset to additional paid-in capital on the consolidated balance sheets at the reverse recapitalization date and subsequently remeasured at each reporting date with changes in fair value recorded as a component of other income (expense) in the consolidated statements of operations.

The contingent earnout liability is categorized as a Level 3 fair value measurement using the Monte Carlo model (Note 10) because the Company estimates projections during the Earnout Period utilizing unobservable inputs. Contingent earnout payments involve certain assumptions requiring significant judgment and actual results may differ from assumed and estimated amounts.

Spire Global, Inc.

Notes to Consolidated Financial Statements

December 31, 2022 and 2021

(In thousands, except shares and per share data, unless otherwise noted)

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

The Company recognizes revenue for each separately identifiable performance obligation in a data solutions contract representing a promise to transfer data or a distinct service to a customer. In most cases, data provided under the Company’s data solutions contracts are accounted for as a single performance obligation due to the integrated nature of the Company’s precise space-based data. In some data access contracts, the Company provides multiple project-based services to a customer, most commonly when a contract covers multiple phases of the Space Services solution (e.g., development, manufacturing, launch and satellite operations). In those cases, the Company accounts for each distinct project-based deliverable as a separate performance obligation and allocates the transaction price to each performance obligation based on its relative standalone selling price, which is generally estimated using cost plus a reasonable margin based on value added to the customer.

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

Contract Assets and Liabilities

For each of the Company’s contracts, the timing of revenue recognition, customer billings, and cash collections determines the recorded accounts receivable, contract assets, and contract liabilities on the Company’s consolidated balance sheets. Payment terms and conditions generally include a requirement to pay within 30 days. When revenue is recognized in advance of customer invoicing, a contract asset is recorded for the unbilled receivable. Conversely, contract liabilities are recorded when the Company has an unconditional right to consideration before it has satisfied a performance obligation. Contract liabilities consist of funds received in advance of revenue recognition from subscription services or project-based services that are subsequently recognized when the revenue recognition criteria are met. The non-current portion of contract liabilities consists of funds received in advance of revenue recognition from subscription services or other project-based services that have remaining contractual obligations greater than one year from the balance sheet date.

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

Deferred contract costs are included in other current assets, for the current portion, and other long-term assets, for the non-current portion, on the Company’s consolidated balance sheets. Deferred contract costs at December 31, 2022 and 2021 were $890 and $1,419, respectively, of which $439 and $885, respectively, were classified as current. During the years ended December 31, 2022 and 2021, the Company recognized $809 and $730, respectively, as amortization of deferred contract costs in sales and marketing expense.

Spire Global, Inc.

Notes to Consolidated Financial Statements

December 31, 2022 and 2021

(In thousands, except shares and per share data, unless otherwise noted)

Cost of Revenue

Cost of revenue consists primarily of personnel costs, depreciation, hosted infrastructure and high-power computing costs, third-party operating and royalty costs associated with delivering data and services to customers, allocated overhead costs and amortization of purchased intangibles customer relationships and developed technology associated with the Acquisition. Overhead costs primarily include allocable amounts of utilities, rent, depreciation expense on assets used directly in revenue producing activities, indirect materials, production and test administration expenses, and repairs and maintenance.

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

The Company expenses advertising costs as incurred. Advertising expense for the years ended December 31, 2022 and 2021, was $933 and $797, respectively, and is included in sales and marketing expenses in the consolidated statements of operations.

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

Employee Benefit Plan

The Company has a qualified retirement plan which covers all employees who meet certain eligibility requirements. Plan matching contributions, discretionary profit-sharing contributions, and qualified nonelective contributions may be made to the 401(k) salary deferral plan at the discretion of the Company’s Board of Directors. The Company did not make any matching contributions, discretionary profit-sharing contributions and/or qualified nonelective contributions during the years ended December 31, 2022 and 2021.

The Company has defined contribution pension plans at its foreign subsidiaries which cover all employees who meet certain eligibility requirements. The contributions made by the Company under these plans during the years ended December 31, 2022 and 2021 were $737 and $506, respectively.

Stock-Based Compensation

The Company has an equity incentive plan under which the Company grants stock-based awards to employees and non-employees. The Company accounts for stock-based awards in accordance with ASC 718, Stock-Based Compensation, which requires the measurement and recognition of compensation expense, based on estimated fair values, for all stock-based awards made to employees and non-employees. For stock options, the fair value is calculated using the Black-Scholes option pricing model. The Black-Scholes option pricing model requires the input of assumptions, including the fair value of the underlying common stock, the expected term of the option, the expected volatility of the price of the Company’s common stock, risk-free interest rates, and the expected dividend yield of the Company’s common stock. For restricted stock units ("RSU") with service-based vesting conditions, the fair value is calculated based upon the Company’s closing stock price on the date of grant using the intrinsic value method. Stock-based compensation expense is recognized on a straight-line basis over the requisite service period and forfeitures are accounted for as they occur.

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

Spire Global, Inc.

Notes to Consolidated Financial Statements

December 31, 2022 and 2021

(In thousands, except shares and per share data, unless otherwise noted)

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

Beginning in 2022, the Tax Cuts and Jobs Act (the "Tax Act") requires taxpayers to capitalize research and development expenses with amortization periods over five and fifteen years, which reduced the Company’s taxable loss, and created a new deferred tax asset for capitalized research and development costs, and corresponding adjustments to tax on foreign source income through global intangible low-taxed income ("GILTI"), all of which have been accounted for in determining the Company’s tax provision or benefit.

The Company reports income taxes in accordance with Financial Accounting Standards Board ("FASB") ASC 740, Income Taxes, which requires an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as well as net operating loss and tax credit carryforwards. Deferred tax amounts are determined by using the enacted tax rates expected to be in effect when the temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance reduces the deferred tax assets to the amount that is more likely than not to be realized.

Related Parties

As a result of the Acquisition in November 2021, Spire's customer, Myriota Pty Ltd ("Myriota"), became a related party, as exactEarth has a 14% ownership stake in Myriota. As of December 31, 2022, the Company's investment in Myriota, in the amount of $3,296, was included in other long-term assets on the consolidated balance sheets. The Company accounts for this investment using the equity method of accounting. The Company's share of earnings or losses on the investment is recorded based on a one-month lag, due to the timing of receipt of financial statements from Myriota, as a component of other (expense) income, net in the consolidated statements of operations. The Company generated $2,278 and $408 in revenue during the years ended December 31, 2022 and 2021, respectively, and had $170 and $170 accounts receivable as of December 31, 2022 and 2021, respectively, from Myriota.

The Company borrowed gross proceeds of $1,232 of Convertible Notes (defined in Note 8) payable in February 2021 and $6,414 of Convertible Notes payable during the year ended December 31, 2019, from certain stockholders (Note 8). Immediately prior to the effective time of the Merger, the Convertible Notes were automatically converted into shares of common stock of Legacy Spire (“Legacy Spire Common Stock”) (Note 3 and Note 8). Interest expense recognized on the related party Convertible Notes payable was $413 for the year ended December 31, 2021. No interest expense was recognized on the related party Convertible Notes payable for the year ended December 31, 2022.

Comprehensive Loss

Comprehensive loss is comprised of net loss and other comprehensive loss consisting of foreign currency translation adjustments and net unrealized loss on investments.

Net Loss Per Share

The Company follows the two-class method when computing net income (loss) per share as the Company has issued shares that meet the definition of participating securities. The Company has two types of common stock, Class A and Class B. Class B common stock has no economic rights, and therefore has been excluded from the computation of basic and diluted net loss per share. The two-class method determines net income (loss) per share for each class of common and participating securities according to dividends declared, if any, and participating rights in undistributed earnings. The two-class method requires income available to common stockholders for the period to be allocated between common and participating securities based upon their respective rights to receive dividends as if all income for the period had been distributed.

Basic net income (loss) per share is computed by dividing the net income (loss) by the weighted-average number of common shares

Spire Global, Inc.

Notes to Consolidated Financial Statements

December 31, 2022 and 2021

(In thousands, except shares and per share data, unless otherwise noted)

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

Prior Period Reclassifications

Certain amounts in prior periods have been reclassified to conform with current period presentation.

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

Accounting Pronouncements Recently Adopted

In February 2016, FASB issued Accounting Standards Update ("ASU") No. 2016-02, Leases ("ASC 842"), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). Since this standard was originally issued, there have been improvements and clarifications released by the FASB. Under the new guidance, at the commencement date, lessees are required to recognize a lease liability with a corresponding right-of-use ("ROU") asset.

On January 1, 2022, the Company adopted ASC 842 using the modified retrospective approach with the effective date as of the date of initial application. Consequently, results for the year ended December 31, 2022 are presented under ASC 842. Prior period amounts were not adjusted and continue to be reported in accordance with previous lease guidance under ASC Topic 840, Leases.

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

Adoption of ASC 842 resulted in the recording of $11,775 in ROU assets and $12,611 in lease liabilities, as of January 1, 2022. The difference between the ROU assets and lease liabilities is driven primarily by lease incentives and deferred rent balances that were reclassified from liabilities, presented in other accrued expenses for the current portion and other long-term liabilities for the long-term portion, to the ROU asset balance, presented in operating lease assets. The standard did not materially impact retained earnings, consolidated net loss, and the statements of cash flows.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, by removing certain exceptions to the general principles which is intended to improve consistent application. A franchise tax that is partially based on income will be recognized as an income-based tax and any incremental amount will be recognized as non-income-based tax. This standard was effective for fiscal years beginning after December 15, 2021 (January 1, 2022 for the Company), with early adoption permitted. The adoption of ASU 2019-12 as of January 1, 2022 did not materially impact the Company's consolidated financial statements.

In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832), guidance on modifying the disclosure requirements to increase the transparency of government assistance including disclosure of the types of assistance, an entity's accounting for the assistance and the effect of the assistance on an entity's financial statements. The amendments in this update are effective for financial statements issued for annual periods beginning after December 15, 2021 and should be applied either prospectively or retrospectively. The adoption of ASU 2021-10 as of December 31, 2022 did not have a material impact on Company’s consolidated financial statements.

Spire Global, Inc.

Notes to Consolidated Financial Statements

December 31, 2022 and 2021

(In thousands, except shares and per share data, unless otherwise noted)

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

3. Reverse Recapitalization

On August 16, 2021, Spire Global Subsidiary, Inc., merged with NavSight. As a result of the Merger, NavSight changed its name to Spire Global, Inc. and Legacy Spire changed its name to Spire Global Subsidiary, Inc.

Immediately prior to the Closing:

•
All 12,671,911 outstanding shares of Legacy Spire Series A Convertible Preferred Stock were converted into an equivalent number of shares of Legacy Spire Common Stock on a one-to-one basis.
•
All 4,869,754 outstanding shares of Legacy Spire Series B Convertible Preferred Stock were converted into an equivalent number of shares of Legacy Spire Common Stock on a one-to-one basis
•
All 7,592,402 outstanding shares of Legacy Spire Series C Convertible Preferred Stock were converted into an equivalent number of shares of Legacy Spire Common Stock on a one-to-one basis
•
Each of the Convertible Notes automatically converted into shares of Legacy Spire Common Stock. The conversion ratio for the 2019 and 2020 Convertible Notes was 2.4808 and the conversion ratio for the 2021 Convertible Notes was 13.6466.
•
Legacy Spire Warrants (with the exception of warrants for 909,798 shares issued to European Investment Bank (“EIB,” and such warrants, the “EIB Warrants”)) were exercised in full on a cashless basis into the right to receive shares of Legacy Spire Common Stock, which was settled on a net-basis. The EIB Warrants were settled as of December 31, 2021 (Note 8).

Pursuant to the Merger Agreement, at the Closing:

•
Each share of outstanding Class A common stock and Class B common stock of NavSight was exchanged for one share of Class A common stock of New Spire, par value $0.0001 per share (“New Spire Class A common stock”).
•
Each share of Legacy Spire Common Stock, including shares of Legacy Spire Common Stock issued pursuant to the conversion of the Legacy Spire Preferred Stock, the Convertible Notes and the Legacy Spire Warrants (excluding the EIB warrants), was converted into a number of shares of New Spire Class A common stock equal to the Per Share Closing Consideration (“the exchange ratio”) of 1.7058, as defined in the Merger Agreement.
•
Each share of Legacy Spire Common Stock is entitled to the contingent earnout right to receive a number of shares of New Spire Class A common stock equal to a Per Share Earnout Consideration of 0.1236, as defined in the Merger Agreement, payable in four equal tranches if the trading price of the New Spire Class A common stock is greater than or equal to $13.00, $16.00, $19.00, or $22.00 for any 20 trading days within any 30 consecutive trading day period on or prior to the date that is five years following the Closing Date, as adjusted based on the formula defined in the Merger Agreement with respect to the portion of earnout value allocated to holders of options to purchase shares of Legacy Spire Common Stock (“Legacy Spire Options”) assumed by NavSight.
•
All outstanding Legacy Spire Options were assumed and converted into option awards that are exercisable for shares of New Spire Class A common stock pursuant to an option exchange ratio of 1.8282.
•
The outstanding EIB Warrants were assumed by New Spire and converted into warrants that are exercisable for a number of shares of New Spire Class A common stock equal to the exchange ratio of 1.7058.
•
The Legacy Spire Founders purchased 12,058,614 shares of New Spire Class B Common Stock, which equal the number of shares of New Spire Class A common stock that each Founder received at the Closing. Shares of New Spire Class B Common Stock carry nine votes per share, do not have dividend rights, are entitled to receive a maximum of $0.0001 per share of New Spire Class B Common Stock upon liquidation, are subject to certain additional restrictions on transfer, and are subject to forfeiture in certain circumstances.

Spire Global, Inc.

Notes to Consolidated Financial Statements

December 31, 2022 and 2021

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

Number of Shares
Legacy Spire Common Stock (excluding Founders)	6,405,302
Legacy Spire Convertible Preferred Stock	42,873,636
Legacy Spire Convertible Notes	37,034,620
Legacy Spire Warrants (excluding EIB warrants)	672,355
Total Class A common shares to Legacy Spire stockholders (excluding Founders)	86,985,913
New Spire Class A common stock issued to Legacy Spire Founders	12,058,614
New Spire Class A common stock issued to PIPE Investors	24,500,000
New Spire Class A common stock held by public stockholders	1,979,515
New Spire Class A common stock issued to FP Lenders	2,468,492
New Spire Class A common stock resulting from conversion of NavSight Class B Common Stock	5,750,000
Total Shares of New Spire Class A Common Stock	133,742,534
New Spire Class B common stock issued to Legacy Spire Founders	12,058,614
Total Shares of New Spire Common Stock	145,801,148

The Merger is accounted for as a reverse recapitalization under GAAP. This determination is primarily based on Legacy Spire stockholders comprising a relative majority of the voting power of New Spire and having the ability to nominate the members of the board of directors of New Spire, Legacy Spire’s operations prior to the acquisition comprising the only ongoing operations of New Spire, and Legacy Spire’s senior management comprising a majority of the senior management of New Spire. Under this method of accounting, NavSight is treated as the “acquired” company for financial reporting purposes. Accordingly, for accounting purposes, the financial statements of Spire Global, Inc. represent a continuation of the financial statements of Legacy Spire with the Merger being treated as the equivalent of Legacy Spire issuing stock for the net assets of NavSight, accompanied by a recapitalization. The net assets of NavSight are stated at historical costs, with no goodwill or other intangible assets recorded. Operations prior to the Merger are presented as those of Legacy Spire. All periods prior to the Merger have been retrospectively adjusted using the exchange ratio for the equivalent number of shares outstanding immediately after the Merger to affect the reverse recapitalization.

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

4.
Business Acquisition

On November 30, 2021, through the execution of a share purchase agreement, the Company acquired 100% of the voting equity interests of exactEarth for a purchase price of $128,953, accounted for as a business combination. The acquisition of exactEarth accelerates growth of Spire’s existing maritime business with additional data solutions, cross-selling opportunities, and expansion of the Company’s geographic footprint. Each outstanding share of exactEarth common stock was exchanged for 0.1 shares of Spire Class A common stock and $1.95505 per share in cash.

In 2021, the Company incurred $4,733 of acquisition-related costs. These expenses are included in general and administrative expense in the consolidated statements of operations for the year ended December 31, 2021.

Spire Global, Inc.

Notes to Consolidated Financial Statements

December 31, 2022 and 2021

(In thousands, except shares and per share data, unless otherwise noted)

The purchase price components are summarized in the following table:

Amount
Value of Spire shares issued(1)	$22,333
Cash consideration paid(2)	109,592
Less amount classified as post-combination expense (3)	(2,972)
Total purchase consideration	$128,953
(1)
Represents the fair value of 5,230,167 shares of Spire Class A common share transferred as of the November 30, 2021 ("acquisition date") as consideration (based on the closing market price of $4.27 per share on the acquisition date) consisting of 4,984,225 shares issued for outstanding exactEarth shares, in addition to 100,047 and 145,895 shares to settle exactEarth stock options and RSUs, respectively.
(2)
Included in the cash consideration are:
a.
$97,454 for outstanding exactEarth shares,
b.
$8,888 cash settlement of exactEarth stock options, RSUs and deferred stock units, and
c.
$3,250 related to acquisition fees of exactEarth paid by Spire upon the closing of the acquisition.
(3)
$2,972 was treated as post-combination expense in connection with the replacement of exactEarth’s outstanding equity awards. This amount has been reflected in the consolidated statements of operations for the year ended December 31, 2021.

Purchase Price Allocation

The purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date, with the excess recorded to goodwill. The recognition of goodwill, none of which is deductible for income tax purposes, was made attributable to the workforce of the acquired business on synergies expected to arise and strategic benefits the Company expects to realize from the acquisition.

The following table summarizes the acquisition date fair value allocation of the exactEarth assets acquired and liabilities assumed:

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

Spire Global, Inc.

Notes to Consolidated Financial Statements

December 31, 2022 and 2021

(In thousands, except shares and per share data, unless otherwise noted)

Unaudited Pro Forma Financial Information

The following unaudited pro forma information presents the combined results of operations as if the acquisition of exactEarth had been completed in the beginning of the applicable comparable prior annual reporting period. The unaudited pro forma results include adjustments primarily related to the following: (i) amortization associated with estimates for the acquired intangible assets; (ii) depreciation of the property plant and equipment step-up in fair value (iii) expense relating to replacement awards; and (iv) the inclusion of acquisition costs as of the earliest period presented.

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

December 31, 2021
Net revenue	$61,497
Net loss	$(37,407)

Revenues and losses attributable to the acquired business recognized within the consolidated statements of operations between the date of the acquisition and December 31, 2021 were $1,479 and $1,470, respectively.

5.
Revenue, Contract Assets, Contract Liabilities and Remaining Performance Obligations Disaggregation of Revenue

Revenue from subscription-based contracts was $57,082 and represented 71% of total revenue for the year ended December 31, 2022. Revenue from subscription-based contracts was $21,466, representing 49% of total revenue for the year ended December 31, 2021. Revenue from non-subscription-based contracts was $23,186 and represented 29% of total revenue for the year ended December 31, 2022. Revenue from non-subscription-based contracts was $21,909, representing 51% of total revenue for the year ended December 31, 2021.

The following revenue disaggregated by geography was recognized:

	Year Ended December 31, 2022		Year Ended December 31, 2021
EMEA(1)	$31,962	40%	$20,562	48%
Americas (2)	36,734	46%	15,719	36%
Asia Pacific (3)	11,572	14%	7,094	16%
Total	$80,268	100%	$43,375	100%

(1)
Netherlands represented 24% for the year ended December 31, 2021.
(2)
U.S. represented 35 % and 36% for the years ended December 31, 2022 and 2021, respectively, and Canada represented 10% for the year ended December 31, 2022.
(3)
Australia represented 11% for the year ended December 31, 2021.

Contract Assets

At December 31, 2022 and 2021, contract assets were $3,353 and $2,084, respectively, on the consolidated balance sheets. The increase in contract assets was primarily due to the increase in revenue.

Changes in contract assets were as follows:

	December 31,
	2022	2021
Balance at the beginning of the year	$2,084	$853
Contract assets recorded during the year	3,353	2,529
Reclassified to accounts receivable	(1,694)	(1,298)
Other	(390)	—
Balance at the end of the year	$3,353	$2,084

Contract Liabilities

At December 31, 2022, contract liabilities were $16,628 of which $15,856 was reported in contract liabilities, current portion, and $772 was reported in other long-term liabilities on the Company’s consolidated balance sheets. At December 31, 2021, contract liabilities were $9,255, of which $8,627 was reported in contract liabilities, current portion, and $628 was reported in other long-term liabilities on the Company’s consolidated balance sheets. The increase in contract liabilities was primarily due to the increase in revenue.

Spire Global, Inc.

Notes to Consolidated Financial Statements

December 31, 2022 and 2021

(In thousands, except shares and per share data, unless otherwise noted)

Changes in contract liabilities were as follows:

	December 31,
	2022	2021
Balance at the beginning of the year	$9,255	$8,110
Contract liabilities recorded during the year	15,963	8,343
Revenue recognized during the year	(8,230)	(6,950)
Other	(360)	(248)
Balance at the end of the year	$16,628	$9,255

Remaining Performance Obligations

The Company has performance obligations associated with commitments in customer contracts for future services that have not yet been recognized as revenue. These commitments for future services exclude (i) contracts with an original term of one year or less, and (ii) cancellable contracts. As of December 31, 2022, the amount not yet recognized as revenue from these commitments was $167,164. The Company expects to recognize 39% of these future commitments over the next 12 months and the remaining 61% thereafter as revenue when the performance obligations are met.

6.
Other Balance Sheet Components

Other current assets consisted of the following:

	December 31,
	2022	2021
Technology and other prepaid contracts	$4,695	$744
Prepaid insurance	2,594	4,430
Deferred contract costs	439	885
Other receivables	1,123	1,396
Other current assets	428	2,616
	$9,279	$10,071

Property and equipment, net consisted of the following:

	December 31,
	2022	2021
Satellites in-service	$49,889	$51,368
Internally developed software	2,119	2,160
Ground stations in-service	3,369	2,200
Leasehold improvements	4,175	1,754
Machinery and equipment	3,585	2,761
Computer equipment	1,985	2,168
Computer software and website development	99	472
Furniture and fixtures	1,156	1,167
	66,377	64,050
Less: Accumulated depreciation and amortization	(32,974)	(30,120)
	33,403	33,930
Satellite, launch and ground station work in progress	15,364	11,478
Finished satellites not in-service	4,985	3,296
Property and equipment, net	$53,752	$48,704

Depreciation and amortization expense related to property and equipment for the years ended December 31, 2022 and 2021, was $11,771 and $8,509, respectively. For the year ended December 31, 2022 there was a $549 loss from decommissioned satellites.

Other accrued expenses consisted of the following:

	December 31,
	2022	2021
Professional services	$1,198	$1,164
Operating lease liabilities, current	2,333	-
Third-party operating costs	1,541	900
Corporate and sales tax	542	195
Accrued interest	765	276
Software	580	1,036
Other	1,251	1,252
	$8,210	$4,823

Spire Global, Inc.

Notes to Consolidated Financial Statements

December 31, 2022 and 2021

(In thousands, except shares and per share data, unless otherwise noted)

7.
Goodwill and Intangible Assets

The following table summarizes changes in goodwill balance:

Balance at December 31, 2021	$53,627
Impact of foreign currency translation	(3,673)
Balance at December 31, 2022	$49,954

Intangible assets consisted of the following:

	December 31,
	2022	2021
Customer relationships	$22,877	$24,559
Developed technology	13,001	13,957
Trade names	2,204	2,366
Backlog	3,043	3,268
Patents	419	491
FCC licenses	480	480
	42,024	45,121
Less: Accumulated amortization	(7,243)	(968)
	$34,781	$44,153

As part of the Acquisition, the Company acquired intangible assets for a total of $43,621 in November 2021. As of December 31, 2022, the weighted-average amortization period for customer relationships and developed technology was 10.9 years, trade names was 3.9 years, and patents and FCC licenses was 7.0 years. Amortization expense related to intangible assets for the years ended December 31, 2022 and 2021, was $6,570 and $666, respectively.

During the years ended December 31, 2022 and 2021, the Company recognized impairment charges of $72 and $91, respectively, for intangible assets relating to patent costs which are included in other expense, net in the consolidated statements of operations. The patents asset balance as of December 31, 2022 and 2021 includes $57 and $196 of capitalized patent costs, respectively, that will begin amortization upon the issuance of an official patent right to the Company.

As of December 31, 2022, the expected future amortization expense of intangible assets is as follows:

Years ending December 31,
2023	$3,503
2024	3,489
2025	3,480
2026	3,435
2027	3,023
Thereafter	17,794
34,724
Capitalized patent costs, unissued	57
$34,781

8.
Long-Term Debt and Convertible Notes

Long-term debt consisted of the following:

	December 31,
	2022	2021
Blue Torch term loan	$100,511	$—
FP term loan	—	71,512
Other	4,857	4,464
Total long-term debt	105,368	75,976
Less: Debt issuance costs	(6,893)	(24,852)
Non-current portion of long-term debt	$98,475	$51,124

The Company recorded $13,955 and $8,368 of interest expense which included amortization of deferred issuance costs of $3,781 and $3,471 from long-term debt for the years ended December 31, 2022 and 2021, respectively.

Spire Global, Inc.

Notes to Consolidated Financial Statements

December 31, 2022 and 2021

(In thousands, except shares and per share data, unless otherwise noted)

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

The $120,000 term loan was available and drawn at closing, of which $19,735 was placed in an escrow account by Blue Torch with such amount to be released upon the Company achieving certain metrics related to annualized recurring revenue and a total annualized recurring revenue leverage ratio. These metrics were achieved and the $19,735 was released from the escrow account and delivered to the Company in February 2023 (Note 16). The term loan accrues interest at a floating rate, to be based, at the Company's election, on either a reference rate or a 3-month Term Secured Overnight Financing Rate ("SOFR") (subject to a 1.0% floor), plus an interest rate margin of 7.0% for reference rate borrowings and 8.0% for 3-month Term SOFR borrowings, plus an incremental Term SOFR margin of 0.26161%. The Company elected the Term SOFR rate which was 12.75713% as of December 31, 2022. Principal on the term loan is only payable at maturity and interest on the term loan is due and payable monthly for reference rate borrowings and quarterly for Term SOFR borrowings. The Company is also required to pay other customary fees and costs in connection with the Blue Torch Credit Facility, including a commitment fee in an amount equal to $2,400 on the closing date, a $250 agency fee annually and an exit fee in an amount equal to $1,800 upon termination of the Blue Torch Financing Agreement.

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

Spire Global, Inc.

Notes to Consolidated Financial Statements

December 31, 2022 and 2021

(In thousands, except shares and per share data, unless otherwise noted)

The Company evaluated the Credit Agreement Warrants and concluded that they do not meet the criteria to be classified within stockholders’ equity. The agreements governing the Credit Agreement Warrants include a provision that could result in a different settlement value for the Credit Agreement Warrants depending on their holder. The exercise price is $2.01 per share subject to standard stock split, dividend, and routine anti-dilution adjustment provisions. Because the holder of an instrument is not an input into the pricing of a fixed-for-fixed option on the Company’s Class A common stock, the Credit Agreement Warrants are not considered to be indexed to the Company’s Class A common stock.

As the Credit Agreement Warrants meet the definition of a derivative, the Company recorded these warrants as liabilities on the consolidated balance sheets at fair value (Note 10) based on the Black-Scholes model as of June 13, 2022 with inputs that include the Company’s Class A common stock price in an actively traded market, making this fair value classified as a Level 2 financial instrument. The other significant assumptions used in the model are the exercise price, expected term, volatility, interest rate, and dividend yield. Subsequent changes in their respective fair values are recognized in the consolidated statements of operations at each reporting date. Changes in the fair value of the warrant liabilities will continue to be recognized until the warrants are exercised, expire, or qualify for equity classification.

The Company incurred $4,516 of debt issuance costs, inclusive of fees paid to the Lenders, and issued Credit Agreement Warrants with an estimated fair value of $3,579 at the date of issuance, the total of which has been presented as a deduction from the carrying amounts of the Blue Torch Credit Facility on the consolidated balance sheets and is being amortized to interest expense over the term of the Blue Torch Credit Facility.

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

FP Term Loan Facility

On April 15, 2021, the Company entered into a credit agreement with FP Credit Partners, L.P., as agent for several lenders (the “FP Lenders”), for a $70,000 term loan facility (as amended on May 17, 2021, the “FP Term Loan”). The FP Term Loan included covenants that limited the Company’s ability to, among other things, make investments, dispose of assets, consummate mergers and acquisitions, incur additional indebtedness, grant liens, enter into transactions with affiliates, or pay dividends or other distributions without preapproval by the FP Lenders. The Company was required to maintain minimum unrestricted cash of at least $15,000 as of each fiscal quarter end, except for the quarter immediately following the first quarter where the Company reports positive earnings before interest, taxes, depreciation, and amortization (EBITDA), until the closing of a qualifying initial public offering (IPO), which included the Merger.

On June 13, 2022, the Company repaid in full all obligations and all amounts borrowed, and all obligations have terminated, under the FP Term Loan, which was replaced by the Blue Torch Financing Agreement. The outstanding principal and interest under the FP Term Loan in an aggregate amount equal to approximately $72,835 was repaid with proceeds of the term loan under the Blue Torch Credit Facility. The Company recognized $22,510 as a loss on extinguishment of debt on the consolidated statements of operations during the year ended December 31, 2022, upon extinguishing the FP Term Loan facility. The Company incurred no early termination penalties in connection with the termination of the FP Term Loan.

During the year ended December 31, 2021, the Company recognized $4,954 as a loss on extinguishment of debt in the consolidated statements of operations, resulting from cash settlement of then-existing loan facilities from European Investment Bank and Eastward Fund Management, LLC using the proceeds received from the FP Term Loan facility. The loss on extinguishment of debt was partially offset by a $1,699 gain from extinguishment of debt resulting from the U.S. government’s forgiveness of the Company’s loan under the Paycheck Protection Program established as part of the Coronavirus Aid, Relief, and Economic Security Act.

Government Loan

In November 2021, the Company completed the Acquisition and assumed an interest free loan agreement with the Strategic Innovation Fund ("SIF") which was recorded at an amount equal to the proceeds received. As of December 31, 2022 and 2021, $4,857 and $4,464, respectively, was included in long-term debt, non-current on the consolidated balance sheets related to the SIF loan agreement. Under this agreement and subsequent amendment, the Company is eligible to receive funding for certain expenditures incurred from February 13, 2018 to May 12, 2023 to a maximum of $5,701. Any amount outstanding under this loan is repayable in 15 annual payments beginning February 28, 2026.

Convertible Notes

Between July 2019 and October 2020, the Company entered into several subordinated convertible note purchase agreements for gross proceeds totaling $42,884 (the “2019 and 2020 Convertible Notes”). The 2019 and 2020 Convertible Notes accrued interest at 8% per annum, compounded quarterly. The accretion of the carrying value of the Convertible Notes for the additional balloon payment was recorded as additional interest expense over the term of the 2019 and 2020 Convertible Notes. In connection with securing the 2019 and 2020 Convertible

Spire Global, Inc.

Notes to Consolidated Financial Statements

December 31, 2022 and 2021

(In thousands, except shares and per share data, unless otherwise noted)

Notes, the Company incurred debt issuance costs of $392 that were recorded as a deduction of the carrying amount of convertible debt and were being amortized to interest expense over the term of the 2019 and 2020 Convertible Notes.

From January 2021 through February 2021, the Company issued and sold several convertible promissory notes in the aggregate amount of $20,000 (the “2021 Convertible Notes”, and together with the 2019 and 2020 Convertible Notes, the “Convertible Notes”). The 2021 Convertible Notes would have matured four years from the date of issuance and accrued interest at 8% per annum, compounded quarterly. In connection with securing the 2021 Convertible Notes, the Company incurred debt issuance costs of $62 that were recorded as a deduction of the carrying amount of convertible debt and were amortized to interest expense over the life of the 2021 Convertible Notes.

Conversion of the 2019, 2020 and 2021 Convertible Notes could be automatic based on events such as an IPO by the Company or voluntary based on events such as a change of control or maturity. Immediately prior to the effective time of the Merger, the Convertible Notes were automatically converted into shares of Legacy Spire Common Stock. The conversion ratio to Legacy Spire Common Stock for the 2019 and 2020 Convertible Notes was 2.4808 whereas the conversion ratio to Legacy Spire Common Stock for the 2021 Convertible Notes was 13.6466. This conversion then gave the right to receive shares of New Spire Class A common stock equal to the number of shares of Legacy Spire Common Stock received from such conversion multiplied exchange ratio of 1.7058.

After the conversion of the Convertible Notes, the balloon interest accrual of $1,698 was reversed in August 2021, which was only payable upon full maturity of the Convertible Notes. The Company recorded $2,103 of interest expense on the Convertible Notes for the year ended December 31, 2021 and no interest expense was recorded for the year ended. December 31, 2022.

9.
Leases

The Company adopted ASC 842 on January 1, 2022 and included below is the Company's accounting policy for lessee accounting.

The Company leases office facilities, ground station facilities, and office equipment. At the inception of a contract, the Company determines whether the contract is or contains a lease. Leases are classified as operating or finance leases at the commencement date of the lease. Operating leases with a term greater than one year are recognized on the consolidated balance sheet as ROU assets and lease liabilities, which are reported as separate line items. Lease liabilities are classified between current and long-term liabilities based on the portion of the total payments that are due in the next 12 months that are attributed to principal payments. The Company does not currently have any leases that are classified as finance leases. The Company has elected the short-term leases practical expedient which allows any leases with a term of 12 months or less to be considered short-term and thus will not have an ROU asset or lease liability recognized on the balance sheet in respect of such leases.

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

Lease expenses for the year ended December 31, 2022 were $3,409. Aggregate variable lease expenses and short-term lease expenses were $548 for the year ended December 31, 2022.

The following table provides the required information regarding the Company's leases for which the Company is the lessee:

	As of December 31, 2022	As of January 1, 2022
Assets
ROU assets	$11,687	$11,775
Total ROU assets	$11,687	$11,775
Liabilities
Current	$2,333	$2,086
Non-current	10,815	10,525
Total lease liabilities	$13,148	$12,611
Weighted-average remaining lease term (years)	5.7	6.3
Weighted-average discount rate	9%	9%

Spire Global, Inc.

Notes to Consolidated Financial Statements

December 31, 2022 and 2021

(In thousands, except shares and per share data, unless otherwise noted)

The majority of the Company's ROU assets and lease liabilities, approximately 80%, relate to office facilities leases, with the remaining amounts representing primarily ground station leases.

As of December 31, 2022, the maturity of operating leases are as follows:

Years ending December 31,
2023	$3,372
2024	2,958
2025	2,922
2026	2,899
2027	1,912
Thereafter	2,670
Total lease payments	16,733
Less: Interest on lease payments	(3,585)
Present value of lease liabilities	$13,148

Operating cash flows paid included in the measurement of operating lease liabilities for the year ended December 31, 2022 was $1,632 and was included in net cash used in operating activities in the consolidated statements of cash flows. Amortization of ROU assets was $2,344 for the year ended December 31, 2022.

Information as of December 31, 2021 under historical lease accounting guidance:

Although the Company has adopted ASC 842 using the modified retrospective approach, prior periods presented in the Company's consolidated financial statements continue to be in accordance with the former lease standard, ASC 840, Leases. These disclosures include:

Under the previous lease standard, the Company leases office facilities and sites for its ground stations under noncancelable operating leases. As of December 31, 2021, these leases expire at various dates through 2029. Rent expense, including ground station leases, for the year ended December 31, 2021 was $3,313.

Future minimum lease payments under noncancelable operating leases that have initial or remaining noncancelable lease terms greater than one year as of December 31, 2021 are as follows:

Years ending December 31,
2022	$2,600
2023	2,389
2024	2,307
2025	2,284
2026	2,275
Thereafter	4,393
$16,248

Spire Global, Inc.

Notes to Consolidated Financial Statements

December 31, 2022 and 2021

(In thousands, except shares and per share data, unless otherwise noted)

10.
Fair Value Measurement

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables present the Company’s fair value hierarchy for its financial instruments that are measured at fair value on a recurring basis:

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents:
Money market funds	$5,180	$—	$—	$5,180
Commercial paper	—	2,097	—	2,097
	$5,180	$2,097	$—	$7,277
Marketable securities:
U.S. treasury bills and bonds	$1,494	$—	$—	$1,494
Corporate securities	—	7,745	—	7,745
Commercial paper	—	2,576	—	2,576
U.S. government and agency securities	—	11,269	—	11,269
	$1,494	$21,590	$—	$23,084
Liabilities:
Current liabilities:
Public Warrants	$267	$—	$—	$267

Long-term liabilities:
Credit Agreement Warrants	$—	$1,831	$—	$1,831
Contingent earnout liability	—	—	349	349
	$—	$1,831	$349	$2,180

	December 31, 2021 (1)
	Level 1	Level 2	Level 3	Total
Long-term liabilities:
Public Warrants	$5,060	$—	$—	$5,060
Private Warrants	—	6,422	—	6,422
Contingent earnout liability	—	—	10,026	10,026
	$5,060	$6,422	$10,026	$21,508

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

Public and Private Placement Warrants

In November 2022, the Company announced the commencement of an exchange offer (the "Offer") and consent solicitation relating to all holders of the Public Warrants and Private Warrants ("Warrants") to receive 0.2 shares of Class A common stock in exchange for each outstanding Warrant tendered by the holder. On December 19, 2022, a total of 16,556,489 Warrants were tendered and exchanged for 3,311,286 shares of Class A common stock.

Concurrently with the Offer, the Company also solicited consents from holders of the Public Warrants to amend the Warrant Agreement to permit the Company to require that each Warrant that is outstanding upon the closing of the Offer be exchanged for 0.18 shares of Class A common stock, which is a ratio 10% less than the exchange ratio applicable to the Offer (such amendment, the “Warrant Amendment”). Because consents were received from holders of more than 65% of the Company’s outstanding Public Warrants, the Warrant Amendment was approved. On December 19, 2022, the Company exercised its right to acquire and retire all remaining outstanding Warrants in exchange for shares of Class A common stock in accordance with the terms of the Warrant Amendment, which occurred on January 4, 2023 (Note 16).

Public Warrants

The Company assumed 11,499,992 publicly-traded warrants (“Public Warrants”) upon the Merger, all of which were issued in connection with

Spire Global, Inc.

Notes to Consolidated Financial Statements

December 31, 2022 and 2021

(In thousands, except shares and per share data, unless otherwise noted)

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

On December 19, 2022, a total of 9,956,489 Public Warrants were tendered for 1,991,298 shares of the Company's Class A common stock. On the same day, the Company exercised its right, pursuant to the Warrant Amendment, to acquire and retire all remaining outstanding Public Warrants in exchange for shares of Class A common stock in accordance with the terms of the Warrant Amendment, which occurred on January 4, 2023.

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

On December 19, 2022, a total of 6,600,000 Private Warrants were tendered for 1,320,000 shares of the Company's Class A common stock.

The table below quantifies the significant inputs used for the Private Warrants:

	December 31,
	2022	2021
Fair value of the Company’s Class A common stock	$—	$3.38
Exercise price	$—	$11.50
Risk-free interest rate	—%	1.26%
Expected volatility factor	—%	70.0%
Expected dividend yield	—%	—%
Remaining contractual term (in years)	—	4.6

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

The fair value of the Credit Agreement Warrants is estimated using the Black-Scholes model with inputs that include the Company’s Class A common stock price in an actively traded market, making this fair value classified as a Level 2 financial instrument. The other significant assumptions used in the model are the exercise price, expected term, volatility, interest rate, and expected dividend yield.

The table below quantifies the significant inputs used for the Credit Agreement Warrants:

	December 31,
	2022	2021
Fair value of the Company’s Class A common stock	$0.96	$—
Exercise price	$2.01	$—
Risk-free interest rate	3.88%	—%
Expected volatility factor	55.0%	—%
Expected dividend yield	—%	—%
Remaining contractual term (in years)	9.1	—

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

Spire Global, Inc.

Notes to Consolidated Financial Statements

December 31, 2022 and 2021

(In thousands, except shares and per share data, unless otherwise noted)

The table below quantifies the significant inputs used for the contingent earnout liability:

	December 31,
	2022	2021
Fair value of the Company’s Class A common stock	$0.96	$3.38
Risk-free interest rate	4.16%	1.26%
Expected volatility factor	55.0%	70.0%
Earnout expiration date	August 16, 2026	August 16, 2026

The following table presents a summary of the changes in the fair value of the Company’s Level 3 financial instruments that are measured at fair value on a recurring basis:

Contingent Earnout Liability
Fair value as of December 31, 2021	10,026
Change in fair value of contingent earnout liability	(9,677)
Fair value as of December 31, 2022	$349

Cash and Cash Equivalents and Marketable Securities

The following table summarizes the Company's cash, cash equivalents and available-for-sale securities by significant marketable securities category:

	December 31, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$39,919	$—	$—	$39,919
Cash equivalents:
Money market funds	5,180	—	—	5,180
Commercial paper	2,098	—	(1)	2,097
	$47,197	$—	$(1)	$47,196
Marketable Securities:
U.S. treasury bills and bonds	$1,495	$—	$(1)	$1,494
Corporate securities	7,771	—	(26)	7,745
Commercial paper	2,578	—	(2)	2,576
U.S. government and agency securities	11,272	—	(3)	11,269
	$23,116	$—	$(32)	$23,084

There were no cash equivalents or marketable securities as of December 31, 2021.

The following table represents amortized cost and estimated fair value of marketable securities, by contractual maturity:

	December 31, 2022
	Amortized Cost	Fair Value
Due in one year or less	$23,116	$23,084

In accordance with the Company's investment policy, investments are placed in investment grade securities with high credit quality issuers, and generally limit the amount of credit exposure to any one issuer. The Company evaluates securities for impairment at the end of each reporting period. The Company did not record any impairment charges related to its available-for-sale securities during the year ended December 31, 2022.
11. Commitments and Contingencies

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

Spire Global, Inc.

Notes to Consolidated Financial Statements

December 31, 2022 and 2021

(In thousands, except shares and per share data, unless otherwise noted)

("A&R L3Harris Agreement"), the Company incurs a fixed fee of $358 per month. The A&R L3Harris Agreement concludes on August 7, 2031.

Under the A&R L3Harris Agreement, the Company will pay a 30% share of S-AIS data revenues for the portion of exactEarth annual S-AIS data revenue which is in excess of $16,000. No revenue share was owed to L3Harris under the A&R L3Harris Agreement, with respect to AIS Analytics sales, during the years ended December 31, 2022 and 2021. For the years ended December 31, 2022 and 2021, $5,045 and $417 was recognized in cost of revenue in the consolidated statements of operations for the initial costs incurred to acquire exclusive access rights to data generated from satellites.

The following table summarizes the operational fees commitment under the A&R L3Harris Agreement, which includes the fixed payments to L3Harris:

Years ending December 31,
2023	$4,300
2024	4,300
2025	4,300
2026	4,300
2027	4,300
Thereafter	15,548
$37,048

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

In connection with the Closing, the Company adopted the 2021 Equity Incentive Plan (the “2021 Plan”) and the 2021 Employee Stock Purchase Plan (“2021 ESPP”). The number of shares available for issuance under the 2021 Plan will be increased on the first day of each fiscal year, beginning on January 1, 2022, in an amount equal to the lesser of (i) 23,951,000 shares of Class A common stock, (ii) a number of shares of Class A common stock equal to 5% of the total number of shares of all of Class A common stock outstanding as of the last day of the immediately preceding fiscal year, or (iii) such number of shares of Class A common stock as the Company’s board of directors or its designated committee may determine no later than the last day of the immediately preceding fiscal year.

The 2021 Plan permits the grant of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock, restricted stock units, and performance awards to employees, directors, or consultants under the 2021 Plan. The 2021 ESPP, the Company can grant stock options to employees to purchase shares of Class A common stock at a purchase price which equals to 85% of the lower of (i) the fair market value of common stock on the first trading day of the offering period or (ii) the fair market value of common stock on the exercise date. As of December 31, 2022, 5,685,295 and 4,059,162 shares were available for grant under the 2021 Plan and 2021 ESPP, respectively.

The following table summarizes stock option activity under the 2021 Plan and the 2012 Plan:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term
			(in years)
Options outstanding as of December 31, 2021	21,263,847	$2.40	7.2
Granted	179,119	$1.74
Exercised	(503,805)	$1.60
Forfeited, canceled, or expired	(1,819,756)	$3.43
Options outstanding as of December 31, 2022	19,119,405	$2.32	6.1
Vested and expected to vest at December 31, 2022	19,119,405	$2.32	6.1
Exercisable at December 31, 2022	14,553,588	$2.11	5.5

The Company’s option award quantities and prices prior to the Merger have been retroactively restated to reflect the exchange ratio of

Spire Global, Inc.

Notes to Consolidated Financial Statements

December 31, 2022 and 2021

(In thousands, except shares and per share data, unless otherwise noted)

approximately 1.8282 established in the Merger as described in Note 3.

The aggregate intrinsic value of options exercised as of December 31, 2022 and 2021, was $483 and $5,339, respectively. The aggregate fair value of options vested as of December 31, 2022 and 2021 was $6,072 and $3,908, respectively. The Company received $806 and $1,289 in cash proceeds from options exercised during the years ended December 31, 2022 and 2021, respectively. The weighted-average grant date fair value of options granted for the years ending December 31, 2022 and 2021 was $0.95 and $2.92, respectively. The aggregate intrinsic value of options outstanding as of December 31, 2022 and 2021 was $200 and $26,865, respectively. The aggregate intrinsic value of options exercisable as of December 31, 2022 and 2021 was $200 and $18,639, respectively.

The following table summarizes stock RSU activity under the 2021 Plan:

	Number of RSUs	Weighted Average Grant Date Fair Value per Share
Outstanding as of December 31, 2021	783,902	$3.94
RSUs granted	12,839,420	$2.41
RSUs vested	(242,486)	$3.62
RSUs forfeited	(1,000,591)	$2.73
Outstanding as of December 31, 2022	12,380,245	$2.46

For RSUs with service-based vesting conditions, the fair value is calculated based upon the Company’s closing stock price on the date of grant, and the stock-based compensation expense is recognized over the four-year vesting period.

As of December 31, 2022, there was $31,518 of total unrecognized compensation expense related to options and RSUs expected to be recognized over a weighted average-period of 2.3 years.

The following table summarizes the components of total stock-based compensation expense based on roles and responsibilities of the employees within the consolidated statements of operations:

	Year Ended December 31,
	2022	2021
Cost of revenue	$232	$432
Research and development	3,154	2,859
Sales and marketing	2,822	2,307
General and administrative	5,283	6,036
	$11,491	$11,634

The fair value of stock-based compensation for stock options was estimated using the Black-Scholes option-pricing model requiring the use of subjective valuation assumptions and inputs, including the expected stock price volatility. The Company’s options have characteristics significantly different from those of traded options, and changes in input assumptions can materially affect the fair value estimates. Stock-based compensation expense for options is recognized over their respective vesting period, which ranges from one to four years.

The fair value of stock options was estimated using the following assumptions at the date of the grant:

	Year Ended December 31,
	2022	2021
Risk-free interest rate	2.9%	0.6% - 1.4%
Expected volatility factor	58.3%	66.9% - 70.0%
Expected option life	5.5 years	5.0 - 6.08 years
Expected dividend yield	—	—

Spire Global, Inc.

Notes to Consolidated Financial Statements

December 31, 2022 and 2021

(In thousands, except shares and per share data, unless otherwise noted)

13.
Stockholders’ Equity

In August 2021, the Company’s Board of Directors approved the amended and restated certificate of incorporation which states the Company’s authority to issue 1,000,000,000 shares of Class A and 15,000,000 shares of Class B common stock with a par value of $0.0001 per share. The total number of shares of preferred stock authorized to be issued is 100,000,000 shares, par value $0.0001 per share, and none was outstanding as of December 31, 2022 and 2021.

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

14.
Income Taxes

Loss before income taxes consisted of the following:

	Year Ended December 31,
	2022	2021
Domestic loss	$(69,072)	$(17,976)
Foreign loss	(20,017)	(19,617)
Loss before income taxes	$(89,089)	$(37,593)

The income tax provision consists of the following:

	Year Ended December 31,
	2022	2021
Current income tax provisions:
Federal	$—	$—
State	—	—
Foreign	386	—
Current income tax provision	386	—
Deferred income tax expense:
Federal	—	—
State	—	—
Foreign	(64)	497
Deferred income tax expense	(64)	497
Total income tax provision	$322	$497

The following table presents a reconciliation of the federal statutory rate of 21% to effective tax rate:

	Year Ended December 31,
	2022	2021
U.S. federal tax benefit at statutory rate	21.0%	21.0%
State income taxes, net of federal benefit	4.2%	5.2%
exactEarth acquisition costs	(0.2)%	(2.7)%
Merger costs	—	(3.7)%
Merger contingent fees	—	4.3%
Contingent earnout liability	2.3%	23.6%
Non-deductible expenses and other	2.0%	0.3%
Research and development credits	0.4%	2.3%
Foreign rate differential	1.3%	3.9%
Change in valuation allowance, net	(31.3)%	(55.5)%
Effective tax rate	(0.3)%	(1.3)%

Spire Global, Inc.

Notes to Consolidated Financial Statements

December 31, 2022 and 2021

(In thousands, except shares and per share data, unless otherwise noted)

For 2022 and 2021, our effective tax rate differs from the amount computed by applying the statutory federal and state income tax rates to net loss before income tax, primarily as the result of state income taxes, R&D credits, foreign income taxes and changes in our valuation allowance.

The significant components of deferred tax assets (liabilities) are as follows:

	Year Ended December 31,
	2022	2021
Deferred tax assets
Net operating loss carryforward	$97,737	$75,129
Research and development credit carryforward	6,402	6,002
Stock-based compensation	1,836	599
Property and equipment	3,533	4,177
Operating lease liabilities	1,965	—
Sec 174 Capitalized R&D	3,424	—
Intangibles	56	440
Other accruals	3,422	2,284
Gross deferred tax assets	118,375	88,631
Less: Valuation allowance	(102,480)	(74,558)
Net deferred tax assets	15,895	14,073
Deferred tax liabilities
Intangibles	(13,945)	(14,073)
Operating lease right-of-use assets	(1,950)	-
Foreign property and equipment and intangibles	(771)	(835)
Gross deferred tax liabilities	(16,666)	(14,908)
Net deferred tax liabilities	$(771)	$(835)

As of December 31, 2022, the Company had accumulated undistributed earnings generated by its foreign subsidiaries of $13,120. The Company continues to assert that all its foreign earnings are to be permanent income reinvested and expects future U.S. cash generation to be sufficient to meet future U.S. cash needs. As such, the Company has not recognized a deferred tax liability related to unremitted foreign earnings.

Realization of the deferred tax assets is dependent upon the generation of future taxable income, if any, the amount and timing of which are uncertain. The Company could not conclude that it was more likely than not that tax benefits from operating losses would be realized and, accordingly, has provided a full valuation allowance against its Spire Global United States, Australia, Singapore, Luxemburg, and exactEarth Canada and UK deferred tax assets. There is no valuation allowance on Spire Global UK. The valuation allowance as of December 31, 2021 was $74,558, which increased to $102,480 as of December 31, 2022. The increase in the valuation allowance of $27,922 includes $1 related to the acquisition of exactEarth's deferred tax assets subjected to a valuation allowance through purchase accounting. The remaining valuation allowance change of $27,921 is mostly related to current year losses.

At December 31, 2022, the Company had $251,889 and $102,954 of federal and state net operating losses available to reduce future taxable income, which will begin to expire in 2032 for federal and state tax purposes. Approximately $169,364 of federal net operating loss included above can be carried forward indefinitely. At December 31, 2021, the Company had $189,313 and $64,739 of federal and state net operating losses available to reduce future taxable income.

The Company also has federal research and development tax credit carryforwards of $3,732 and $3,332 as of December 31, 2022 and 2021, respectively. These federal tax credits begin to expire in 2039.

The federal and state net operating loss carryforwards and certain tax credits may be subject to significant limitations under Section 382 and Section 383, respectively of the Internal Revenue Code of 1986, as amended, and similar provisions under state law. Under those sections of the Internal Revenue Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes, such as research and development tax credits, to offset its post-change income or tax liability may be limited. In general, an “ownership change” will occur if there is a cumulative change in ownership by “5-percent shareholders” that exceeds 50 percentage points over a rolling three-year period. The Company has not yet undertaken an analysis of whether the Merger constitutes an “ownership change” for purposes of Internal Revenue Code Section 382 and Section 383. The Company may experience ownership changes in the future as a result of subsequent shifts in its stock ownership.

As of December 31, 2022, the Company had $16,350, $3,125, $18,631, $232 and $84 of Luxembourg, Singapore, Canada, United Kingdom and Australia foreign net operating losses available to reduce future taxable income, which will begin to expire in 2035 for Luxembourg and in 2029 for Canada, while Singapore, United Kingdom and Australia have indefinite carry forward periods. As of December 31, 2021, the Company had $12,063, $2,685, $16,793 and $188 of Luxembourg, Singapore, Canada and United Kingdom foreign net operating losses available to reduce future taxable income.

Unrecognized Tax Benefits

The Company does not have any significant uncertain tax positions.

Spire Global, Inc.

Notes to Consolidated Financial Statements

December 31, 2022 and 2021

(In thousands, except shares and per share data, unless otherwise noted)

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties, if any, in general and administrative expense on the accompanying consolidated statements of operations.

The Company is subject to taxation in the United States, Canada, Luxembourg, Singapore and the United Kingdom. The Company has not been audited by the Internal Revenue Service or any state or foreign tax authority. The Company is subject to audit by the Internal Revenue Service for income tax returns filed since inception due to net operating loss carryforwards. The Company is subject to audit in Singapore and the United Kingdom from tax years 2018 and 2019, respectively, and in Luxembourg from tax year 2020 and in Australia from tax year 2018.

15.
Net Loss per Share

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders:

	Year Ended December 31,
	2022	2021
Numerator:
Net loss	$(89,411)	$(38,090)
Denominator:
Weighted-average shares used in computing basic and diluted net loss per share	139,879,423	62,137,434
Basic and diluted net loss per share	$(0.64)	$(0.61)

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

The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share for the years ended December 31, 2022 and 2021 because including them would have had an anti-dilutive effect:

	Year Ended December 31,
	2022	2021
Stock options and 2021 ESPP to purchase Class A common stock	19,271,986	21,263,847
Public and Private Warrants	1,543,493	18,099,992
RSUs	12,380,245	783,902
Credit Agreement Warrants	3,694,880	—
	36,890,604	40,147,741

16. Subsequent Events

On December 19, 2022, the Company exercised its right to acquire and retire all remaining outstanding Public Warrants in exchange for shares of Class A common stock in accordance with the terms of the Warrant Amendment. The remaining 1,543,493 of Public Warrants were exchanged on January 4, 2023 for 277,828 shares of the Company's Class A common stock. Following the exchange, none of the Public Warrants or Private Warrants remain outstanding.

The Company has a $120,000 term loan with Blue Torch which was available and drawn at closing, of which $19,735 was placed in an escrow account by Blue Torch with such amount to be released upon the Company achieving certain metrics related to annualized recurring revenue and a total annualized recurring revenue leverage ratio. Subsequent to December 31, 2022, these metrics were achieved and the $19,735 was released from the escrow account and delivered to the Company in February 2023.

On March 10, 2023, Silicon Valley Bank (“SVB”) was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (“FDIC”) as receiver. On March 13, 2023, the FDIC announced that it had transferred all deposits – both insured and uninsured – and substantially all assets of the former SVB to a newly created, full-service FDIC-operated “bridge bank” called Silicon Valley Bank, N.A. As of the close of business on March 14, 2023, the Company had approximately $31.2 million in cash and cash equivalents at Silicon Valley Bank, N.A., of which approximately $30.8 million was invested in BlackRock money market mutual funds. The Company is in the process of transferring substantially all of its cash and cash equivalents out of Silicon Valley Bank, N.A.

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

We performed an evaluation under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule(s) 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2022. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2022 because of the material weaknesses in internal control over financial reporting described below.

Notwithstanding the material weaknesses described in Management's Report on Internal Control over Financial Reporting, our management has concluded that our consolidated financial statements for the periods covered by and included in this Annual Report are prepared in accordance with accounting principles generally accepted in the United States ("GAAP") and fairly present, in all material respects, our financial position, results of operations and cash flows for each of the periods presented herein.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external reporting purposes in accordance with GAAP.

Our management conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, our management concluded that, as of December 31, 2022, our internal control over financial reporting was not effective because of the material weaknesses described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses were identified:

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

Remediation Efforts on Material Weaknesses in Internal Control over Financial Reporting

In response to the material weaknesses identified, we have implemented several changes to our internal control over financial reporting and will continue performing remedial actions in 2023, as described below.

The remediation and ultimate resolution of each of the material weaknesses will be reviewed with the Audit Committee of the Company’s Board of Directors.

We have made progress to address the material weaknesses related to the control environment, as described below:

Key Professionals

Over the course of 2022, we identified and hired a number of professionals with appropriate levels of internal controls and accounting knowledge to improve the overall domestic and international financial accounting and reporting departments. In the fourth quarter of 2022, we hired two senior accountants and a senior financial systems manager. These recent hires are in addition to the chief accounting officer, director of accounting and Americas controller, director of technical accounting, accounting manager, and staff accountant hired earlier in 2022. In addition, we engaged with external consultants to provide technical accounting and financial systems services. The Company continues to monitor personnel requirements and expertise needed to have an effective control environment, including providing necessary ongoing training to its finance and accounting personnel.

Risk Assessment

We engaged a third-party consulting firm to assist in designing and implementing a risk assessment process to identify and evaluate changes in the Company’s business and the impact on its internal controls. We conducted a financial risk assessment to identify key business processes and establish internal materiality thresholds. We performed walkthroughs of all key processes, identified key controls, and developed narratives describing risk points, processes, and corresponding controls. A Risk and Control Matrix (RCM) has been created that will serve as the basis for a testing program planned for 2023.

We engaged a third-party consulting firm to complete an initial Enterprise Risk Assessment. With the assistance of the consulting firm, we identified key risks for technology-based organizations and interviewed management team members and the Chair of the Audit Committee to discuss key risk areas. We reviewed responses received, compiled a list of identified risks, and developed heat maps to depict the likelihood, impact, and preparedness of the Company to respond to the identified risks. Action and testing plans are being developed to address the risks, and results will be reviewed with management.

Segregation of Duties

We designed and implemented controls over the segregation of duties related to journal entries and account reconciliations. During the fourth quarter of 2022, we implemented automated controls, which replaced previously manual detective controls, designed to prevent the ability for the same person to create and post journal entries in our general ledger system. As a result of hiring key accounting personnel, we segregated the preparation and review of account reconciliations. During the year ended December 31, 2022, the Company completed its initial assessment on Segregation of Duties with assistance from a third-party and began its analysis across all processes and locations, including establishing appropriate authorities and responsibilities.

Non-routine, Unusual or Complex Transactions

Over the course of 2022, we hired key accounting personnel and engaged with third-party technical accounting experts to improve our controls related to the identification of and proper application of GAAP accounting for non-routine, unusual, or complex transactions. Since the Merger that occurred in August 2021, warrant instruments have been accounted for in accordance with the Company’s accounting policies based on GAAP. During the fourth quarter of 2022, Management trained the accounting team and designed new controls to timely identify and account for the fair value of the contingent earnout liability, and hired a third-party technical accounting firm to assist with the proper application of GAAP for non-routine, unusual, or complex transactions, including any business combinations that may arise in the future.

IT General Controls

Management designed and maintained testing and approval controls for program development to ensure that the software is aligned with business and IT requirements. This includes final approval and testing of the software prior to migration to production. Over the course of 2022, the Company designed and implemented certain IT general controls, including controls over user access rights and privileges and change management.

While the above actions and planned actions are subject to ongoing management evaluation and will require validation and testing of the design and operating effectiveness of internal controls over a sustained period, we are committed to continuous improvement and will continue to diligently review our internal control over financial reporting. The material weaknesses will not be considered remediated until management completes the design and implementation of the measures described above, until the controls operate for a sufficient period of time, and until management has concluded, through testing, that the controls are effective.

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

Changes in Internal Control over Financial Reporting

There have been no changes (other than those described above) in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item, including information about our Directors, Executive Officers and Audit Committee and Code of Business Conduct and Ethics, is incorporated by reference to the definitive Proxy Statement for our 2023 Annual Meeting of Stockholders, which will be filed with the SEC, no later than 120 days after December 31, 2022.

Item 11. Executive Compensation

The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2023 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2022.

Item 12. Security Ownership of Certain Beneficial Owners and Management, and Related Stockholder Matters

The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2023 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2022.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2023 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2022.

Item 14. Principal Accounting Fees and Services

The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2023 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2022.

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
2.1

Business Combination Agreement, dated as of February 28, 2021, by and among the registrant, NavSight Merger Sub Inc., Spire Global Subsidiary, Inc., Peter Platzer, Theresa Condor, Joel Spark, and Jeroen Cappaert

		S-4/A	333-256112	Annex A	July 16, 2021
2.2	Arrangement Agreement and Plan of Arrangement, dated as of September 13, 2021, by and among the registrant, exactEarth Ltd. And Spire Global Canada Acquisition Corp., as amended October 15, 2021	10-Q	001-39493	2.1	November 10, 2021
3.1	Certificate of Incorporation of Spire Global, Inc.	S-1	333-259733	3.1	September 23, 2021
3.2	Bylaws of Spire Global, Inc.	S-1	333-259733	3.2	September 23, 2021
4.1	Specimen Class A Common Stock Share Certificate	8-K	001-39493	4.1	August 20, 2021
4.2	Form of Blue Torch Warrant to Purchase Common Stock of Spire Global, Inc., dated as of June 13, 2022.	8-K	001-39493	4.1	June 14, 2022
4.3	Form of GPO Warrant to Purchase Common Stock of Spire Global, Inc., dated as of June 13, 2022.	8-K	001-39493	4.2	June 14, 2022
4.4	Description of Securities.
10.1	Financing Agreement dated as of June 13, 2022, among Spire Global, Inc., Spire Global Subsidiary, Inc., Austin Satellite Design, LLC, Blue Torch Finance LLC and the lenders party thereto.	8-K	001-39493	10.1	June 14, 2022
10.2	Security Agreement dated as of June 13, 2022, among Spire Global, Inc., Spire Global Subsidiary, Inc., Austin Satellite Design, LLC and Blue Torch Finance LLC.	8-K	001-39493	10.2	June 14, 2022
10.3	Equity Distribution Agreement, dated September 14, 2022, by and between Spire Global, Inc. and Canaccord Genuity LLC.	8-K	001-39493	10.1	September 14, 2022
10.4	Amendment to the Warrant Agreement, dated December 19, 2022, by and between Company and American Stock Transfer & Trust Company.	8-K	001-39493	10.1	December 19, 2022
10.5

Investor Rights Agreement, dated as of February 28, 2021, by and among the registrant, Six4 Holdings, LLC, Gilman Louie, Henry Crumpton, Jack Pearlstein, Robert Coleman, William Crowell, Peter Platzer, Theresa Condor, William Porteous and Stephen Messer.

		S-4/A	333-256112	Annex I	July 16, 2021
10.6+	Spire Global, Inc. 2021 Equity Incentive Plan and forms of agreement thereunder.	S-1	333-259733	10.3	September 23, 2021
10.7+	Spire Global, Inc. 2021 Employee Stock Purchase Plan.	S-1	333-259733	10.4	September 23, 2021
10.8+	Outside Director Compensation Policy of Spire Global, Inc., as amended November 9, 2021, and election forms thereunder.	10-Q	001-39493	10.6	November 10, 2021
10.9	Loan and Security Agreement by and among Spire, certain lenders party thereto, FP Credit Partners, L. P., as agent for the lenders, and certain of Spire’s subsidiaries as guarantors, dated as of April 15, 2021, with Amendment No. 1 dated as of May 17, 2021 and Amendment No. 2 dated as of August 5, 2021.	S-1	333-259733	10.17	September 23, 2021
10.10+	Long Term Employment Contract, dated as of January 1, 2022, by and between Spire Global Luxembourg Sàrl and Peter Platzer.	10-K	001-39493	10.6	March 30.2022
10.11+	Expatriation Letter, dated as of December 12, 2017, by and between Spire Global, Inc. and Peter Platzer.	S-4/A	333-256112	10.10	July 16, 2021
10.12+	Tax Equalization Policy, dated as of December 12, 2017, by and between Spire Global, Inc. and Peter Platzer.	S-4/A	333-256112	10.11	July 16, 2021
10.13+	Form of Offer Letter by and between Spire Global, Inc. and each of Tom Krywe and Boyd Johnson.	S-4/A	333-256112	10.12	July 16, 2021
10.14+	Offer Letter, dated as of July 19, 2017, by and between Spire Global, Inc. and Keith Johnson.	S-4/A	333-256112	10.13	July 16, 2021
10.15+	Long Term Employment Contract, dated as of January 1, 2018, by and between Spire Global Luxembourg Sàrl and Theresa Condor.	S-4/A	333-256112	10.15	July 16, 2021
10.16+	Form of Spire Global, Inc. 2022 Commission Plan.
10.17+	Form of Spire Global, Inc. 2022 Salary Adjustment and Annual Performance Bonus.
10.18+	Form of Change in Control and Severance Agreement of Spire Global, Inc.	S-4/A	333-256112	10.18	July 16, 2021
10.19	Contribution Agreement by and between Her Majesty the Queen in Right of Canada and exactEarth Ltd. dated as of October 18, 2018, with Amendment No. 1 dated as of November 22, 2021.	10-K	001-39493	10.15	March 30, 2022
21.1	Subsidiaries of Registrant.
23.1	Consent of PricewaterhouseCoopers LLP.
24.1	Power of Attorney (included on signature page).
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101

The following financial statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Consolidated Statements of Changes in Stockholders’ Equity (Deficit), (v) Consolidated Statements of Cash Flows, and (vi) Notes to consolidated financial statements.

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

Spire Global, Inc.

Date: March 15, 2023	By:	/s/ Peter Platzer
Peter Platzer
Chief Executive Officer and Director (Principal Executive Officer)

Date: March 15, 2023	By:	/s/ Thomas Krywe
Thomas Krywe
Chief Financial Officer
(Principal Financial and Accounting Officer)

POWER OF ATTORNEY AND SIGNATURES

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Thomas Krywe and Boyd Johnson, and each of them, as his or her true and lawful attorney-in-fact and agent with full power of substitution and resubstitution, for such individual in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully for all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or the individual’s substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Peter Platzer	Chief Executive Officer and Director (Principal Executive Officer)	March 15, 2023
Peter Platzer

/s/ Thomas Krywe	Chief Financial Officer (Principal Financial and Accounting Officer)	March 15, 2023
Thomas Krywe

/s/ Theresa Condor	Chief Operating Officer and Director	March 15, 2023
Theresa Condor

/s/ Joan Amble	Director	March 15, 2023
Joan Amble

/s/ Dirk Hoke	Director	March 15, 2023
Dirk Hoke

/s/ Stephen Messer	Director	March 15, 2023
Stephen Messer

/s/ Jack Pearlstein	Director	March 15, 2023
Jack Pearlstein

/s/ William Porteous	Director	March 15, 2023
William Porteous