Form 10-Q
period 2023-03-31
Spire Global, Inc.
filed 2023-05-10
CIK 1816017

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

The registrant had outstanding 146,063,378 shares of Class A common stock and 12,058,614 shares of Class B common stock as of May 1, 2023.

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

We caution you that the foregoing list may not contain all of the forward-looking statements made in this Quarterly Report on Form 10-Q. You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations, and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors, including those described in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2022 and in Part II, Item 1A “Risk Factors” of this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. We cannot assure you that the results, events, and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.

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

PART I—FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

Spire Global, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	March 31,	December 31,
	2023	2022
Assets
Current assets
Cash and cash equivalents	$46,952	$47,196
Marketable securities	25,660	23,084
Accounts receivable, net (including allowance of $944 and $395 as of March 31, 2023 and December 31, 2022, respectively)	13,855	13,864
Contract assets	4,213	3,353
Other current assets	8,949	9,279
Total current assets	99,629	96,776
Property and equipment, net	58,147	53,752
Operating lease right-of-use assets	12,549	11,687
Goodwill	50,039	49,954
Customer relationships	20,373	20,814
Other intangible assets	13,590	13,967
Other long-term assets, including restricted cash	9,175	9,562
Total assets	$263,502	$256,512
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$6,517	$4,800
Accrued wages and benefits	4,861	4,502
Contract liabilities, current portion	17,444	15,856
Other accrued expenses	7,596	8,210
Total current liabilities	36,418	33,368
Long-term debt	119,035	98,475
Contingent earnout liability	273	349
Deferred income tax liabilities	794	771
Warrant liability	1,066	1,831
Operating lease liabilities, net of current portion	11,523	10,815
Other long-term liabilities	556	780
Total liabilities	169,665	146,389
Commitments and contingencies (Note 9)
Stockholders’ equity
Common stock, $0.0001 par value, 1,000,000,000 Class A and 15,000,000 Class B shares authorized, 146,046,442 Class A and 12,058,614 Class B shares issued and outstanding at March 31, 2023; 143,679,385 Class A and 12,058,614 Class B shares issued and outstanding at December 31, 2022	16	16
Additional paid-in capital	458,683	455,751
Accumulated other comprehensive loss	(8,542)	(6,997)
Accumulated deficit	(356,320)	(338,647)
Total stockholders’ equity	93,837	110,123
Total liabilities and stockholders’ equity	$263,502	$256,512

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Spire Global, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Revenue	$24,168	$18,070
Cost of revenue	10,360	9,846
Gross profit	13,808	8,224
Operating expenses:
Research and development	9,663	8,657
Sales and marketing	6,850	6,905
General and administrative	11,770	12,684
Total operating expenses	28,283	28,246
Loss from operations	(14,475)	(20,022)
Other income (expense):
Interest income	565	14
Interest expense	(4,578)	(3,043)
Change in fair value of contingent earnout liability	76	6,883
Change in fair value of warrant liabilities	746	5,835
Foreign exchange	1,024	(935)
Other expense, net	(762)	(234)
Total other (expense) income, net	(2,929)	8,520
Loss before income taxes	(17,404)	(11,502)
Income tax provision	269	290
Net loss	$(17,673)	$(11,792)
Basic and diluted net loss per share	$(0.12)	$(0.08)
Weighted-average shares used in computing basic and diluted net loss per share	144,770,908	139,274,538

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Spire Global, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Net loss	$(17,673)	$(11,792)
Other comprehensive (loss) gain:
Foreign currency translation adjustments	(1,589)	1,859
Net unrealized gain on investments (net of tax)	44	—
Comprehensive loss	$(19,218)	$(9,933)

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Spire Global, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(In thousands, except share amounts)

(Unaudited)

	Common Stock		Additional Paid	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	(Loss) Income	Deficit	Equity
Balance, December 31, 2022	155,737,999	$16	$455,751	$(6,997)	$(338,647)	$110,123
Release of Restricted Stock Units	2,089,229	—	—	—	—	—
Stock compensation expense	—	—	2,646	—	—	2,646
Conversion of warrants to common stock	277,828	—	286	—	—	286
Net loss	—	—		—	(17,673)	(17,673)
Foreign currency translation adjustments	—	—	—	(1,589)	—	(1,589)
Net unrealized gain on investments (net of tax)	—	—	—	44	—	44
Balance, March 31, 2023	158,105,056	$16	$458,683	$(8,542)	$(356,320)	$93,837

	Common Stock		Additional Paid	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity
Balance, December 31, 2021	151,154,614	$15	$438,696	$732	$(249,236)	$190,207
Exercise of stock options	492,064	—	638	—	—	638
Release of Restricted Stock Units	4,014	—	—	—	—	—
Stock compensation expense	—	—	2,289	—	—	2,289
Net loss	—	—	—	—	(11,792)	(11,792)
Foreign currency translation adjustments	—	—	—	1,859	—	1,859
Balance, March 31, 2022	151,650,692	$15	$441,623	$2,591	$(261,028)	$183,201

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Spire Global, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities
Net loss	$(17,673)	$(11,792)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,916	4,834
Stock-based compensation	2,646	2,289
Amortization of operating lease right-of-use assets	224	573
Amortization of debt issuance costs	554	1,413
Change in fair value of warrant liability	(746)	(5,835)
Change in fair value of contingent earnout liability	(76)	(6,883)
Deferred income tax liabilities	6	—
Other, net	(110)	—
Changes in operating assets and liabilities:
Accounts receivable, net	97	2,215
Contract assets	(855)	(1,531)
Other current assets	117	1,409
Other long-term assets	410	469
Accounts payable	(604)	(828)
Accrued wages and benefits	323	(1,051)
Contract liabilities	1,259	(962)
Other accrued expenses	(548)	1,077
Operating lease liabilities	(230)	(342)
Other long-term liabilities	—	(46)
Net cash used in operating activities	(11,290)	(14,991)
Cash flows from investing activities
Purchases of short-term investments	(13,908)	—
Maturities of short-term investments	11,600	—
Purchase of property and equipment	(4,649)	(4,243)
Investment in intangible assets	—	(19)
Net cash used in investing activities	(6,957)	(4,262)
Cash flows from financing activities
Proceeds from long-term debt	19,886	95
Proceeds from exercise of stock options	—	638
Net cash provided by financing activities	19,886	733
Effect of foreign currency translation on cash, cash equivalents and restricted cash	(1,846)	850
Net decrease in cash, cash equivalents and restricted cash	(207)	(17,670)
Cash, cash equivalents and restricted cash
Beginning balance	47,569	109,645
Ending balance	$47,362	$91,975
Supplemental disclosure of cash flow information
Cash paid for interest	$3,827	$1,627
Income taxes paid	$451	$—
Noncash investing and financing activities
Property and equipment purchased but not yet paid	$2,299	$2,250
Right-of-use assets obtained in exchange for lease liabilities	$1,007	$—
Issuance of stock warrants with long-term debt (Note 8)	$286	$—

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

The Company is headquartered in Vienna, Virginia and has several wholly owned operating subsidiaries in the United States, United Kingdom, Luxembourg, Singapore, Australia and Canada.

On August 16, 2021, Spire Global Subsidiary, Inc. (formerly known as Spire Global, Inc.) (“Legacy Spire”) closed its previously announced merger with NavSight Holdings, Inc. (“NavSight”), a special purpose acquisition company, pursuant to the terms of the Business Combination Agreement, dated as of February 28, 2021, by and among Spire, NavSight, NavSight Merger Sub, Inc., a wholly owned subsidiary of NavSight (“NavSight Merger Sub”), and Peter Platzer, Theresa Condor, Jeroen Cappaert, and Joel Spark (collectively, the “Legacy Spire Founders,” and such agreement, the “Merger Agreement”). As a result, NavSight Merger Sub merged with and into Legacy Spire, the separate corporate existence of NavSight Merger Sub ceased, and Legacy Spire continued as the surviving corporation and a wholly owned subsidiary of NavSight (the “Merger,” and such consummation, the “Closing”). NavSight then changed its name to Spire Global, Inc. (together with its consolidated subsidiary, “New Spire” or “Spire”) and Legacy Spire changed its name to Spire Global Subsidiary, Inc.

On September 14, 2022, the Company entered into an Equity Distribution Agreement (the “Equity Distribution Agreement”) with Canaccord Genuity LLC, as sales agent (the “Agent”). In accordance with the terms of the Equity Distribution Agreement, the Company may offer and sell its Class A common stock, having an aggregate offering price of up to $85,000 from time to time through the Agent pursuant to a registration statement on Form S-3, which became effective on September 26, 2022. There had been no sales under the Equity Distribution Agreement as of March 31, 2023.

On March 24, 2023, the Company, was notified by the New York Stock Exchange (“NYSE”) that the Company is not in compliance with Rule 802.01C of the NYSE’s Listed Company Manual (“Rule 802.01C”) relating to the minimum average closing price of the Company’s Class A common stock, par value of $0.0001 per share, required over a consecutive 30 trading-day period. The notice does not result in the immediate delisting of the Company’s Class A common stock from the NYSE.

The Company is considering available alternatives, including, but not limited to, a reverse stock split, subject to stockholder approval at the Company’s 2023 annual meeting of stockholders, to regain compliance.

2.
Summary of Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements and accompanying notes are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and regulations of the U.S. Securities and Exchange Commission (the "SEC") for interim financial reporting.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to rules and regulations applicable to interim financial reporting. The unaudited condensed consolidated financial statements were prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, contain all adjustments, consisting of normal recurring adjustments necessary for a fair statement of its financial position, results of operations and cash flows for the periods indicated. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included within the Company's Annual Report on Form 10-K for the year ended December 31, 2022.

The information as of December 31, 2022 included on the condensed consolidated balance sheets was derived from the Company’s audited consolidated financial statements. All intercompany accounts and transactions have been eliminated in consolidation.

Results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2023.

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

The Company has a history of operating losses and negative cash flows from operations since inception. During the three months ended March 31, 2023, net loss was $17,673 and cash used in operations was $11,290. The Company held cash and cash equivalents of $46,952, excluding restricted cash of $410, and investment in short-term marketable securities of $25,660 as of March 31, 2023. The Company believes that it will have sufficient working capital to operate for a period of at least one year from the issuance of the March 31, 2023 condensed consolidated financial statements based on the Company's current cash and cash equivalents balance, which includes the borrowings under the Blue Torch Financing Agreement (as defined in Note 6).

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

Macroeconomic and Geopolitical Impact

Over the past two years, the Company has been impacted by the macroeconomic environment, such as fluctuations in foreign currencies, the COVID-19 pandemic, increasing interest rates and the Russian invasion of Ukraine.

A stronger U.S. dollar relative to the Company's foreign subsidiaries' local functional currencies for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022 impacted the Company’s revenue, since approximately one-third of the Company’s sales are transacted in foreign currencies, though it positively impacted the Company’s expenses, since a majority of the Company’s employees reside in countries outside of the United States.

The macroeconomic environment has caused existing or potential customers to re-evaluate their decision to purchase the Company's offerings, at times resulting in additional customer discounts, extended payment terms, longer sales cycles, and a few contract cancellations.

Increasing interest rates in the three months ended March 31, 2023 resulted in higher interest expenses, as the Company’s credit facility is based on a floating interest rate. The Russian invasion of Ukraine and the continued conflict created additional global sanctions, which at times caused scheduling shifts or launch cancellations by third-party satellite launch providers, which has delayed revenue recognition of certain sales contracts.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities at the dates of the condensed consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Management’s significant estimates include assumptions in revenue recognition, allowance for credit losses, valuation of certain assets and liabilities acquired from the acquisition of exactEarth in November 2021 (the “Acquisition”), realizability of deferred income tax assets, and fair value of equity awards, contingent earnout liabilities and warrant liabilities. Actual results could differ from those estimates. Management assessed the impact of COVID-19 on the estimates and assumptions and determined there was no material impact in the reporting periods.

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

The Company invests in highly rated securities, with the primary objective of minimizing the potential risk of principal loss. The Company’s investment policy generally requires securities to be investment grade and limits the amount of credit exposure to any one issuer. The Company’s investments in marketable debt securities have been classified and accounted for as available-for-sale. The Company classifies its marketable debt securities as either short-term or long-term based on each instrument’s underlying contractual maturity date. Unrealized gains and losses on marketable debt securities classified as available-for-sale are recognized in Accumulated other comprehensive loss. Interest on securities classified as available-for-sale is included in Interest income on the condensed consolidated statements of operations.

The following table shows components of cash, cash equivalents and restricted cash reported on the condensed consolidated balance sheets as of the dates indicated:

	March 31,	December 31,
	2023	2022
Cash and cash equivalents	$46,952	$47,196
Restricted cash included in Other long-term assets	410	373
	$47,362	$47,569

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

The Company has a concentration of contractual revenue arrangements with various government agencies. The Company had the following customers whose revenue and accounts receivable balances individually represented 10% or more of the Company’s total revenue and/or accounts receivable:

	Three Months Ended March 31,		March 31, 2023	December 31,
	2023	2022	2023	2022
	Revenue	Revenue	Accounts Receivable	Accounts Receivable
Customer A	11%	13%	17%	16%
Customer B	29%	17%	*	*
Customer C	*	*	16%	*

* Revenue and/or accounts receivable from these customers were less than 10% of total revenue and/or accounts receivable during this period or at this date, as applicable.

Related Parties

In November 2021, in conjunction with the Acquisition, Myriota Pty Ltd ("Myriota"), a Spire customer, became a related party, as exactEarth has 14% ownership of Myriota. As of March 31, 2023, $2,987 of investment in Myriota is included in Other long-term assets, including restricted cash on the condensed consolidated balance sheets. The Company accounts for this investment using the equity method of accounting. The Company's share of earnings or losses on the investment is recorded on a month lag, due to the timing of receiving financial statements from Myriota, as a component of other expense, net in the condensed consolidated statements of operations. The Company generated $203 and $527 in revenue for the three months ended March 31, 2023 and 2022, respectively, and had no outstanding accounts receivable as of March 31, 2023 and $170 of accounts receivable as of December 31, 2022, from Myriota.

Accounting Pronouncements Recently Adopted

In October 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2021-08, Business Combinations (Topic 805), Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, to improve the accounting for acquired revenue contracts with customers in a business combination by addressing diversity in practice and inconsistency related to recognition of an acquired contract liability and payment terms and their effect on subsequent revenue recognized by the acquirer. The guidance is effective for annual reporting periods beginning after December 15, 2022, including interim periods within that reporting period and should be applied prospectively to business combinations occurring on or after the effective date of the amendments. The adoption of ASU 2021-08 as of January 1, 2023 did not impact the Company's condensed consolidated financial statements.

Spire Global, Inc.

Notes to Condensed Consolidated Financial Statements

(In thousands, except shares and per share data, unless otherwise noted)

(Unaudited)

In September 2022, the FASB issued ASU 2022-04, Liabilities - Supplier Finance Programs (Subtopic 405-50), guidance on modifying the disclosure requirements to enhance the transparency of supplier finance programs including disclosure of the key terms of the program, the amount outstanding that remains unpaid by the buyer as of the end of the annual period, a description of where those obligations are presented in the balance sheet, and a roll forward of those obligations during the annual period. The amendments in this update are effective for financial statements issued for annual periods beginning after December 15, 2022. The adoption of ASU 2022-04 as of January 1, 2023 did not impact the Company's condensed consolidated financial statements.

Accounting Pronouncements Not Yet Adopted

In March 2023, the FASB issued ASU 2023-01, Leases – Common Control Arrangements (Topic 842), to improve the accounting for amortizing leasehold improvements associated with arrangements between entities under common control. The amendment requires that leasehold improvements be amortized by the lessee over the useful life of the leasehold improvements to the common control group (regardless of the lease term) as long as the lessee controls the use of the underlying asset through a lease. Additionally, leasehold improvements should be accounted for as a transfer between entities under common control through an adjustment to equity when the lessee no longer controls the use of the underlying asset. The amendments in this update are effective for financial statements issued for annual periods beginning after December 15, 2023, with early adoption permitted. The Company does not expect this ASU to have a material impact on its consolidated financial statements.

3.
Revenue, Contract Assets, Contract Liabilities and Remaining Performance Obligations

Disaggregation of Revenue

Revenue from subscription-based contracts was $18,812, or 78% of total revenue, for the three months ended March 31, 2023 and was $12,336, or 68% of total revenue, for the three months ended March 31, 2022. Revenue from non-subscription-based contracts was $5,356, or 22% of total revenue, for the three months ended March 31, 2023 and was $5,735, or 32% of total revenue, for the three months ended March 31, 2022.

The following revenue disaggregated by geography was recognized:

	Three Months Ended March 31, 2023		Three Months Ended March 31, 2022
EMEA(1)	$8,703	36%	$7,935	44%
Americas (2)	12,807	53%	7,614	42%
Asia Pacific	2,658	11%	2,521	14%
Total	$24,168	100%	$18,070	100%

(1)
The United Kingdom represented 14% and 16% for the three months ended March 31, 2023 and 2022, respectively.
(2)
U.S. represented 50% and 33% for the three months ended March 31, 2023 and 2022, respectively.

Contract Assets

As of March 31, 2023, and December 31, 2022, contract assets were $4,213 and $3,353, respectively, on the condensed consolidated balance sheets.

Changes in contract assets for the three months ended March 31, 2023 and 2022 were as follows:

	Three Months Ended March 31,
	2023	2022
Balance as of December 31	$3,353	$2,084
Contract assets recorded during the period	3,306	3,122
Reclassified to accounts receivable	(2,451)	(1,557)
Other	5	(19)
Balance as of March 31	$4,213	$3,630

Spire Global, Inc.

Notes to Condensed Consolidated Financial Statements

(In thousands, except shares and per share data, unless otherwise noted)

(Unaudited)

Contract Liabilities

As of March 31, 2023, contract liabilities were $17,991, of which $17,444 is reported in contract liabilities, current portion, and $547 is reported in other long-term liabilities on the Company’s condensed consolidated balance sheets. As of December 31, 2022, contract liabilities were $16,628, of which $15,856 is reported in contract liabilities, current portion, and $772 is reported in other long-term liabilities on the Company’s condensed consolidated balance sheets.

Changes in contract liabilities for the three months ended March 31, 2023 and 2022 were as follows:

	Three Months Ended March 31,
	2023	2022
Balance as of December 31	$16,628	$9,255
Contract liabilities recorded during the period	7,978	3,563
Revenue recognized during the period	(6,719)	(4,514)
Other	104	(68)
Balance as of March 31	$17,991	$8,236

Remaining Performance Obligations

The Company has performance obligations associated with commitments in customer contracts for future services that have not yet been recognized as revenue. These commitments for future services exclude (i) contracts with an original term of one year or less, and (ii) cancellable contracts. As of March 31, 2023, the amount not yet recognized as revenue from these commitments was $164,465. The Company expects to recognize 35% of these future commitments over the next 12 months and the remaining 65% thereafter as revenue when the performance obligations are met.

4.
Balance Sheet Components

Other current assets consisted of the following:

	March 31, 2023	December 31,
	2023	2022
Technology and other prepaid contracts	$4,905	$4,695
Prepaid insurance	1,742	2,594
Deferred contract costs	435	439
Other receivables	1,411	1,123
Other current assets	456	428
	$8,949	$9,279

Property and equipment, net consisted of the following:

	March 31,	December 31,
	2023	2022
Satellites in-service	$51,207	$49,889
Internally developed software	2,127	2,119
Ground stations in-service	3,370	3,369
Leasehold improvements	4,315	4,175
Machinery and equipment	3,987	3,585
Computer equipment	2,032	1,985
Computer software and website development	99	99
Furniture and fixtures	1,214	1,156
	68,351	66,377
Less: Accumulated depreciation and amortization	(32,309)	(32,974)
	36,042	33,403
Satellite, launch and ground station work in progress	19,088	15,364
Finished satellites not in-service	3,017	4,985
Property and equipment, net	$58,147	$53,752

Spire Global, Inc.

Notes to Condensed Consolidated Financial Statements

(In thousands, except shares and per share data, unless otherwise noted)

(Unaudited)

Depreciation and amortization expense related to property and equipment for the three months ended March 31, 2023 and 2022 was $3,037 and $4,834, respectively.

Other accrued expenses consisted of the following:

	March 31, 2023	December 31,
	2023	2022
Professional services	$915	$1,198
Operating lease liabilities, current	2,504	2,333
Third-party operating costs	990	1,541
Corporate and sales tax	770	542
Accrued interest	847	765
Software	480	580
Other	1,090	1,251
	$7,596	$8,210

5.
Goodwill and Intangible Assets

The following table summarizes changes in goodwill balance:

Balance at December 31, 2022	$49,954
Impact of foreign currency translation	85
Balance at March 31, 2023	$50,039

Intangible assets consisted of the following:

	March 31,	December 31,
	2023	2022
Customer relationships	$22,916	$22,877
Developed technology	13,023	13,001
Trade names	2,207	2,204
Backlog	3,049	3,043
Patents	419	419
FCC licenses	480	480
	42,094	42,024
Less: Accumulated amortization	(8,131)	(7,243)
	$33,963	$34,781

As of March 31, 2023, the weighted-average amortization period for customer relationships and developed technology was 10.7 years, trade names was 3.7 years, and patents and FCC licenses was 6.9 years. Amortization expense related to intangible assets for the three months ended March 31, 2023 and 2022 was $878 and $1,748, respectively.

No impairment charges were recognized for the three months ended March 31, 2023 and 2022. The patents asset balance as of each of March 31, 2023 and December 31, 2022 included $57 of capitalized patent costs that will begin amortization upon the issuance of an official patent right to the Company.

As of March 31, 2023, the expected future amortization expense of intangible assets is as follows:

Years ending December 31,
Remainder of 2023	$2,640
2024	3,496
2025	3,487
2026	3,441
2027	3,028
Thereafter	17,814
33,906
Capitalized patent costs, unissued	57
$33,963

Spire Global, Inc.

Notes to Condensed Consolidated Financial Statements

(In thousands, except shares and per share data, unless otherwise noted)

(Unaudited)

6.
Long-Term Debt

Long-term debt consisted of the following:

	March 31,	December 31,
	2023	2022
Blue Torch term loan	$120,359	$100,511
Other	5,016	4,857
Total long-term debt	125,375	105,368
Less: Debt issuance costs	(6,340)	(6,893)
Non-current portion of long-term debt	$119,035	$98,475

The Company recorded interest expense from long-term debt of $4,008 and $1,627 and amortization of deferred issuance costs of $554 and $1,413 for the three months ended March 31, 2023 and 2022, respectively.

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

The Blue Torch Credit Facility is scheduled to mature on June 13, 2026. Subject to certain exceptions, prepayments of principal under the Blue Torch Credit Facility will be subject to early termination fees in the amount of 3.0%, 2.0% and 1.0% of the principal prepaid if prepayment occurs within the first, second and third years following the closing date, respectively, plus if prepayment occurs on or prior to the first anniversary of the closing date, a make-whole amount equal to the amount of interest that would have otherwise been payable through the maturity date of the Blue Torch Credit Facility.

The $120,000 term loan was available and drawn at closing, of which $19,735 was placed in an escrow account by Blue Torch with such amount to be released upon the Company achieving certain metrics related to annualized recurring revenue and a total annualized recurring revenue leverage ratio. These metrics were achieved and the $19,735 was released from the escrow account and delivered to the Company in February 2023. The term loan accrues interest at a floating rate, to be based, at the Company's election, on either a reference rate or a 3-month Term Secured Overnight Financing Rate ("SOFR") (subject to a 1.0% floor), plus an interest rate margin of 7.0% for reference rate borrowings and 8.0% for 3-month Term SOFR borrowings, plus an incremental Term SOFR margin of 0.26161%. The Company elected the Term SOFR rate which was 13.37% as of March 31, 2023. Principal on the term loan is only payable at maturity and interest on the term loan is due and payable monthly for reference rate borrowings and quarterly for Term SOFR borrowings. The Company is also required to pay other customary fees and costs in connection with the Blue Torch Credit Facility, including a commitment fee in an amount equal to $2,400 on the closing date, a $250 agency fee annually and an exit fee in an amount equal to $1,800 upon termination of the Blue Torch Financing Agreement.

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

Government Loan

In November 2021, the Company completed the Acquisition and assumed an interest free loan agreement with the Strategic Innovation Fund ("SIF") which was recorded at an amount equal to the proceeds received. As of March 31, 2023 and December 31, 2022, $5,016 and $4,857, respectively, was included in long-term debt, non-current on the condensed consolidated balance sheets related to the SIF loan agreement. Under this agreement and subsequent amendment, the Company is eligible to receive funding for certain expenditures incurred from February 13, 2018 to May 12, 2023 to a maximum of $5,701. Any amount outstanding under this loan is repayable in 15 annual payments beginning February 28, 2026.

7.
Leases

Lease expenses for the three months ended March 31, 2023 and 2022 were $930 and $870, respectively. Aggregate variable lease expenses and short-term lease expenses were $120 and $90 for the three months ended March 31, 2023 and 2022, respectively.

Spire Global, Inc.

Notes to Condensed Consolidated Financial Statements

(In thousands, except shares and per share data, unless otherwise noted)

(Unaudited)

The following table provides the required information regarding the Company's leases for which the Company is the lessee:

	As of March 31, 2023	As of December 31, 2022
Assets
ROU assets	$12,549	$11,687
Total ROU assets	$12,549	$11,687
Liabilities
Current	$2,504	$2,333
Non-current	11,523	10,815
Total lease liabilities	$14,027	$13,148
Weighted-average remaining lease term (years)	5.3	5.7
Weighted-average discount rate	9%	9%

The majority of the Company's right-of-use (“ROU”) assets and lease liabilities, approximately 80%, relate to office facilities leases, with the remaining amounts representing primarily ground station leases.

As of March 31, 2023, the maturity of operating leases are as follows:

Years ending December 31,
Remainder of 2023	$2,678
2024	3,566
2025	3,460
2026	3,142
2027	2,030
Thereafter	2,715
Total lease payments	17,591
Less: Interest on lease payments	(3,564)
Present value of lease liabilities	$14,027

Operating cash flows paid included in the measurement of operating lease liabilities for the three months ended March 31, 2023 and 2022 was $230 and $342, respectively, and was included in net cash used in operating activities in the condensed consolidated statements of cash flows. Amortization of ROU assets was $224 and $573 for the three months ended March 31, 2023 and 2022, respectively.

Spire Global, Inc.

Notes to Condensed Consolidated Financial Statements

(In thousands, except shares and per share data, unless otherwise noted)

(Unaudited)

8.
Fair Value Measurement

The Company follows the guidance in Accounting Standards Codification (“ASC”) 820, “Fair Value Measurement” for its liabilities that are re-measured and reported at fair value at the end of each reporting period.

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

Spire Global, Inc.

Notes to Condensed Consolidated Financial Statements

(In thousands, except shares and per share data, unless otherwise noted)

(Unaudited)

	March 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents:
Money market funds	$10,066	$—	$—	$10,066
	$10,066	$—	$—	$10,066
Marketable securities:
Corporate securities	$—	$5,195	$—	$5,195
Commercial paper	—	2,575	—	2,575
U.S. government and agency securities	—	17,890	—	17,890
	$—	$25,660	$—	$25,660

Long-term liabilities:
Credit Agreement Warrants	$—	$1,066	$—	$1,066
Contingent earnout liability	—	—	273	273
	$—	$1,066	$273	$1,339

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents:
Money market funds	$5,180	$—	$—	$5,180
Commercial paper	—	2,097	—	2,097
	$5,180	$2,097	$—	$7,277
Marketable securities:
U.S. treasury bills and bonds	$1,494	$—	$—	$1,494
Corporate securities	—	7,745	—	7,745
Commercial paper	—	2,576	—	2,576
U.S. government and agency securities	—	11,269	—	11,269
	$1,494	$21,590	$—	$23,084
Liabilities:
Current liabilities:
Public Warrants	$267	$—	$—	$267

Long-term liabilities:
Credit Agreement Warrants	$—	$1,831	$—	$1,831
Contingent earnout liability	—	—	349	349
	$—	$1,831	$349	$2,180

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

Public and Private Placement Warrants

The Company assumed 11,499,992 publicly-traded warrants (“Public Warrants”) and 6,600,000 private placement warrants issued by NavSight (“Private Warrants” and, together with the Public Warrants, the “Warrants”) upon the Merger, all of which were issued in connection with NavSight’s initial public offering and entitled the holder to purchase one share of the Company’s Class A common stock at an exercise price of $11.50 per share. The fair value of the Public Warrants was based on the quoted market price and was classified as a Level 1 financial instrument.

In November 2022, the Company announced the commencement of an exchange offer (the "Offer") and consent solicitation relating to all holders of the Warrants to receive 0.2 shares of Class A common stock in exchange for each outstanding Warrant tendered by the holder. On December 19, 2022, a total of 16,556,489 Warrants were tendered and exchanged for 3,311,286 shares of Class A common stock.

Spire Global, Inc.

Notes to Condensed Consolidated Financial Statements

(In thousands, except shares and per share data, unless otherwise noted)

(Unaudited)

Concurrently with the Offer, the Company also solicited consents from holders of the Public Warrants to amend the Warrant Agreement to permit the Company to require that each Warrant that is outstanding upon the closing of the Offer be exchanged for 0.18 shares of Class A common stock, which is a ratio 10% less than the exchange ratio applicable to the Offer (such amendment, the “Warrant Amendment”). Because consents were received from holders of more than 65% of the Company’s outstanding Public Warrants, the Warrant Amendment was approved. On December 19, 2022, the Company exercised its right to acquire and retire all remaining outstanding Public Warrants in exchange for shares of Class A common stock in accordance with the terms of the Warrant Amendment. The remaining 1,543,493 Public Warrants were exchanged on January 4, 2023 for 277,828 shares of the Company's Class A common stock. Following the exchange, none of the Warrants remain outstanding.

Credit Agreement Warrants

In connection with the Blue Torch Financing Agreement, the Company issued warrants to Blue Torch, which are exercisable for an aggregate of 3,496,205 shares of the Company’s Class A common stock with a per share exercise price of $2.01 (the “Blue Torch Warrants”). Additionally, in connection with the closing of the financing, the Company issued a warrant to Urgent Capital LLC for introducing the Company to the Lenders, which is exercisable for an aggregate of 198,675 shares of the Company's Class A common stock with a per share exercise price of $2.01 (together with the Blue Torch Warrants, the “Credit Agreement Warrants”).

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

The table below quantifies the significant inputs used for the Credit Agreement Warrants:

	March 31,	December 31,
	2023	2022
Fair value of the Company’s Class A common stock	$0.67	$0.96
Exercise price	$2.01	$2.01
Risk-free interest rate	3.48%	3.88%
Expected volatility factor	55.0%	55.0%
Expected dividend yield	—%	—%
Remaining contractual term (in years)	9.2	9.1

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

The table below quantifies the significant inputs used for the contingent earnout liability:

	March 31,	December 31,
	2023	2022
Fair value of the Company’s Class A common stock	$0.67	$0.96
Risk-free interest rate	3.77%	4.16%
Expected volatility factor	55.0%	55.0%
Earnout expiration date	August 16, 2026	August 16, 2026

The following table presents a summary of the changes in the fair value of the Company’s Level 3 financial instruments that are measured at fair value on a recurring basis:

Contingent Earnout Liability
Fair value as of December 31, 2022	349
Change in fair value of contingent earnout liability	(76)
Fair value as of March 31, 2023	$273

Spire Global, Inc.

Notes to Condensed Consolidated Financial Statements

(In thousands, except shares and per share data, unless otherwise noted)

(Unaudited)

Cash and Cash Equivalents and Marketable Securities

The following tables summarize the Company's cash, cash equivalents and available-for-sale securities by significant marketable securities category:

	March 31, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$36,886	$—	$—	$36,886
Cash equivalents:
Money market funds	10,066	—	—	10,066
	$46,952	$—	$—	$46,952
Marketable Securities:
Corporate securities	$5,194	$1	$—	$5,195
Commercial paper	2,576	—	(1)	2,575
U.S. government and agency securities	17,879	11	—	17,890
	$25,649	$12	$(1)	$25,660

	December 31, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$39,919	$—	$—	$39,919
Cash equivalents:
Money market funds	5,180	—	—	5,180
Commercial paper	2,098	—	(1)	2,097
	$47,197	$—	$(1)	$47,196
Marketable Securities:
U.S. treasury bills and bonds	$1,495	$—	$(1)	$1,494
Corporate securities	7,771	—	(26)	7,745
Commercial paper	2,578	—	(2)	2,576
U.S. government and agency securities	11,272	—	(3)	11,269
	$23,116	$—	$(32)	$23,084

The following table represents amortized cost and estimated fair value of marketable securities, by contractual maturity:

	March 31, 2023
	Amortized Cost	Fair Value
Due in one year or less	$25,649	$25,660

In accordance with the Company's investment policy, investments are placed in investment grade securities with high credit quality issuers, and generally limit the amount of credit exposure to any one issuer. The Company evaluates securities for impairment at the end of each reporting period. The Company did not record any impairment charges related to its available-for-sale securities during the three months ended March 31, 2023 and 2022.

9.
Commitments and Contingencies

L3Harris Commitment

In conjunction with the Acquisition, the Company acquired the agreement (the "L3Harris Agreement") with L3Harris Technologies, Inc. ("L3Harris") to receive satellite automatic identification system ("S-AIS") data from the L3Harris AppStar payloads on-board Iridium NEXT Constellation, Iridium's Real-Time Second-Generation satellite constellation with 58 AppStar payloads. Under the Amended and Restated L3Harris Agreement dated January 21, 2020 (the "A&R L3Harris Agreement"), the Company incurs a fixed fee of $358 per month. The A&R L3Harris Agreement expires on August 7, 2031.

Spire Global, Inc.

Notes to Condensed Consolidated Financial Statements

(In thousands, except shares and per share data, unless otherwise noted)

(Unaudited)

Under the A&R L3Harris Agreement, the Company will pay a 30% share of S-AIS data revenues for the portion of exactEarth annual S-AIS data revenue which is in excess of $16,000. No revenue share was owed to L3Harris under the A&R L3Harris Agreement, with respect to AIS Analytics sales, as of or for the three months ended March 31, 2023 and 2022. For the three months ended March 31, 2023 and 2022, $1,253 and $1,252, respectively, was recognized in cost of revenue on the condensed consolidated statements of operations for the initial costs incurred to acquire exclusive access rights to data generated from satellites.

The following table summarizes the operational fees commitment under the A&R L3Harris Agreement, which includes the fixed payment obligations to L3Harris:

Years ending December 31,
Remainder of 2023	$3,225
2024	4,300
2025	4,300
2026	4,300
2027	4,300
Thereafter	15,548
$35,973

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

10.
Stock-Based Compensation

In connection with the Closing, the Company adopted the 2021 Equity Incentive Plan (the “2021 Plan”) and the 2021 Employee Stock Purchase Plan (“2021 ESPP”). The number of shares available for issuance under the 2021 Plan is increased on the first day of each fiscal year, beginning on January 1, 2022, in an amount as provided in the 2021 Plan. Pursuant to this automatic increase feature of the 2021 Plan, 7,183,969 shares were added as available for issuance thereunder on January 1, 2023. As of March 31, 2023, 11,984,656 shares were available for issuance under the 2021 Plan.

The number of shares available for issuance under the 2021 ESPP is increased on the first day of each fiscal year, beginning on January 1, 2022, in an amount as provided in the 2021 ESPP. Pursuant to this automatic increase feature of the 2021 ESPP, 1,436,793 shares were added as available for issuance thereunder on January 1, 2023. As of March 31, 2023, 5,495,955 shares were available for issuance under the 2021 ESPP.

The following table summarizes stock option activity under our equity compensation plans:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term
			(in years)
Options outstanding as of December 31, 2022	19,119,405	$2.32	6.1
Granted	—	$—
Exercised	—	$—
Forfeited, canceled, or expired	(366,423)	$4.78
Options outstanding as of March 31, 2023	18,752,982	$2.27	5.8
Vested and expected to vest at March 31, 2023	18,752,982	$2.27	5.8
Exercisable at March 31, 2023	14,919,114	$2.12	5.3

Spire Global, Inc.

Notes to Condensed Consolidated Financial Statements

(In thousands, except shares and per share data, unless otherwise noted)

(Unaudited)

The Company received no cash proceeds from options exercised during the three months ended March 31, 2023 and received $638 in cash proceeds from options exercised during the three months ended March 31, 2022. There were no options granted during the three months ended March 31, 2023 and 2022.

The following table summarizes restricted stock unit ("RSU") activity under the 2021 Plan:

	Number of RSUs	Weighted Average Grant Date Fair Value per Share
Outstanding as of December 31, 2022	12,380,245	$2.46
RSUs granted	1,891,179	$1.05
RSUs vested	(2,089,229)	$2.85
RSUs forfeited	(640,148)	$2.68
Outstanding as of March 31, 2023	11,542,047	$2.14

For RSUs with service-based vesting conditions, the fair value is calculated based upon the Company’s closing stock price on the date of grant, and the stock-based compensation expense is recognized over the four-year vesting period.

As of March 31, 2023, there was $28,107 of total unrecognized compensation expense related to options and RSUs expected to be recognized over a weighted average-period of 2.25 years.

The following table summarizes the components of total stock-based compensation expense based on roles and responsibilities of the employees within the condensed consolidated statements of operations:

	Three Months Ended March 31,
	2023	2022
Cost of revenue	$77	$77
Research and development	651	711
Sales and marketing	437	616
General and administrative	1,481	885
	$2,646	$2,289

11.
Net Loss per Share

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders:

	Three Months Ended March 31,
	2023	2022
Numerator:
Net loss	$(17,673)	$(11,792)
Denominator:
Weighted-average shares used in computing basic and diluted net loss per share	144,770,908	139,274,538
Basic and diluted net loss per share	$(0.12)	$(0.08)

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

The Company excluded the following potential shares of Class A common stock, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share for the three months ended March 31, 2023 and 2022, because including them would have had an anti-dilutive effect:

	Three Months Ended March 31,
	2023	2022
Stock options and 2021 ESPP to purchase Class A common stock	19,379,210	20,104,227
Public and Private Warrants	—	18,099,992
RSUs	11,542,047	8,470,838
Credit Agreement Warrants	3,694,880	—
	34,616,137	46,675,057

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and related notes thereto included in this Quarterly Report on Form 10-Q and the audited consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Form 10-K”). This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated by these forward-looking statements as a result of many factors. Factors that could cause or contribute to such differences include those identified below and those discussed in the section titled “Risk Factors” in the 2022 Form 10-K and in this Quarterly Report on Form 10-Q. Our historical results are not necessarily indicative of the results that may be expected for any period in the future.

Overview

We are a global provider of space-based data, analytics and Space Services, offering unique datasets and powerful insights about Earth from the ultimate vantage point—space—so that organizations can make decisions with confidence, accuracy and speed. We own and operate one of the world’s largest multi-purpose satellite constellations in low earth orbit. Our multi-receiver satellites obtain Automatic Identification Systems ("AIS") data from vessels, Automatic Dependent Surveillance–Broadcast (“ADS–B”) data from aircraft and radio occultation (“RO”) data utilizing Global Navigation Satellite Systems ("GNSS") satellites. Our fully deployed constellation consists of more than 100 satellites, and we believe it is also one of the world’s largest “listening” constellations, observing the earth utilizing radio frequency sensors. We enrich this hard-to-acquire, valuable data with analytics and predictive solutions, providing data as a subscription to organizations around the world so that they can improve business operations, decrease their environmental footprint, deploy resources for growth and competitive advantage and mitigate risk.

Our constellation covers the earth more than 200 times per day on average and our global ground station network performs thousands of contacts each day on average, reliably and resiliently collecting data with low latency. Our cloud-based data infrastructure in aggregate processes three terabytes of data each day on average, in creating our proprietary data analytics solutions. We provide customers these solutions through an application programming interface (“API”) infrastructure. The global proprietary data that we collect includes data that can only be captured from space with no terrestrial alternatives. We collect this data once and can then sell it an unlimited number of times across a broad and growing set of industries, including weather, aviation and maritime, with global coverage, real-time and near real-time data that can be easily integrated into our customers’ operations. Our Space Services offering enables our customers, commercial and government organizations, to go from idea to orbit simply, reliably, quickly and cost efficiently. We launch software, payloads and dedicated satellite constellations for our customers that we own and manage on their behalf. Just like our proprietary data and analytic solutions, our customers subscribe to the data that is collected through an API.

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

Highlights from the Three Months Ended March 31, 2023

•
Our revenue was $24.2 million, an increase of 34% from the three months ended March 31, 2022.
•
As of March 31, 2023, we surpassed $100 million of annual recurring revenue ("ARR") by reaching $104.8 million, an increase of 28% from our ARR as of March 31, 2022.
•
We ended the quarter with 781 ARR solution customers under contract, a net increase of 48 customers from December 31, 2022. ARR net retention rate for the three months ended March 31, 2023 was 108%, up from 106% in the same quarter a year ago.
•
Our gross margin increased to 57%, an improvement of 11% from the three months ended March 31, 2022.
•
Our operating loss was $14.5 million, an improvement of $5.5 million from the three months ended March 31, 2022.
•
We were awarded a contract extension by the National Reconnaissance Office (NRO) for commercial radio frequency remote sensing. The agency will continue to use our data to evaluate how commercial radio frequency will be integrated into its overhead architecture.
•
We closed a deal with Enqlare, who will use our satellite data to offer up-to-date vessel information and AIS positions to support freight buyers, port agents, ship owners and charterers with business planning and faster document creation. This data enables clients to unlock time savings using automated document generation and reduce laytime processing by up to 40 minutes.
•
We entered into a long term agreement with ch-aviation to supply global flight analytics and insights that will enhance its airline intelligence database. The agreement includes access to our daily Flight Report, which aggregates hundreds of millions of satellite and terrestrial ADS-B positions to provide actionable flight, aircraft and airline data.

Macroeconomic and Geopolitical Impact

Over the past two years, we have been impacted by the macroeconomic environment, such as fluctuations in foreign currencies, the COVID-19 pandemic, increasing interest rates and the Russian invasion of Ukraine.

A stronger U.S. dollar relative to our foreign subsidiaries' local functional currencies for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022 impacted our revenue, since approximately one-third of our sales are transacted in foreign currencies, though it positively impacted our expenses, since a majority of our employees reside in countries outside of the United States.

The macroeconomic environment has caused existing or potential customers to re-evaluate their decision to purchase our offerings, at times resulting in additional customer discounts, extended payment terms, longer sales cycles, and a few contract cancellations.

Increasing interest rates in the three months ended March 31, 2023 resulted in higher interest expenses, as our credit facility is based on a floating interest rate. The Russian invasion of Ukraine and the continued conflict created additional global sanctions, which at times caused scheduling shifts or launch cancellations by third-party satellite launch providers, which has delayed revenue recognition of certain sales contracts.

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

Key Factors Affecting Our Performance

We believe that our current and future performance depends on many factors, including, but not limited to, those described below. While these areas present significant opportunity, they also present risks that we must manage to achieve successful results. For additional information about these risks, see the section titled “Risk Factors” in the 2022 Form 10-K and in this Quarterly Report on Form 10-Q. If we are unable to address these risks, our business and results of operations could be adversely affected.

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

We track our progress landing new customers by measuring the number of ARR Solution Customers (as defined below) we have from one fiscal period to the next. For instance, we have increased our number of ARR Solution Customers from 627 as of March 31, 2022 to 781 as of March 31, 2023. We track our progress in expanding our customer relationships by measuring our ARR Net Retention Rate (as defined below). Our ARR Net Retention Rate was 108% for the three months ended March 31, 2023 and 106% for the three months ended March 31, 2022.

Expansion into New Industries and Geographies

As our solutions have grown, we continue to focus on further penetration of our initial industries including maritime, aviation, logistics, and government (civil and defense/intelligence) among others. We believe our technology and solutions give us the ability to also expand into additional industries, including energy, financial services, agriculture, transportation, and insurance, and into additional geographies, including Latin America, Africa and the Middle East. Our revenue growth is dependent upon our ability to continue to expand into new industries and geographies. The costs associated with these expansions may adversely affect our results of operations.

Investment in Growth

We continue investing in growing our business and capitalizing on our market opportunities while balancing the uncertainties from the macroeconomic environment and the geopolitical environment. We intend to continue to add headcount to our global sales and marketing teams to acquire new customers and to increase sales to existing customers. We also intend to continue to add headcount as needed to our research and development teams and otherwise invest to improve and innovate our nanosatellite, ground station and data analytics technologies. For the three months ended March 31, 2023, our spending on research and development increased by $1.0 million, or 12%, from the three months ended March 31, 2022. Our total headcount across all functions increased from 381 employees as of March 31, 2022, to 418 employees as of March 31, 2023. The costs of these investments may adversely affect our results of operations, but we believe that these investments will contribute to our long-term growth.

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

Impact of Foreign Exchange Rates

We report in U.S. dollars, and the functional currency of our foreign operating subsidiaries is the local currency, including the Euro, the British Pound, the Singapore Dollar and the Canadian Dollar. The U.S. dollar has strengthened against many of these currencies since the three months ended March 31, 2022. In the three months ended March 31, 2023, approximately 31% of our revenues were generated in non-U.S. dollar-denominated currencies. The financial statements of these subsidiaries are translated into U.S. dollars using exchange rates in effect at each balance sheet date for assets and liabilities and average exchange rates during the period for revenues and expenses. To the extent we experience significant currency fluctuations, our results of operations may be impacted.

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

Our ARR growth in the three months ended March 31, 2023 was driven by landing new ARR Customers (as defined below) along with increasing the amount of business with our existing customers. This is reflected in the increase in the total number of ARR Customers as well as ARR Net Retention Rates that were over 100% for each of the three months ended March 31, 2023 and 2022. Due in part to the timing of some of our project-based contracts, including when engagements start and stop, our ARR has fluctuated from period to period in the past, and we expect our ARR to continue to fluctuate from period to period in the future. ARR is a leading indicator and accordingly will tend to outpace the revenue impact as we recognize the contract value over time.

The following table summarizes our ARR as of each period end indicated:

	As of March 31,
(dollars in thousands)	2023	2022	% Change
ARR	$104,763	$81,638	28%

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

The growth in each of our ARR Customers and ARR Solution Customers in the three months ending March 31, 2023 was driven by landing new ARR Customers across our four solutions (Maritime, Aviation, Weather and Space Services), expanding our industry and geographical footprints, and having a low number of customers who have not renewed their contracts with us. We believe that our ability to expand our customer base is a key indicator of our market penetration, the growth of our business, and our future potential business opportunities.

The following table summarizes the number of our ARR Customers and ARR Solution Customers as of each period end indicated:

	As of March 31,
	2023	2022	% Change
ARR Customers	755	604	25%
ARR Solution Customers	781	627	25%

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

The following table summarizes our ARR Net Retention Rate for each of the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022	% Change
ARR Net Retention Rate	108%	106%	2%

Our ARR Net Retention Rate can be impacted from period to period by large increases or decreases in customer contract value and large decreases in contract value from customers that have not renewed their contracts with us. An ARR Net Retention Rate greater than 100% is an indication that we are growing the value of the solutions our customers are purchasing from us at a fiscal period end versus the prior fiscal period end. An ARR Net Retention Rate less than 100% is an indication that we are reducing the value of the solutions our customers are purchasing from us at a fiscal period end versus the prior fiscal period end. For the three months ended March 31, 2023, our ARR Net Retention Rate increased 2% from the three months ended March 31, 2022. This increase reflects our "land and expand" strategy of providing existing customers with additional coverage, data sets, a variety of enhanced features and services to our customer's contracts.

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

Cost of Revenue

Cost of revenue consists primarily of personnel costs, depreciation, hosted infrastructure and high-power computing costs, third-party operating and royalty costs associated with delivering our data and services to our customers and amortization of purchased intangibles associated with the Acquisition. Personnel costs are primarily related to the cost of our employees supporting and managing our constellation operations including satellite operations, ground station control and launch management. Costs associated with the manufacture and launch of our satellites, including personnel costs, are capitalized and depreciated upon placement in service, typically over a three-year expected useful life. As satellites reach the end of their expected useful life, they are generally replaced with replenishment satellites to maintain our constellation at optimal performance. Costs associated with the acquisition and development of new ground stations, including the bill of materials and labor to install the ground station, are capitalized and depreciated upon placement in service typically over a four-year to ten-year expected useful life. We anticipate ongoing capital spending to repair and replenish ground stations as they reach their end of expected useful life to keep our ground station network at optimal performance. Our proprietary ground station network is primarily located in third-party locations where we incur lease and other operational charges. Cost of revenue also includes royalties associated with third-party data sets that we integrate into our data solutions.

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

Sales and Marketing. Sales and marketing expenses consist primarily of employee-related expenses, sales commissions, marketing and advertising costs, costs incurred in the development of customer relationships, brand development costs, travel-related expenses and amortization of purchased intangible backlog associated with the Acquisition. Commission costs on new customer contract bookings are considered costs of obtaining customer contracts. Commission costs for multi-year deals are considered contract acquisition costs and are deferred and then amortized over the period of the contract excluding the last twelve months, which are expensed at the beginning of that final twelve-month period. Commission costs on contracts completed with a term of twelve months or less are expensed in the period incurred.

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

Other Income (Expense), Net. Other income (expense), net consists primarily of tax credits, grant income, benefit from loan forgiveness, share of equity investment income/loss, and sales and local taxes. We use the local currency as our functional currency for Luxembourg, United Kingdom, Singapore and Canada.

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

Results of Operations

Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022

The following tables set forth selected condensed consolidated statements of operations data for each of the periods indicated:

	Three Months Ended March 31,
(in thousands)	2023	2022
Revenue	$24,168	$18,070
Cost of revenue(1)	10,360	9,846
Gross profit	13,808	8,224
Operating expenses(1):
Research and development	9,663	8,657
Sales and marketing	6,850	6,905
General and administrative	11,770	12,684
Total operating expenses	28,283	28,246
Loss from operations	(14,475)	(20,022)
Other income (expense):
Interest income	565	14
Interest expense	(4,578)	(3,043)
Change in fair value of contingent earnout liability	76	6,883
Change in fair value of warrant liabilities	746	5,835
Foreign exchange	1,024	(935)
Other expense, net	(762)	(234)
Total other expense, net	(2,929)	8,520
Loss before income taxes	(17,404)	(11,502)
Income tax provision	269	290
Net loss	$(17,673)	$(11,792)
(1)
Includes stock-based compensation as follows:

	Three Months Ended March 31,
(in thousands)	2023	2022
Cost of revenue	$77	$77
Research and development	651	711
Sales and marketing	437	616
General and administrative	1,481	885
Total stock-based compensation	$2,646	$2,289

Revenue

	Three Months Ended March 31,
(in thousands)	2023	2022	% Change
Revenue	$24,168	$18,070	34%

Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022

Total revenue increased $6.1 million, or 34%, driven primarily by the growth in the number of ARR Customers combined with our ARR Net Retention Rate greater than 100%. Our ARR Customers increased 25%, from 604 as of March 31, 2022 to 755 as of March 31, 2023, which contributed to an increase in revenue from new customers. Our ARR Net Retention Rate was 108% for the three months ended March 31, 2023, which contributed to an increase in revenue from our existing customer base.

For the three months ended March 31, 2023, our increase in the number of ARR Customers was driven by our continued spending on sales and marketing activities, the geographical expansion of our sales efforts into new countries and/or regions and the development and rollout of new data solutions. Our ARR Net Retention Rate greater than 100% was driven by further expansion with our existing customers by adding coverage, data sets and a variety of enhanced features and services to our customers’ contracts with us.

For the three months ended March 31, 2023, we derived 53% of our revenue from the Americas, 36% of our revenue from Europe, Middle East, Africa (“EMEA”) and 11% of our revenue from Asia Pacific (“APAC”). For the three months ended March 31, 2022, we derived 42% of our revenue from the Americas, 44% of our revenue from EMEA and 14% of our revenue from APAC. For the three months ended March 31, 2023, we derived 78% of our revenue from subscription arrangements, compared to 68% for the three months ended March 31, 2022. This percentage mix can fluctuate significantly from period to period driven primarily by the timing of the non-subscription revenue recognition in our contracts.

Cost of Revenue

	Three Months Ended March 31,
(in thousands)	2023	2022	% Change
Total cost of revenue	$10,360	$9,846	5%
Gross profit	13,808	8,224	68%
Gross margin	57%	46%	11%
Headcount (at end of period)	41	38	8%

Cost of revenue increased $0.5 million, or 5%, primarily driven by an increase in personnel costs of $0.3 million and an increase in third-party royalty costs of $0.3 million, partially offset by a decrease in other miscellaneous operating expenses of $0.1 million. The increase in personnel expenses was driven by headcount growth. The increase in third-party royalty costs was driven by an increase in sales activity, resulting in higher payments to third-party data set providers as they augment our data solutions.

Gross margin for the three months ended March 31, 2023 and 2022 was 57% and 46%, respectively. The increase in the three months ended March 31, 2023 compared to the three months ended March 31, 2022 was driven primarily by higher revenue. This metric can fluctuate significantly from period to period driven primarily by the timing of the revenue as well as the timing of our technology investments to support future revenue.

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

Research and Development

	Three Months Ended March 31,
(in thousands)	2023	2022	% Change
Research and development	$9,663	$8,657	12%
Percentage of total revenue	40%	48%
Headcount (at end of period)	211	190	11%

Research and development expenses increased $1.0 million, or 12%, primarily driven by an increase in personnel costs of $1.1 million, and an increase in travel and entertainment expenses of $0.2 million, partially offset by a decrease in consulting expenses of $0.2 million and a decrease in other miscellaneous operating expenses of $0.1 million. The increase in personnel costs was driven by overall growth in headcount. The increase in travel and entertainment expenses was driven by eased COVID-19 restrictions. The decrease in consulting expenses was driven by a reduction of external technical resources, and a shift to internal resources, to support new development processes and capabilities.

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

Sales and Marketing

	Three Months Ended March 31,
(in thousands)	2023	2022	% Change
Sales and marketing	$6,850	$6,905	(1)%
Percentage of total revenue	28%	38%
Headcount (at end of period)	80	75	7%

Sales and marketing expenses decreased $0.1 million, or 1%, primarily driven by a decrease in amortization expenses of $0.8 million, partially offset by an increase in bad debt expenses of $0.6 million, and an increase in other miscellaneous operating expenses of $0.1 million. The decrease in amortization expenses was due to the completion of purchased intangible amortization from the Acquisition which was completed in the three-month period ended December 31, 2022. The increase in bad debt expenses was driven by a charge taken for a specific customer reserve.

We expect sales and marketing expenses to generally grow in absolute dollars in the future, primarily due to increased employee-related expenses as we grow our headcount, to support our sales and marketing efforts and our continued expansion of our sales capacity across our solutions; however, we expect sales and marketing expenses as a percentage of revenue to decrease in future periods as our revenue growth exceeds our increases in sales and marketing spend.

General and Administrative

	Three Months Ended March 31,
(in thousands)	2023	2022	% Change
General and administrative	$11,770	$12,684	(7)%
Percentage of total revenues	49%	70%
Headcount (at end of period)	86	78	10%

General and administrative expenses decreased $0.9 million, or 7%, primarily driven by a decrease in professional services fees of $1.5 million and a decrease in business insurance costs of $0.9 million, partially offset by an increase in personnel costs of $1.1 million, an increase in software expenses of $0.2 million, an increase in facilities expenses of $0.1 million, and an increase in other miscellaneous operating expenses of $0.1 million. The decrease in professional services fees was driven by lower third-party accounting, legal and other consulting services as compared to the prior year quarter when there were increased costs related to the Acquisition and the Merger. The decrease in business insurance was driven by an improvement in annual rates. The increase in personnel costs was driven by overall headcount growth. The increase in software expenses was driven by headcount growth and scaling of operations. The increase in facilities expenses was driven by overall headcount growth.

We expect our general and administrative expenses to generally grow in absolute dollars in future periods as our employee-related expenses increase to support our revenue growth and we have increased expenses from being a public company; however, we expect our general and administrative expenses as a percentage of revenue to decrease as revenue growth exceeds our increases in general and administrative spend.

Other Income (Expense)

	Three Months Ended March 31,
(in thousands)	2023	2022	% Change
Interest income	$565	$14	*
Interest expense	$(4,578)	$(3,043)	50%
Change in fair value of contingent earnout liability	$76	$6,883	(99)%
Change in fair value of warrant liabilities	$746	$5,835	(87)%
Foreign exchange	$1,024	$(935)	(210)%
Other expense, net	$(762)	$(234)	226%

*Not Meaningful

Interest income increased by $0.6 million as we shifted more liquid assets into short-term marketable securities that carried higher overall interest rates.

Interest expense increased $1.5 million, or 50%, primarily as a result of incurring higher interest and amortized debt issuance costs associated with our Blue Torch term loan.

Change in fair value of contingent earnout liability decreased by $6.8 million, or 99%, driven by the mark-to-market adjustment to reflect the fair market valuation of the underlying stock price. For additional information, see Notes 2 and 8 to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q and Notes 2, 3 and 10 to our consolidated financial statements included in our 2022 Form 10-K.

Change in fair value of warrant liabilities was a gain of $0.7 million in the three months ended March 31, 2023 compared to a gain of $5.8 million in the three months ended March 31, 2022, a reduction of 87%. The $0.7 million gain in the three months ended March 31, 2023 was primarily driven by mark-to-market adjustments to reflect the fair market value of our public and private warrants. For additional information, see Notes 2, 6 and 8 to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q and Notes 2, 10 and 13 to our consolidated financial statements included in our 2022 Form 10-K.

We recognized a foreign exchange gain of $1.0 million in the three months ended March 31, 2023 compared to a foreign exchange loss of $0.9 million in the three months ended March 31, 2022. The gain of $1.0 million in the three months ended March 31, 2023 was driven by the weakening of the U.S. dollar during the quarter relative to the local currencies of our subsidiaries, namely the Euro, British Pound Sterling, Singapore Dollar, and Canadian Dollar and the impact on the customer receivables recorded upon initial sale. The loss of $0.9 million for the three months ended March 31, 2022 was driven by a strengthening of the U.S. dollar relative to the same subsidiary local currency values.

Other expense, net increased by $0.5 million, or 226%, primarily driven by a $0.3 million increase in state tax expense, a $0.1 million increase in loss associated with the Acquisition investment in Myriota, and $0.1 million increase in miscellaneous expenses.

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

Income Tax Provision

	Three Months Ended March 31,
(in thousands)	2023	2022	% Change
Income tax provision	$269	$290	(7)%

Income taxes were substantially unchanged.

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
•
Loss on extinguishment of debt. We exclude this as it does not reflect the underlying cash flows or operational results of the business.
•
Foreign exchange gain/loss. We are exposed to foreign currency gains or losses on outstanding foreign currency denominated receivables and payables related to certain customer sales agreements, product costs and other operating expenses. As we do not actively hedge these currency exposures, changes in the underlying currency rates relative to the U.S. dollar may result in realized and unrealized foreign currency gains and losses between the time these receivables and payables arise and the time that they are settled in cash. Since such realized and unrealized foreign currency gains and losses are the result of macro-economic factors and can vary significantly from one period to the next, we believe that exclusion of such realized and unrealized gains and losses is useful to management and investors in evaluating the performance of our ongoing operations on a period-to-period basis.
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

•
Other unusual and infrequent costs. We exclude these as they are unusual items that do not reflect the ongoing operational results of our business. Examples of these types of expenses include accounting, legal and other professional fees associated with the preparation and filing of our September 2022 Form S-3 shelf registration statement and “at-the-market” offering prospectus supplement, and the December 2022 warrant exchange.
•
EBITDA. We define EBITDA as net income (loss), plus depreciation and amortization expense, plus interest expense, and plus the provision for (or minus benefit from) income taxes.
•
Adjusted EBITDA. We define Adjusted EBITDA as earnings before interest, taxes, depreciation and amortization, further adjusted for any loss on satellite deorbit, launch failure and decommissioning, change in fair value of warrant liabilities, change in fair value of contingent earnout liability, other (expense) income, net, stock-based compensation, loss on extinguishment of debt, foreign exchange gain/loss, other acquisition accounting amortization, mergers and acquisition related expenses, and other unusual costs. We believe Adjusted EBITDA can be useful in providing an understanding of the underlying results of operations and trends, an enhanced overall understanding of our financial performance and prospects for the future. While Adjusted EBITDA is not a recognized measure under GAAP, management uses this financial measure to evaluate and forecast business performance. Adjusted EBITDA is not intended to be a measure of liquidity or cash flows from operations or a measure comparable to net income as it does not take into account certain requirements, such as capital expenditures and related depreciation, principal and interest payments, and tax payments. Adjusted EBITDA is not a presentation made in accordance with GAAP, and our use of the term Adjusted EBITDA may vary from the use of similarly titled measures by others in our industry due to the potential inconsistencies in the method of calculation and differences due to items subject to interpretation.
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

The following table outlines the reconciliation from net loss to Adjusted EBITDA for the periods indicated:

	Three Months Ended March 31,
(in thousands)	2023	2022
Net loss	$(17,673)	$(11,792)
Depreciation & amortization	3,916	4,834
Interest, net	4,013	3,029
Taxes	269	290
EBITDA	(9,475)	(3,639)
Change in fair value of contingent earnout liability	(76)	(6,883)
Change in fair value of warrant liabilities	(746)	(5,835)
Foreign exchange (gain) loss	(1,024)	935
Other expense, net	762	234
Stock-based compensation	2,646	2,289
Mergers and acquisition related expenses	1,015	3,014
Other acquisition accounting amortization	166	183
Adjusted EBITDA	$(6,732)	$(9,702)

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
•
Adjusted EBITDA does not reflect the loss on satellite deorbit, launch failure and decommissioning and does not reflect the cash capital expenditure requirements for the replacements of lost satellites. While these expenses could occur in a given year, the existence and magnitude of these costs could vary greatly and are unpredictable.

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

Liquidity and Capital Resources

Our principal sources of liquidity to fund our operations are from cash and cash equivalents, and marketable securities which totaled $72.6 million as of March 31, 2023, mainly from net proceeds from the Merger (as defined below), borrowings under the Blue Torch Credit Facility (as defined below) and the issuance of convertible notes. Of the $72.6 million total, $46.9 million was in cash and cash equivalents of which approximately $19.4 million was held outside of the United States. The remaining $25.7 million was held in short-term marketable securities, all of which was held in the United States and which can be converted to cash with minimal transaction costs. These amounts compare to cash and cash equivalents, and marketable securities of $70.3 million as of December 31, 2022, of which $47.2 million was in cash and cash equivalents with $18.8 million held outside of the United States. The remaining $23.1 million was held in short-term marketable securities. The cash and cash equivalent amounts are exclusive of restricted cash which totaled $0.4 million as of each of March 31, 2023 and December 31, 2022. Since our inception, we have been in an operating cash flow deficit as we have made significant investments in our technology infrastructure, built out our research and development foundation, grown sales and marketing resources to drive revenue, and scaled general and administrative functions to enable operating effectiveness.

On March 10, 2023, Silicon Valley Bank (“SVB”) was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (“FDIC”) as receiver. On March 13, 2023, the FDIC announced that it had transferred all deposits – both insured and uninsured – and substantially all assets of the former SVB to a newly created, full-service FDIC-operated “bridge bank” called Silicon Valley Bank, N.A. On March 27, 2023, First Citizens Bank & Trust Company ("First Citizens Bank") announced that it had entered into an agreement with the FDIC to purchase Silicon Valley Bridge Bank, N.A., which now operates as a division of First Citizens Bank. As of March 31, 2023, we had approximately $17.5 million in cash and cash equivalents at SVB, a division of First Citizens Bank, of which approximately $17.1 million was invested in BlackRock money market mutual funds.

On September 14, 2022, we entered into an Equity Distribution Agreement (the “Equity Distribution Agreement”) with Canaccord Genuity LLC, as sales agent. In accordance with the terms of the Equity Distribution Agreement, we may offer and sell our Class A common stock having an aggregate offering price of up to $85.0 million from time to time through the agent pursuant to a registration statement on Form S-3, which became effective on September 26, 2022. There had been no sales under the Equity Distribution Agreement as of March 31, 2023.

We expect that our principal source of liquidity will be our cash and cash equivalents balance which includes the proceeds received from the Merger, the additional convertible notes issued and the Blue Torch Credit Facility (as defined below). We believe this will be sufficient to meet our working capital and capital expenditure needs over at least the next 12 months. Our future capital requirements will depend on many factors including our growth rate, the timing and extent of spending to support solution development efforts, the expansion of sales and marketing activities, the ongoing investments in technology infrastructure, the introduction of new and enhanced solutions, and the continuing market acceptance of our solutions. From time to time, we may seek additional equity or debt financing to fund capital expenditures, strategic initiatives or investments and our ongoing operations. In the event that we decide, or are required, to seek additional financing from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, financial condition, and results of operations could be adversely affected.

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

The $120.0 million term loan was available and drawn at closing, of which $19.7 million was placed in an escrow account by Blue Torch with such amount to be released upon our achieving certain metrics related to annualized recurring revenue and a total annualized recurring revenue leverage ratio. These metrics were achieved and the $19.7 million was released from the escrow account and delivered to us in February 2023. The term loan accrues interest at a floating rate, to be based, at our election, on either a reference rate or a 3-month Term Secured Overnight Financing Rate ("SOFR") rate (subject to a 1.0% floor), plus an interest rate margin of 7.0% for reference rate borrowings and 8.0% for 3-month Term SOFR borrowings, plus an incremental Term SOFR margin of 0.26161%. We elected the Term SOFR rate which was 13.37% as of March 31, 2023. Principal on the term loan is only payable at maturity and interest on the term loan is due and payable monthly for reference rate borrowings and quarterly for Term SOFR borrowings. We are also required to pay other customary fees and costs in connection with the Blue Torch Credit Facility, including a commitment fee in an amount equal to $2.4 million on the closing date, a $0.3 million agency fee annually and an exit fee in an amount equal to $1.8 million upon termination of the Blue Torch Financing Agreement.

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

The Blue Torch Financing Agreement contains customary affirmative covenants and customary negative covenants limiting our ability and the ability of our subsidiaries to, among other things, dispose of assets, undergo a change in control, merge or consolidate, make acquisitions, incur debt, incur liens, pay dividends, repurchase stock and make investments, in each case subject to certain exceptions. We must also comply with a maximum debt to annualized recurring revenue leverage ratio financial covenant tested monthly during the first two years of the Blue Torch Financing Agreement, a maximum debt to EBITDA leverage ratio financial covenant tested monthly during the third and fourth years of the Blue Torch Financing Agreement and a minimum liquidity financial covenant tested at all times.

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

Government Loan

As part of the Acquisition in November 2021, we assumed a loan agreement with the Strategic Innovation Fund ("SIF") which was recorded at fair value of the debt. As of March 31, 2023, $5.0 million was included in long-term debt, non-current on our unaudited condensed consolidated balance sheets related to the SIF loan agreement. Under this agreement and subsequent amendment, we are eligible to receive funding for certain expenditures incurred from February 13, 2018 to May 12, 2023, up to a maximum of $5.7 million. The loan is repayable in 15 annual payments beginning February 28, 2026 and has a stated interest rate of zero.

For additional information, see Note 6 to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Cash Flows

The following table summarizes our net cash used in operating activities, net cash used in investing activities, and net cash provided by financing activities for the periods indicated:

	Three Months Ended March 31,
(in thousands)	2023	2022
Net cash used in operating activities	$(11,290)	$(14,991)
Net cash used in investing activities	$(6,957)	$(4,262)
Net cash provided by financing activities	$19,886	$733

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

Net cash used in operating activities in the three months ended March 31, 2023 was $11.3 million. This reflected our net loss of $17.7 million, adjustments for non-cash items of $6.4 million and an immaterial net change in operating assets and liabilities. Non-cash items primarily included $3.9 million of depreciation and amortization expense, $2.6 million of stock-based compensation, $0.6 million of debt issuance amortization costs, and $0.2 million of amortization of operating lease assets, partially offset by a $0.7 million gain on change in fair value of warrant liability and a $0.1 million gain on change in fair value of contingent earnout liability. Changes in operating assets and liabilities primarily included a $0.9 million increase in contract assets, a $0.6 million decrease in accounts payable, a $0.5 million decrease in other accrued expenses, and a $0.2 million decrease in operating lease liabilities. This was primarily offset by a $1.3 million increase in contract liabilities, a $0.4 million decrease in other long-term assets, a $0.3 million increase in accrued wages and benefits, a $0.1 million decrease in other current assets, and a $0.1 million decrease in accounts receivable, net.

Net cash used in operating activities in the three months ended March 31, 2022 was $15.0 million. This reflected our net loss of $11.8 million, adjustments for non-cash items of $3.6 million, and a net increase in our operating assets and liabilities of $0.4 million. Non-cash items primarily included a $6.9 million non-cash gain on the contingent earnout liability revaluation and a $5.8 million gain on the warrant liability revaluation, partially offset by $4.8 million of depreciation and amortization expense, $2.3 million of stock-based compensation, $1.4 million of debt issuance amortization expense and $0.6 million for reduction of operating lease assets. Changes in operating assets and liabilities primarily included a $1.5 million increase in contract assets, a $1.1 million decrease in accrued wages and benefits, a $1.0 million decrease in contract liabilities, a $0.8 million decrease in accounts payable, a $0.3 million decrease in operating lease liabilities, and a $0.1 million decrease in other long-term liabilities. This was offset by a $2.2 million decrease in accounts receivable, a $1.9 million decrease in other current and long-term assets, and a $1.1 million increase in other accrued expenses.

Cash Flows from Investing Activities

The cash flows from investing activities primarily relate to cash used for business acquisitions, the procurement, development, and deployment of capital assets, including satellites, ground stations, machinery and equipment, furniture, computer equipment and software, and leasehold improvements.

Net cash used in investing activities in the three months ended March 31, 2023 was $7.0 million. This was driven by purchases of $13.9 million in short-term investments and $4.6 million of investment in property and equipment, partially offset by $11.6 million in maturities of short-term investments.

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

Net cash provided by financing activities in the three months ended March 31, 2023 was $19.9 million. This was driven by $19.9 million from the Blue Torch term loan that was released from escrow in the quarter.

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

There have been no material changes to our critical accounting policies and estimates as compared to those disclosed in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates" in our 2022 Form 10-K.

Accounting Pronouncements Recently Adopted and Not Yet Adopted

See Note 2 to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Emerging Growth Company Status

We are an “emerging growth company,” as defined in Section 2(a)(19) of the Securities Act of 1933, as amended, as modified by the Jumpstart our Business Startups Act (the "JOBS Act"). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. We have elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that we are (i) no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our consolidated financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates.

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

We have experienced and will continue to experience fluctuations in our net loss as a result of gains or losses related to revaluing certain asset and current liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. For the three months ended March 31, 2023 and 2022, we had a gain of $1.0 million and a loss of $0.9 million, respectively, due to changes in foreign currency exchange rates. A hypothetical 10% strengthening or weakening of the U.S. dollar relative to the currencies in which our revenue and expenses are denominated would have resulted in an increase or decrease, respectively, in our reported three months ended March 31, 2023, pre-tax loss of approximately $0.7 million.

Interest Rate Sensitivity

As of March 31, 2023, we had cash and cash equivalents totaling $47.0 million, which were held primarily in demand deposit accounts, and investment in short-term marketable securities of $25.7 million. The cash and cash equivalents are held for working capital purposes or strategic investment purposes.

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

Inflation Risk

We are exposed to inflation risk. Inflationary factors, such as increases in component parts, labor and other overhead expenses, could impair our operating results. Although there has been a significant increase in inflation in recent periods, it has not had a substantial impact on our results of operations for the three months ended March 31, 2023 or 2022. However, a higher rate of inflation in the future may have a negative impact on our operational and capital expenditures which we may not be able to pass along as cost increases to our customers.

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

We performed an evaluation under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule(s) 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2023. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of March 31, 2023 because of the material weaknesses in internal control over financial reporting described below.

Notwithstanding the material weaknesses described in Management's Report on Internal Control over Financial Reporting, our management has concluded that our condensed consolidated financial statements for the periods covered by and included in this Quarterly Report are prepared in accordance with GAAP and fairly present, in all material respects, our financial position, results of operations and cash flows for each of the periods presented herein.

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

We did not design and maintain an effective control environment commensurate with the financial reporting requirements of a public company. Specifically, we lacked a sufficient number of professionals with an appropriate level of internal controls and accounting knowledge, training, and experience to appropriately analyze, record and disclose accounting matters timely and accurately. Additionally, the lack of a sufficient number of professionals resulted in an inability to consistently establish appropriate authorities and responsibilities in pursuit of our financial reporting objectives, as demonstrated by, among other things, insufficient segregation of duties in our finance and accounting functions. This material weakness contributed to the following additional material weaknesses:

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

Remediation Efforts on Material Weaknesses in Internal Control over Financial Reporting

In response to the material weaknesses identified, we have implemented several changes to our internal control over financial reporting and will continue performing remedial actions, as described below.

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

Item 1A. Risk Factors.

Our operations and financial results are subject to various risks and uncertainties. You should carefully consider the factors described in Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Form 10-K”), and as described below, which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our stock. Except as set forth below, there have been no material changes to our risk factors included in our 2022 Form 10-K. Our business, financial condition, results of operations, or prospects could also be harmed by risks and uncertainties not currently known to us or that we currently do not believe are material.

The following new risk factor is added:

Our failure to maintain compliance with the NYSE’s continued listing requirements could result in the delisting of our Class A common stock.

Our Class A common stock is listed on the NYSE. In order to maintain this listing, we must satisfy minimum financial and other requirements. On March 24, 2023, we were notified by the NYSE that we are not in compliance with Rule 802.01C of the NYSE’s Listed Company Manual (“Rule 802.01C”) relating to the minimum average closing price of our Class A common stock required over a consecutive 30 trading-day period. We can regain compliance at any time within the cure period if, on the last trading day of any calendar month during the cure period, our Class A common stock has a closing share price of at least $1.00 and an average closing share price of at least $1.00 over the 30 trading-day period ending on the last trading day of that month. If we fail to regain compliance with Rule 802.01C by the end of the cure period, our Class A common stock will be subject to the NYSE’s suspension and delisting procedures.

The perception among investors that we are at a heightened risk of delisting could negatively affect the market price and trading volume of our Class A common stock. If our Class A common stock is delisted from the NYSE, the delisting could: substantially decrease trading in our Class A common stock; adversely affect the market liquidity of our Class A common stock as a result of the loss of market efficiencies associated with the NYSE and the loss of federal preemption of state securities laws; adversely affect our ability to issue additional securities or obtain additional financing in the future on acceptable terms, if at all; result in the potential loss of confidence by investors, suppliers, partners and employees and fewer business development opportunities; and result in limited news and analyst coverage. Additionally, the market price of our Class A common stock may decline further, and stockholders may lose some or all of their investment.

The risk factor in our 2022 Form 10-K entitled “We rely on a limited number of government customers to provide a substantial portion of our revenue” is replaced in its entirety by the following:

We rely on a limited number of government customers to provide a substantial portion of our revenue.

We have historically derived a significant portion of our revenue from contracts with federal, state, local, and foreign governments, which accounted for approximately 46% of our revenues for the three months ended March 31, 2023. We believe that the future success and growth of our business will depend in part on our ability to continue to maintain and expand government contracts. Within the government channel, approximately 70% of revenue for the three months ended March 31, 2023, was generated by three government customers. Contracts with any government entity may be terminated or suspended by the government at any time, with or without cause. There can be no assurance that any contract with the government of any jurisdiction will not be terminated or suspended in the future. For example, we were recently notified by the National Oceanic and Atmospheric Administration (“NOAA”) that it intends not to renew one of its weather contracts with us for the time period from mid-July 2023 through mid-January 2024. We expected this contract to provide approximately $9.9 million of revenue over that time period, and while we will have the opportunity to reapply for the contract during NOAA’s next six-month customer evaluation period, there can be no assurance that we will be successful in regaining this business.

Although we attempt to ensure that government contracts have standard provisions such as termination for convenience language which reimburses us for reasonable costs incurred, the payments are not assured and would likely not be sufficient to fully compensate us for any early termination of a contract. The loss of one or more of our government customers, or any significant decrease in sales to these customers, could reduce our net sales and adversely affect our business, financial condition, and results of operations.

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

32.1*	Certifications of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because iXBRL tags are embedded within the Inline XBRL document).
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 has been formatted in Inline XBRL

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

SPIRE GLOBAL, INC.

Date: May 10, 2023	By:	/s/ Peter Platzer
Peter Platzer
Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2023	By:	/s/ Thomas Krywe
Thomas Krywe
Chief Financial Officer
(Principal Financial and Accounting Officer)