Form 10-Q
period 2023-06-30
Spire Global, Inc.
filed 2023-08-09
CIK 1816017

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

The registrant had outstanding 165,457,085 shares of Class A common stock and 12,058,614 shares of Class B common stock as of August 1, 2023.

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

PART I—FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

Spire Global, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	June 30,	December 31,
	2023	2022
Assets
Current assets
Cash and cash equivalents	$43,144	$47,196
Marketable securities	21,083	23,084
Accounts receivable, net (including allowance of $1,058 and $395 as of June 30, 2023 and December 31, 2022, respectively)	20,462	13,864
Contract assets	4,899	3,353
Other current assets	8,176	9,279
Total current assets	97,764	96,776
Property and equipment, net	62,964	53,752
Operating lease right-of-use assets	13,614	11,687
Goodwill	51,137	49,954
Customer relationships	20,332	20,814
Other intangible assets	13,469	13,967
Other long-term assets, including restricted cash	9,083	9,562
Total assets	$268,363	$256,512
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$4,294	$4,800
Accrued wages and benefits	4,982	4,502
Contract liabilities, current portion	21,854	15,856
Other accrued expenses	9,317	8,210
Total current liabilities	40,447	33,368
Long-term debt	119,790	98,475
Contingent earnout liability	145	349
Deferred income tax liabilities	817	771
Warrant liability	709	1,831
Operating lease liabilities, net of current portion	12,509	10,815
Other long-term liabilities	413	780
Total liabilities	174,830	146,389
Commitments and contingencies (Note 9)
Stockholders’ equity
Common stock, $0.0001 par value, 1,000,000,000 Class A and 15,000,000 Class B shares authorized, 165,432,624 Class A and 12,058,614 Class B shares issued and outstanding at June 30, 2023; 143,679,385 Class A and 12,058,614 Class B shares issued and outstanding at December 31, 2022	18	16
Additional paid-in capital	470,309	455,751
Accumulated other comprehensive loss	(4,208)	(6,997)
Accumulated deficit	(372,586)	(338,647)
Total stockholders’ equity	93,533	110,123
Total liabilities and stockholders’ equity	$268,363	$256,512

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Spire Global, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue	$26,493	$19,395	$50,661	$37,465
Cost of revenue	9,633	9,573	19,993	19,419
Gross profit	16,860	9,822	30,668	18,046
Operating expenses:
Research and development	9,752	8,225	19,415	16,882
Sales and marketing	6,729	6,728	13,579	13,633
General and administrative	10,899	11,274	22,669	23,958
Loss on decommissioned satellites	472	—	472	—
Total operating expenses	27,852	26,227	56,135	54,473
Loss from operations	(10,992)	(16,405)	(25,467)	(36,427)
Other income (expense):
Interest income	636	106	1,201	120
Interest expense	(4,709)	(2,785)	(9,287)	(5,828)
Change in fair value of contingent earnout liability	128	2,370	204	9,253
Change in fair value of warrant liabilities	357	3,897	1,103	9,732
Foreign exchange	(435)	(2,605)	589	(3,540)
Loss on extinguishment of debt	—	(22,510)	—	(22,510)
Other expense, net	(1,038)	(271)	(1,800)	(505)
Total other expense, net	(5,061)	(21,798)	(7,990)	(13,278)
Loss before income taxes	(16,053)	(38,203)	(33,457)	(49,705)
Income tax provision	213	62	482	352
Net loss	$(16,266)	$(38,265)	$(33,939)	$(50,057)
Basic and diluted net loss per share	$(0.11)	$(0.27)	$(0.23)	$(0.36)
Weighted-average shares used in computing basic and diluted net loss per share	147,751,593	139,687,475	146,271,668	139,482,147

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Spire Global, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net loss	$(16,266)	$(38,265)	$(33,939)	$(50,057)
Other comprehensive gain (loss):
Foreign currency translation adjustments	4,341	(2,212)	2,752	(353)
Net unrealized (loss) gain on investments (net of tax)	(7)	(83)	37	(83)
Comprehensive loss	$(11,932)	$(40,560)	$(31,150)	$(50,493)

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Spire Global, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(In thousands, except share amounts)

(Unaudited)

	Common Stock		Additional Paid in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance, March 31, 2023	158,105,056	$16	$458,683	$(8,542)	$(356,320)	$93,837
Release of Restricted Stock Units	1,385,250	—	—	—	—	—
Issuance of common stock under Employee Stock Purchase Plan	669,816	—	422	—	—	422
Stock compensation expense	—	—	3,340	—	—	3,340
Issuance of common stock under the Equity Distribution Agreement, net	17,331,116	2	7,864	—	—	7,866
Net loss	—	—	—	—	(16,266)	(16,266)
Foreign currency translation adjustments	—	—	—	4,341	—	4,341
Net unrealized loss on investments (net of tax)	—	—	—	(7)	—	(7)
Balance, June 30, 2023	177,491,238	18	470,309	(4,208)	(372,586)	93,533

	Common Stock		Additional Paid in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance, December 31, 2022	155,737,999	$16	$455,751	$(6,997)	$(338,647)	$110,123
Release of Restricted Stock Units	3,474,479	—	—	—	—	—
Issuance of common stock under Employee Stock Purchase Plan	669,816	—	422	—	—	422
Stock compensation expense	—	—	5,986	—	—	5,986
Issuance of common stock under the Equity Distribution Agreement, net	17,331,116	2	7,864	—	—	7,866
Conversion of warrants to common stock	277,828	—	286	—	—	286
Net loss	—	—	—	—	(33,939)	(33,939)
Foreign currency translation adjustments	—	—	—	2,752	—	2,752
Net unrealized gain on investments (net of tax)	—	—	—	37	—	37
Balance, June 30, 2023	177,491,238	$18	$470,309	$(4,208)	$(372,586)	$93,533

	Common Stock		Additional Paid in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity
Balance, March 31, 2022	151,650,692	$15	$441,623	$2,591	$(261,028)	$183,201
Exercise of stock options	2,600	—	158	—	—	158
Release of Restricted Stock Units	21,331	—	(17)	—	—	(17)
Issuance of common stock under Employee Stock Purchase Plan	255,372	—	332	—	—	332
Stock compensation expense	—	—	2,909	—	—	2,909
Net loss	—	—	—	—	(38,265)	(38,265)
Foreign currency translation adjustments	—	—	—	(2,212)	—	(2,212)
Net unrealized loss on investments (net of tax)	—	—	—	(83)	—	(83)
Balance, June 30, 2022	151,929,995	$15	$445,005	$296	$(299,293)	$146,023

	Common Stock		Additional Paid in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity
Balance, December 31, 2021	151,154,614	$15	$438,696	$732	$(249,236)	$190,207
Exercise of stock options	494,664	—	796	—	—	796
Release of Restricted Stock Units	25,345	—	(17)	—	—	(17)
Issuance of common stock under Employee Stock Purchase Plan	255,372	—	332	—	—	332
Stock compensation expense	—	—	5,198	—	—	5,198
Net loss	—	—	—	—	(50,057)	(50,057)
Foreign currency translation adjustments	—	—	—	(353)	—	(353)
Net unrealized loss on investments (net of tax)	—	—	—	(83)	—	(83)
Balance, June 30, 2022	151,929,995	$15	$445,005	$296	$(299,293)	$146,023

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Spire Global, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities
Net loss	$(33,939)	$(50,057)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,883	9,341
Stock-based compensation	5,986	5,198
Amortization of operating lease right-of-use assets	1,128	1,139
Amortization of debt issuance costs	1,086	2,673
Change in fair value of warrant liability	(1,103)	(9,732)
Change in fair value of contingent earnout liability	(204)	(9,253)
Loss on decommissioned satellites	472	—
Loss on extinguishment of debt	—	22,271
Other, net	(281)	(16)
Changes in operating assets and liabilities:
Accounts receivable, net	(6,441)	(6,708)
Contract assets	(1,506)	(2,390)
Other current assets	263	3,235
Other long-term assets	774	752
Accounts payable	(2,465)	(2,788)
Accrued wages and benefits	413	(1,702)
Contract liabilities	5,467	4,378
Other accrued expenses	766	1,828
Operating lease liabilities	(890)	(617)
Other long-term liabilities	—	(46)
Net cash used in operating activities	(22,591)	(32,494)
Cash flows from investing activities
Purchases of short-term investments	(25,845)	(20,618)
Maturities of short-term investments	28,400	—
Purchase of property and equipment	(12,677)	(12,485)
Net cash used in investing activities	(10,122)	(33,103)
Cash flows from financing activities
Proceeds from long-term debt	19,886	100,360
Proceeds from issuance of common stock under the Equity Distribution Agreement, net	7,866	—
Payments on long-term debt	—	(71,512)
Payments of debt issuance costs	—	(4,342)
Proceeds from exercise of stock options	—	796
Proceeds from employee stock purchase plan	422	332
Net cash provided by financing activities	28,174	25,634
Effect of foreign currency translation on cash, cash equivalents and restricted cash	597	3,213
Net decrease in cash, cash equivalents and restricted cash	(3,942)	(36,750)
Cash, cash equivalents and restricted cash
Beginning balance	47,569	109,645
Ending balance	$43,627	$72,895
Supplemental disclosure of cash flow information
Cash paid for interest	$7,927	$2,968
Income taxes paid	$585	$—
Noncash operating, investing and financing activities
Property and equipment purchased but not yet paid	$1,742	$1,486
Right-of-use assets obtained in exchange for lease liabilities	$2,925	$—
Issuance of stock warrants with long-term debt (Note 8)	$286	$3,579

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

On September 14, 2022, the Company entered into an Equity Distribution Agreement (the “Equity Distribution Agreement”) with Canaccord Genuity LLC, as sales agent (the “Agent”). In accordance with the terms of the Equity Distribution Agreement, the Company may offer and sell its Class A common stock, having an aggregate offering price of up to $85,000 from time to time through the Agent pursuant to a registration statement on Form S-3, which became effective on September 26, 2022. Under the Equity Distribution Agreement, the Company sold 17,331,116 shares of its Class A common stock during the three months ended June 30, 2023 for gross proceeds of $8,235.

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

The Company continues to consider available alternatives to regain compliance, including a reverse stock split. On June 13, 2023, at the Company’s 2023 annual meeting of stockholders, the stockholders approved an amendment to the Company’s Restated Certificate of Incorporation to effect a reverse stock split of the Company’s outstanding Class A and Class B common stock at a ratio in the range from any whole number between 1-for-2 and 1-for-50, subject to and as determined by the Company’s Board of Directors.
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

Results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2023.

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

The Company has a history of operating losses and negative cash flows from operations since inception. During the six months ended June 30, 2023, net loss was $33,939, cash used in operations was $22,591 and the Company received net proceeds of $7,866 from sales of shares of its Class A common stock under the Equity Distribution Agreement. The Company held cash and cash equivalents of $43,144, excluding restricted cash of $483, and investment in short-term marketable securities of $21,083 as of June 30, 2023. The Company believes that it will have sufficient working capital to operate for a period of at least one year from the issuance of the June 30, 2023 condensed consolidated financial statements based on the Company's current cash and cash equivalents balance, which includes the borrowings under the Blue Torch Financing Agreement (as defined in Note 6).

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

A stronger U.S. dollar relative to the Company's foreign subsidiaries' local functional currencies for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022 impacted the Company’s revenue, since approximately one-third of the Company’s sales are transacted in foreign currencies, though it positively impacted the Company’s expenses, since a majority of the Company’s employees reside in countries outside of the United States.

The macroeconomic environment has caused existing or potential customers to re-evaluate their decision to purchase the Company's offerings, at times resulting in additional customer discounts, extended payment terms, longer sales cycles, and a few contract cancellations.

Increasing interest rates in the six months ended June 30, 2023 as compared to the six months ended June 30, 2022 resulted in higher interest expenses, as the Company’s credit facility is based on a floating interest rate. The Russian invasion of Ukraine and the continued conflict created additional global sanctions, which at times caused scheduling shifts or launch cancellations by third-party satellite launch providers, which has delayed revenue recognition of certain sales contracts.

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

Based on an evaluation of the lifespans of its in-service satellites and on current capabilities to extend the useful life of in-service satellites via software updates, the Company changed the estimated useful life of its capitalized satellites and related launch costs from three to four years for depreciation purposes. The Company determined it was appropriate to make this change prospectively beginning June, 2023. The change in estimated useful life did not have a material impact for the three and six month periods ended June 30, 2023, respectively.

Spire Global, Inc.

Notes to Condensed Consolidated Financial Statements

(In thousands, except shares and per share data, unless otherwise noted)

(Unaudited)

Cash, Cash Equivalents, Marketable Securities and Restricted Cash

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Restricted cash included in Other long-term assets, including restricted cash on the condensed consolidated balance sheets represents amounts pledged as guarantees or collateral for financing arrangements and lease agreements, as contractually required.

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

The following table shows components of cash, cash equivalents and restricted cash reported on the condensed consolidated balance sheets as of the dates indicated:

	June 30,	December 31,
	2023	2022
Cash and cash equivalents	$43,144	$47,196
Restricted cash included in Other long-term assets	483	373
	$43,627	$47,569

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

The Company has a concentration of contractual revenue arrangements with various government agencies. Entities under common control are reported as a single customer. As of June 30, 2023, the Company had one customer (Customer B noted below) that accounted for 47% of the Company’s total accounts receivable. As of December 31, 2022, the Company had one customer (Customer A noted below) that accounted for 16% of the Company’s total accounts receivable.

The following customers represented 10% or more of the Company’s total revenue for each of the following periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Customer A	*	10%	*	12%
Customer B	33%	19%	32%	18%

* Revenue from this customer was less than 10% of total revenue during the period.

Related Parties

In conjunction with the Company's acquisition of exactEarth in November 2021, Myriota Pty Ltd ("Myriota"), an existing Spire customer, became a related party as a result of exactEarth's 14% ownership of Myriota. As of June 30, 2023, $2,815 of investment in Myriota is included in Other long-term assets, including restricted cash on the condensed consolidated balance sheets. The Company accounts for this investment using the equity method of accounting. The Company's share of earnings or losses on the investment is recorded on a one month lag, due to the timing of receiving financial statements from Myriota, as a component of Other expense, net in the condensed consolidated statements of operations. The Company generated $231 and $434 in revenue for the three and six months ended June 30, 2023, respectively, and had no outstanding accounts receivable from Myriota as of June 30, 2023. For the three and six months ended June 30, 2022, the Company generated $521 and $1,047 in revenue, respectively, and had $170 of accounts receivable from Myriota as of December 31, 2022.

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

In September 2022, the FASB issued ASU 2022-04, Liabilities - Supplier Finance Programs (Subtopic 405-50), guidance on modifying the disclosure requirements to enhance the transparency of supplier finance programs including disclosure of the key terms of the program, the amount outstanding that remains unpaid by the buyer as of the end of the annual period, a description of where those obligations are presented in the balance sheets, and a roll forward of those obligations during the annual period. The amendments in this update are effective for financial statements issued for annual periods beginning after December 15, 2022. The adoption of ASU 2022-04 as of January 1, 2023 did not impact the Company's condensed consolidated financial statements.

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

3.
Revenue, Contract Assets, Contract Liabilities and Remaining Performance Obligations

Disaggregation of Revenue

Revenue from subscription-based contracts was $19,412 and $38,224, or 73% and 75% of total revenue, for the three and six months ended June 30, 2023, respectively, and was $13,207 and $25,543, or 68% and 68% of total revenue, for the three and six months ended June 30, 2022, respectively. Revenue from non-subscription-based contracts was $7,081 and $12,437 or 27% and 25% of total revenue, for the three and six months ended June 30, 2023, respectively, and was $6,188 and $11,923 or 32% and 32% of total revenue, for the three and six months ended June 30, 2022, respectively.

The following revenue disaggregated by geography was recognized:

	Three Months Ended June 30, 2023		Six Months Ended June 30, 2023
EMEA(1)	$7,992	30%	$16,695	33%
Americas (2)	15,999	60%	28,806	57%
Asia Pacific	2,502	10%	5,160	10%
Total	$26,493	100%	$50,661	100%

	Three Months Ended June 30, 2022		Six Months Ended June 30, 2022
EMEA	$7,300	37%	$15,235	41%
Americas (2)	8,669	45%	16,283	43%
Asia Pacific	3,426	18%	5,947	16%
Total	$19,395	100%	$37,465	100%

(1)
Germany represented 17% and 12% for the three and six months ended June 30, 2023, respectively.
(2)
U.S. represented 51% and 50% for the three and six months ended June 30, 2023, respectively, and 35% and 34% for the three and six months ended June 30, 2022, respectively.

Spire Global, Inc.

Notes to Condensed Consolidated Financial Statements

(In thousands, except shares and per share data, unless otherwise noted)

(Unaudited)

Contract Assets

As of June 30, 2023, and December 31, 2022, contract assets were $4,899 and $3,353, respectively, on the condensed consolidated balance sheets.

Changes in contract assets for the six months ended June 30, 2023 and 2022 were as follows:

	Six Months Ended June 30,
	2023	2022
Balance as of December 31	$3,353	$2,084
Contract assets recorded during the period	4,434	4,715
Reclassified to accounts receivable	(2,917)	(2,318)
Other	29	(43)
Balance as of June 30	$4,899	$4,438

Contract Liabilities

As of June 30, 2023, contract liabilities were $22,257, of which $21,854 was reported in contract liabilities, current portion, and $403 was reported in other long-term liabilities on the Company’s condensed consolidated balance sheets. As of December 31, 2022, contract liabilities were $16,628, of which $15,856 was reported in contract liabilities, current portion, and $772 was reported in other long-term liabilities on the Company’s condensed consolidated balance sheets.

Changes in contract liabilities for the six months ended June 30, 2023 and 2022 were as follows:

	Six Months Ended June 30,
	2023	2022
Balance as of December 31	$16,628	$9,255
Contract liabilities recorded during the period	16,577	11,602
Revenue recognized during the period	(11,112)	(7,242)
Other	164	(395)
Balance as of June 30	$22,257	$13,220

Remaining Performance Obligations

The Company has performance obligations associated with commitments in customer contracts for future services that have not yet been recognized as revenue. These commitments for future services exclude (i) contracts with an original term of one year or less, and (ii) cancellable contracts. As of June 30, 2023, the amount not yet recognized as revenue from these commitments was $191,866. The Company expects to recognize 35% of these future commitments over the next 12 months and the remaining 65% thereafter as revenue when the performance obligations are met.

4.
Balance Sheet Components

Other current assets consisted of the following:

	June 30,	December 31,
	2023	2022
Technology and other prepaid contracts	$5,138	$4,695
Prepaid insurance	787	2,594
Deferred contract costs	440	439
Other receivables	1,085	1,123
Other current assets	726	428
	$8,176	$9,279

Spire Global, Inc.

Notes to Condensed Consolidated Financial Statements

(In thousands, except shares and per share data, unless otherwise noted)

(Unaudited)

Property and equipment, net consisted of the following:

	June 30,	December 31,
	2023	2022
Satellites in-service	$51,432	$49,889
Internally developed software	2,135	2,119
Ground stations in-service	3,367	3,369
Leasehold improvements	4,444	4,175
Machinery and equipment	4,413	3,585
Computer equipment	1,976	1,985
Computer software and website development	99	99
Furniture and fixtures	1,262	1,156
	69,128	66,377
Less: Accumulated depreciation and amortization	(33,248)	(32,974)
	35,880	33,403
Satellite, launch and ground station work in progress	24,318	15,364
Finished satellites not in-service	2,766	4,985
Property and equipment, net	$62,964	$53,752

Depreciation and amortization expense related to property and equipment for the three and six months ended June 30, 2023 was $3,084 and $6,121, respectively. Depreciation and amortization expense related to property and equipment for the three and six months ended June 30, 2022 was $2,777 and $5,864, respectively.

Two satellites deorbited in the second quarter of 2023 with net book values totaling $472, which was recorded as decommissioned satellite expense for the three and six months ended June 30, 2023. There were no satellites decommissioned or impaired in the three and six months ended June 30, 2022.

Other accrued expenses consisted of the following:

	June 30,	December 31,
	2023	2022
Professional services	$1,454	$1,198
Operating lease liabilities, current	2,852	2,333
Third-party operating costs	1,046	1,541
Corporate and sales tax	836	542
Accrued interest	810	765
Software	647	580
Other	1,672	1,251
	$9,317	$8,210

5.
Goodwill and Intangible Assets

The following table summarizes changes in goodwill balance:

Balance at December 31, 2022	$49,954
Impact of foreign currency translation	1,183
Balance at June 30, 2023	$51,137

Spire Global, Inc.

Notes to Condensed Consolidated Financial Statements

(In thousands, except shares and per share data, unless otherwise noted)

(Unaudited)

Intangible assets consisted of the following:

	June 30,	December 31,
	2023	2022
Customer relationships	$23,418	$22,877
Developed technology	13,309	13,001
Trade names	2,256	2,204
Backlog	3,116	3,043
Patents	419	419
FCC licenses	480	480
	42,998	42,024
Less: Accumulated amortization	(9,197)	(7,243)
	$33,801	$34,781

As of June 30, 2023, the weighted-average amortization period for customer relationships and developed technology was 10.4 years, for trade names was 3.4 years, for backlog was 0.5 years, and for patents and FCC licenses was 6.7 years. Amortization expense related to intangible assets for the three and six months ended June 30, 2023 was $885 and $1,762, respectively, and for the three and six months ended June 30, 2022 was $1,730 and $3,478, respectively.

No impairment charges were recognized for the three and six months ended June 30, 2023 and 2022. The patents asset balance as of each of June 30, 2023 and December 31, 2022 included $57 of capitalized patent costs that will begin amortization upon the issuance of an official patent right to the Company.

As of June 30, 2023, the expected future amortization expense of intangible assets is as follows:

Years ending December 31,
Remainder of 2023	$1,790
2024	3,571
2025	3,562
2026	3,515
2027	3,096
Thereafter	18,210
33,744
Capitalized patent costs, unissued	57
$33,801

6.
Long-Term Debt

Long-term debt consisted of the following:

	June 30,	December 31,
	2023	2022
Blue Torch term loan	$120,471	$100,511
Other	5,126	4,857
Total long-term debt	125,597	105,368
Less: Debt issuance costs	(5,807)	(6,893)
Non-current portion of long-term debt	$119,790	$98,475

The Company recorded interest expense including amortization of deferred issuance costs from long-term debt of $4,721 and $9,283 for the three and six months ended June 30, 2023, respectively, and $2,788 and $5,828 for the three and six months ended June 30, 2022, respectively.

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

The $120,000 term loan was available and drawn at closing, of which $19,735 was placed in an escrow account by Blue Torch with such amount to be released upon the Company achieving certain metrics related to annualized recurring revenue and a total annualized recurring revenue leverage ratio. These metrics were achieved and the $19,735 was released from the escrow account and delivered to the Company in February 2023. The term loan accrues interest at a floating rate, to be based, at the Company's election, on either a reference rate or a 3-month Term Secured Overnight Financing Rate ("SOFR") (subject to a 1.0% floor), plus an interest rate margin of 7.0% for reference rate borrowings and 8.0% for 3-month Term SOFR borrowings, plus an incremental Term SOFR margin of 0.26161%. The Company elected the Term SOFR rate which was 13.5032% as of June 30, 2023. Principal on the term loan is only payable at maturity and interest on the term loan is due and payable monthly for reference rate borrowings and quarterly for Term SOFR borrowings. The Company is also required to pay other customary fees and costs in connection with the Blue Torch Credit Facility, including a commitment fee in an amount equal to $2,400 on the closing date, a $250 annual agency fee and an exit fee of $1,800 upon termination of the Blue Torch Financing Agreement.

The Blue Torch Financing Agreement contains customary affirmative covenants and customary negative covenants limiting the Company's ability and the ability of its subsidiaries to, among other things, dispose of assets, undergo a change in control, merge or consolidate, make acquisitions, incur debt, incur liens, pay dividends, repurchase stock and make investments, in each case subject to certain exceptions. The Company must also comply with a maximum debt to annualized recurring revenue leverage ratio financial covenant tested monthly during the first two years of the Blue Torch Financing Agreement, a maximum debt to EBITDA leverage ratio financial covenant tested monthly during the third and fourth years of the Blue Torch Financing Agreement and a minimum liquidity financial covenant tested at all times. The Company was in compliance with all applicable financial covenants as of June 30, 2023.

Government Loan

In November 2021, the Company completed the Acquisition and assumed an interest free loan agreement with the Strategic Innovation Fund ("SIF") which was recorded at an amount equal to the proceeds received. Under this agreement and subsequent amendment, the Company was eligible to receive funding for certain expenditures incurred from February 13, 2018 to May 12, 2023 up to a maximum of $5,701. As of June 30, 2023 and December 31, 2022, $5,126 and $4,857, respectively, was included in long-term debt, non-current on the condensed consolidated balance sheets related to the SIF loan agreement. Any amount outstanding under this loan is repayable in 15 annual payments beginning February 28, 2026.

7.
Leases

Lease expenses for the three and six months ended June 30, 2023 were $1,034 and $1,965, respectively, and were $849 and $1,719 for the three and six months ended June 30, 2022, respectively. Aggregate variable lease expenses and short-term lease expenses were $167 and $287 for the three and six months ended June 30, 2023, respectively, and were $50 and $80 for the three and six months ended June 30, 2022, respectively.

The following table provides the required information regarding the Company's leases for which the Company is the lessee:

	As of June 30, 2023	As of December 31, 2022
Assets
ROU assets	$13,614	$11,687
Total ROU assets	$13,614	$11,687
Liabilities
Current	$2,852	$2,333
Non-current	12,509	10,815
Total lease liabilities	$15,361	$13,148
Weighted-average remaining lease term (years)	5.8	5.7
Weighted-average discount rate	9%	9%

Spire Global, Inc.

Notes to Condensed Consolidated Financial Statements

(In thousands, except shares and per share data, unless otherwise noted)

(Unaudited)

Approximately 80% of the Company's right-of-use (“ROU”) assets and lease liabilities relate to office facilities leases, with the remaining amounts representing primarily ground station leases.

As of June 30, 2023, the maturity of operating lease liabilities are as follows:

Years ending December 31,
Remainder of 2023	$2,065
2024	3,772
2025	3,487
2026	3,155
2027	2,425
Thereafter	4,583
Total lease payments	19,487
Less: Interest on lease payments	(4,126)
Present value of lease liabilities	$15,361

Operating cash flows paid included in the measurement of operating lease liabilities for the three and six months ended June 30, 2023 were $660 and $890, respectively and for the three and six months ended June 30, 2022 were $275 and $617, respectively, and were included in net cash used in operating activities in the condensed consolidated statements of cash flows. Amortization of ROU assets for the three and six months ended June 30, 2023 were $904 and $1,128, respectively and for the three and six months ended June 30, 2022 were $566 and $1,139, respectively.

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

Spire Global, Inc.

Notes to Condensed Consolidated Financial Statements

(In thousands, except shares and per share data, unless otherwise noted)

(Unaudited)

	June 30, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents:
Money market funds	$10,081	$—	$—	$10,081
	$10,081	$—	$—	$10,081
Marketable securities:
U.S. treasury bills and bonds	$5,414	$—	$—	$5,414
Corporate securities	—	1,292	—	1,292
Commercial paper	—	1,296	—	1,296
U.S. government and agency securities	—	13,081	—	13,081
	$5,414	$15,669	$—	$21,083

Long-term liabilities:
Credit Agreement Warrants	$—	$709	$—	$709
Contingent earnout liability	—	—	145	145
	$—	$709	$145	$854

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents:
Money market funds	$5,180	$—	$—	$5,180
Commercial paper	—	2,097	—	2,097
	$5,180	$2,097	$—	$7,277
Marketable securities:
U.S. treasury bills and bonds	$1,494	$—	$—	$1,494
Corporate securities	—	7,745	—	7,745
Commercial paper	—	2,576	—	2,576
U.S. government and agency securities	—	11,269	—	11,269
	$1,494	$21,590	$—	$23,084
Liabilities:
Current liabilities:
Public Warrants	$267	$—	$—	$267

Long-term liabilities:
Credit Agreement Warrants	$—	$1,831	$—	$1,831
Contingent earnout liability	—	—	349	349
	$—	$1,831	$349	$2,180

Financial Assets

The Company values its Level 1 assets, consisting of money market funds, and U.S. treasury bills and bonds, using quoted prices in active markets for identical instruments.

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

Spire Global, Inc.

Notes to Condensed Consolidated Financial Statements

(In thousands, except shares and per share data, unless otherwise noted)

(Unaudited)

Concurrently with the Offer, the Company also solicited consents from holders of the Public Warrants to amend the Warrant Agreement to permit the Company to require that each Warrant that was outstanding upon the closing of the Offer be exchanged for 0.18 shares of Class A common stock, which is a ratio 10% less than the exchange ratio applicable to the Offer (such amendment, the “Warrant Amendment”). Because consents were received from holders of more than 65% of the Company’s outstanding Public Warrants, the Warrant Amendment was approved. On December 19, 2022, the Company exercised its right to acquire and retire all remaining outstanding Public Warrants in exchange for shares of Class A common stock in accordance with the terms of the Warrant Amendment. The remaining 1,543,493 Public Warrants were exchanged on January 4, 2023 for 277,828 shares of the Company's Class A common stock. Following the exchange, none of the Warrants remain outstanding.

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

The table below quantifies the significant inputs used for the Credit Agreement Warrants:

	June 30,	December 31,
	2023	2022
Fair value of the Company’s Class A common stock	$0.52	$0.96
Exercise price	$2.01	$2.01
Risk-free interest rate	3.81%	3.88%
Expected volatility factor	55.0%	55.0%
Expected dividend yield	—%	—%
Remaining contractual term (in years)	9.0	9.1

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

The table below quantifies the significant inputs used for the contingent earnout liability:

	June 30,	December 31,
	2023	2022
Fair value of the Company’s Class A common stock	$0.52	$0.96
Risk-free interest rate	4.21%	4.16%
Expected volatility factor	55.0%	55.0%
Earnout expiration date	August 16, 2026	August 16, 2026

The following table presents a summary of the changes in the fair value of the Company’s Level 3 financial instruments that are measured at fair value on a recurring basis:

Contingent Earnout Liability
Fair value as of December 31, 2022	349
Change in fair value of contingent earnout liability	(204)
Fair value as of June 30, 2023	$145

Spire Global, Inc.

Notes to Condensed Consolidated Financial Statements

(In thousands, except shares and per share data, unless otherwise noted)

(Unaudited)

Cash and Cash Equivalents and Marketable Securities

The following tables summarize the Company's cash, cash equivalents and available-for-sale securities by significant marketable securities category:

	June 30, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$33,063	$—	$—	$33,063
Cash equivalents:
Money market funds	10,081	—	—	10,081
	$43,144	$—	$—	$43,144
Marketable Securities:
U.S. treasury bills and bonds	$5,414	$—	$—	$5,414
Corporate securities	1,292	—	—	1,292
Commercial paper	1,297	—	(1)	1,296
U.S. government and agency securities	13,076	5	—	13,081
	$21,079	$5	$(1)	$21,083

	December 31, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$39,919	$—	$—	$39,919
Cash equivalents:
Money market funds	5,180	—	—	5,180
Commercial paper	2,098	—	(1)	2,097
	$47,197	$—	$(1)	$47,196
Marketable Securities:
U.S. treasury bills and bonds	$1,495	$—	$(1)	$1,494
Corporate securities	7,771	—	(26)	7,745
Commercial paper	2,578	—	(2)	2,576
U.S. government and agency securities	11,272	—	(3)	11,269
	$23,116	$—	$(32)	$23,084

The following table represents amortized cost and estimated fair value of marketable securities, by contractual maturity:

	June 30, 2023
	Amortized Cost	Fair Value
Due in one year or less	$21,079	$21,083

In accordance with the Company's investment policy, investments are placed in investment grade securities with high credit quality issuers, and generally limit the amount of credit exposure to any one issuer. The Company evaluates securities for impairment at the end of each reporting period. The Company did not record any impairment charges related to its available-for-sale securities during the three and six months ended June 30, 2023 and 2022.

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

Under the A&R L3Harris Agreement, the Company will pay a 30% share of S-AIS data revenues for the portion of exactEarth annual S-AIS data revenue which is in excess of $16,000. No revenue share was owed to L3Harris under the A&R L3Harris Agreement, with respect to AIS Analytics sales, as of or for the three and six months ended June 30, 2023 and 2022. For the three and six months ended June 30, 2023, $1,235 and $2,488, respectively, and for the three and six months ended June 30, 2022, $1,263 and $2,515, respectively, was recognized in cost of revenue on the condensed consolidated statements of operations for the initial costs incurred to acquire exclusive access rights to data generated from satellites.

The following table summarizes the operational fees commitment under the A&R L3Harris Agreement, which includes the fixed payment obligations to L3Harris:

Years ending December 31,
Remainder of 2023	$2,150
2024	4,300
2025	4,300
2026	4,300
2027	4,300
Thereafter	15,548
$34,898

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

10.
Stock-Based Compensation

In connection with the Closing, the Company adopted the 2021 Equity Incentive Plan (the “2021 Plan”) and the 2021 Employee Stock Purchase Plan (“2021 ESPP”). The number of shares available for issuance under the 2021 Plan is increased on the first day of each fiscal year, beginning on January 1, 2022, in an amount as provided in the 2021 Plan. Pursuant to this automatic increase feature of the 2021 Plan, 7,183,969 shares were added as available for issuance thereunder on January 1, 2023. As of June 30, 2023, 6,973,836 shares were available for issuance under the 2021 Plan.

The number of shares available for issuance under the 2021 ESPP is increased on the first day of each fiscal year, beginning on January 1, 2022, in an amount as provided in the 2021 ESPP. Pursuant to this automatic increase feature of the 2021 ESPP, 1,436,793 shares were added as available for issuance thereunder on January 1, 2023. As of June 30, 2023, 4,826,139 shares were available for issuance under the 2021 ESPP.

Spire Global, Inc.

Notes to Condensed Consolidated Financial Statements

(In thousands, except shares and per share data, unless otherwise noted)

(Unaudited)

The following table summarizes stock option activity under our equity compensation plans:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term
			(in years)
Options outstanding as of December 31, 2022	19,119,405	$2.32	6.1
Granted	491,573	$0.67
Forfeited, canceled, or expired	(713,373)	$4.85
Options outstanding as of June 30, 2023	18,897,605	$2.18	5.7
Vested and expected to vest at June 30, 2023	18,897,605	$2.18	5.7
Exercisable at June 30, 2023	15,373,973	$2.10	5.2

There were no options exercised during the six months ended June 30, 2023. During the six months ended June 30, 2022, the Company received $796 in cash proceeds from options exercised during that period. The weighted-average grant date fair value of options granted during the six months ended June 30, 2023 was $0.35. There were no options granted during the six months ended June 30, 2022.

The following table summarizes restricted stock unit ("RSU") activity under the 2021 Plan:

	Number of RSUs	Weighted Average Grant Date Fair Value per Share
Outstanding as of December 31, 2022	12,380,245	$2.46
RSUs granted	7,376,525	$0.73
RSUs vested	(3,474,479)	$2.52
RSUs forfeited	(1,259,297)	$2.38
Outstanding as of June 30, 2023	15,022,994	$1.60

For RSUs with service-based vesting conditions, the fair value is calculated based upon the Company’s closing stock price on the date of grant, and the stock-based compensation expense is recognized over the applicable grant vesting term, generally four years.

As of June 30, 2023, there was $26,855 of total unrecognized compensation expense related to options and RSUs expected to be recognized over a weighted average-period of 2.21 years.

The following table summarizes the components of total stock-based compensation expense based on roles and responsibilities of the employees within the condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cost of revenue	$48	$43	$125	$120
Research and development	902	814	1,553	1,525
Sales and marketing	619	735	1,056	1,351
General and administrative	1,771	1,317	3,252	2,202
	$3,340	$2,909	$5,986	$5,198

11.
Net Loss per Share

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator:
Net loss	$(16,266)	$(38,265)	$(33,939)	$(50,057)
Denominator:
Weighted-average shares used in computing basic and diluted net loss per share	147,751,593	139,687,475	146,271,668	139,482,147
Basic and diluted net loss per share	$(0.11)	$(0.27)	$(0.23)	$(0.36)

Spire Global, Inc.

Notes to Condensed Consolidated Financial Statements

(In thousands, except shares and per share data, unless otherwise noted)

(Unaudited)

The Company has two classes of common stock, Class A and Class B. Class B common stock has no economic rights, and therefore has been excluded from the computation of basic and diluted net loss per share. Potentially dilutive securities have been excluded from the computation of diluted net loss per share as the effect would reduce net loss per share. Therefore, the weighted-average number of common shares outstanding used to calculate both basic and diluted net loss per share is the same.

The Company excluded the following potential shares of Class A common stock, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share for the three and six months ended June 30, 2023 and 2022, because including them would have had an anti-dilutive effect:

	Three and Six Months Ended June 30,
	2023	2022
Stock options and 2021 ESPP to purchase Class A common stock	19,141,419	19,705,518
Public and Private Warrants	—	18,099,992
RSUs	15,022,994	10,495,229
Credit Agreement Warrants	3,694,880	3,694,880
	37,859,293	51,995,619

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

Highlights from the Three Months Ended June 30, 2023

•
Our revenue was $26.5 million, an increase of 37% from the three months ended June 30, 2022.
•
Our annual recurring revenue ("ARR") at June 30, 2023 was $112.8 million, an increase of $27.5 million, or 32%, from our ARR at June 30, 2022.
•
We ended the quarter with 813 ARR solution customers under contract, a net increase of 32 customers from March 31, 2023. ARR net retention rate for the three months ended June 30, 2023 was 112%, up from 108% (excluding data from the Acquisition, referred to as our "organic" ARR net retention rate) in the same quarter a year ago.
•
Our gross margin increased to 64%, an improvement of 13 percentage points from the three months ended June 30, 2022.
•
Our operating loss was $11.0 million, an improvement of $5.4 million from the three months ended June 30, 2022.
•
We signed an agreement with OroraTech to build, launch and operate an eight-satellite constellation dedicated to global temperature monitoring. OroraTech has successfully operated a precursor sensor in orbit on a satellite designed, built and operated by Spire for 18 months.
•
We signed a renewed and increased contract from NASA as part of its Commercial Smallsat Data Acquisition program. The contract was increased to $6.5 million for one year of Earth observation data including: GNSS Radio Occultation, which can be assimilated into weather models; GNSS-Reflectometry, which can measure sea ice, soil moisture, and ocean surface wind speed; and space weather measurements.
•
We recently announced that Navidium will integrate Spire’s data into its Voyage Optimization & Environmental Compliance products to help users track vessel position along a route, reoptimize routes based on various conditions and automatically record environmental compliance data. Navidium is also leveraging Spire’s historical and real-time AIS data to train machine learning algorithms.

Macroeconomic and Geopolitical Impact

Over the past two years, we have been impacted by the macroeconomic environment, such as fluctuations in foreign currencies, the COVID-19 pandemic, increasing interest rates and the Russian invasion of Ukraine.

A weaker U.S. dollar relative to our foreign subsidiaries' local functional currencies for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022 impacted our revenue, since approximately one-third of our sales are transacted in foreign currencies, though it negatively impacted our expenses, since a majority of our employees reside in countries outside of the United States.

The macroeconomic environment has caused existing or potential customers to re-evaluate their decision to purchase our offerings, at times resulting in additional customer discounts, extended payment terms, longer sales cycles, and a few contract cancellations.

Increasing interest rates in the three months ended June 30, 2023 resulted in higher interest expenses, as our credit facility is based on a floating interest rate. The Russian invasion of Ukraine and the continued conflict created additional global sanctions, which at times caused scheduling shifts or launch cancellations by third-party satellite launch providers, which has delayed revenue recognition of certain sales contracts.

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

We track our progress landing new customers by measuring the number of ARR Solution Customers (as defined below) we have from one fiscal period to the next. For instance, we have increased our number of ARR Solution Customers from 692 as of June 30, 2022 to 813 as of June 30, 2023. We track our progress in expanding our customer relationships by measuring our ARR Net Retention Rate (as defined below). Our ARR Net

Retention Rate was 112% for the three months ended June 30, 2023 and our organic ARR Net Retention Rate was 108% for the three months ended June 30, 2022.

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

Investment in Growth

We continue investing in growing our business and capitalizing on our market opportunities while balancing the uncertainties from the macroeconomic environment and the geopolitical environment. We intend to continue to add headcount to our global sales and marketing teams to acquire new customers and to increase sales to existing customers. We also intend to continue to add headcount as needed to our research and development teams and otherwise invest to improve and innovate our nanosatellite, ground station and data analytics technologies. For the three months ended June 30, 2023, our spending on research and development increased by $1.5 million, or 19%, from the three months ended June 30, 2022. Our total headcount across all functions increased from 378 employees as of June 30, 2022, to 411 employees as of June 30, 2023. The costs of these investments may adversely affect our results of operations, but we believe that these investments will contribute to our long-term growth.

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

Impact of Foreign Exchange Rates

We report in U.S. dollars, and the functional currency of our foreign operating subsidiaries is the local currency, including the Euro, the British Pound, the Singapore Dollar and the Canadian Dollar. The U.S. dollar has weakened against many of these currencies since the three months ended June 30, 2022. In the three months ended June 30, 2023, approximately 26% of our revenues were generated in non-U.S. dollar-denominated currencies. The financial statements of these subsidiaries are translated into U.S. dollars using exchange rates in effect at each balance sheet date for assets and liabilities and average exchange rates during the period for revenues and expenses. To the extent we experience significant currency fluctuations, our results of operations may be impacted.

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

Our ARR growth in the three months ended June 30, 2023 was driven by landing new ARR Customers (as defined below) along with increasing the amount of business with our existing customers. This is reflected in the increase in the total number of ARR Customers as well as ARR Net Retention Rates that were over 100% for each of the three months ended June 30, 2023 and 2022. Due in part to the timing of some of our project-based contracts, including when engagements start and stop, our ARR has fluctuated from period to period in the past, and we expect our ARR to continue to fluctuate from period to period in the future. ARR is a leading indicator and accordingly will tend to outpace the revenue impact as we recognize the contract value over time.

The following table summarizes our ARR as of each period end indicated:

	As of June 30,
(dollars in thousands)	2023	2022	% Change
ARR	$112,818	$85,316	32%

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

We define an ARR Solution Customer similarly to an ARR Customer, but we count every solution the customer has with us separately. As a result, the count of ARR Solution Customers exceeds the count of ARR Customers at each period end, as some customers contract with us for multiple solutions. Our multiple solutions customers are those that are under contract for at least two of our solutions: Maritime, Aviation, Weather, and Space Services. All entities that have contracts for data trials and one-time transactions are excluded from the calculation of ARR Solution Customers.

The growth in each of our ARR Customers and ARR Solution Customers at the dates presented was driven by landing new ARR Customers across our four solutions (Maritime, Aviation, Weather and Space Services), expanding our industry and geographical footprints, and having a low number of customers who have not renewed their contracts with us. We believe that our ability to expand our customer base is a key indicator of our market penetration, the growth of our business, and our future potential business opportunities.

The following table summarizes the number of our ARR Customers and ARR Solution Customers as of each period end indicated:

	As of June 30,
	2023	2022	% Change
ARR Customers	785	667	18%
ARR Solution Customers	813	692	17%

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

The following table summarizes our ARR Net Retention Rate for the three and six months ending June 30, 2023. The ARR Net Retention Rate for the 2022 periods excludes the Acquisition data due to lack of comparable data which requires 2021 period data for renewal base calculations.

	Three Months Ended			Six Months Ended
	June 30, 2023	June 30, 2022	% Change	June 30, 2023	June 30, 2022	% Change
ARR Net Retention Rate	112%	108%	4%	110%	107%	3%

Our ARR Net Retention Rate can be impacted from period to period by large increases or decreases in customer contract value and large decreases in contract value from customers that have not renewed their contracts with us. An ARR Net Retention Rate greater than 100% is an indication that we are growing the value of the solutions our customers are purchasing from us at a fiscal period end versus the prior fiscal period end. An ARR Net Retention Rate less than 100% is an indication that we are reducing the value of the solutions our customers are purchasing from us at a fiscal period end versus the prior fiscal period end. Our ARR Net Retention Rate increased by 4% and 3% for the three and six months ended June 30, 2023, respectively, from the three and six months ended June 30, 2022. These increases reflect our "land and expand" strategy of providing existing customers with additional coverage, data sets, a variety of enhanced features and services to our customer's contracts.

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

Cost of Revenue

Cost of revenue consists primarily of personnel costs, depreciation, hosted infrastructure and high-power computing costs, third-party operating and royalty costs associated with delivering our data and services to our customers and amortization of purchased intangibles associated with the Acquisition. Personnel costs are primarily related to the cost of our employees supporting and managing our constellation operations including satellite operations, ground station control and launch management. Costs associated with the manufacture and launch of our satellites, including personnel costs, are capitalized and depreciated upon placement in service, typically over a four-year expected useful life. As satellites reach the end of their expected useful life, they are generally replaced with replenishment satellites to maintain our constellation at optimal performance. Costs associated with the acquisition and development of new ground stations, including the bill of materials and labor to install the ground station, are capitalized and depreciated upon placement in service typically over a four-year to ten-year expected useful life. We anticipate ongoing capital spending to repair and replenish ground stations as they reach their end of expected useful life to keep our ground station network at optimal performance. Our proprietary ground station network is primarily located in third-party locations where we incur lease and other operational charges. Cost of revenue also includes royalties associated with third-party data sets that we integrate into our data solutions.

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

Loss on Decommissioned Satellites. Loss on decommissioned satellites consist of the write-off of the remaining capitalized costs associated with the manufacture and launch of our satellites prior to the end of the satellite’s useful life. We contract with third-party companies to launch, carry and deploy our satellites into space. A loss could result from a third-party launch or deployer failure, a technical failure of the satellite, or the deorbit or decommissioning of a satellite before the end of the satellite’s useful life. A technical failure could include a satellite that is not able to communicate with our network of ground stations or fulfill its intended technical mission for a duration greater than one month. The loss amount is presented net of any insurance proceeds received. Due to the nature of these events, we cannot predict the magnitude or frequency of future satellite deorbit and launch failure losses. While we sometimes purchase launch insurance when financially practical, the proceeds from these policies will typically only cover a portion of our loss in the event of an unplanned satellite deorbit or launch failure. We incurred a $0.5 million loss on decommissioned satellites in the three and six months ended June 30, 2023. We did not incur any such loss in the three and six months ended June 30, 2022.

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

Other Expense, Net. Other Expense, net consists primarily of tax credits, grant income, share of equity investment loss, sales and local taxes, and write-off of certain prepaid assets. We use the local currency as our functional currency for Luxembourg, United Kingdom, Singapore and Canada.

Income Tax Provision

Provision for income taxes consists of federal income taxes in the United States and income taxes in certain foreign jurisdictions. We do not provide for income taxes on undistributed earnings of our foreign subsidiaries since we intend to invest these earnings outside of the United States permanently. We account for income taxes using the asset and liability method, whereby deferred tax assets and liabilities are recognized based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted rates and laws that will be in effect when the differences are expected to reverse.

Results of Operations

Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022 and Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022

The following tables set forth selected condensed consolidated statements of operations data for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Revenue	$26,493	$19,395	$50,661	$37,465
Cost of revenue(1)	9,633	9,573	19,993	19,419
Gross profit	16,860	9,822	30,668	18,046
Operating expenses(1):
Research and development	9,752	8,225	19,415	16,882
Sales and marketing	6,729	6,728	13,579	13,633
General and administrative	10,899	11,274	22,669	23,958
Loss on decommissioned satellites	472	—	472	—
Total operating expenses	27,852	26,227	56,135	54,473
Loss from operations	(10,992)	(16,405)	(25,467)	(36,427)
Other income (expense):
Interest income	636	106	1,201	120
Interest expense	(4,709)	(2,785)	(9,287)	(5,828)
Change in fair value of contingent earnout liability	128	2,370	204	9,253
Change in fair value of warrant liabilities	357	3,897	1,103	9,732
Foreign exchange	(435)	(2,605)	—	(22,510)
Loss on extinguishment of debt	—	(22,510)	589	(3,540)
Other expense, net	(1,038)	(271)	(1,800)	(505)
Total other expense, net	(5,061)	(21,798)	(7,990)	(13,278)
Loss before income taxes	(16,053)	(38,203)	(33,457)	(49,705)
Income tax provision	213	62	482	352
Net loss	$(16,266)	$(38,265)	$(33,939)	$(50,057)
(1)
Includes stock-based compensation as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Cost of revenue	$48	$43	$125	$120
Research and development	902	814	1,553	1,525
Sales and marketing	619	735	1,056	1,351
General and administrative	1,771	1,317	3,252	2,202
Total stock-based compensation	$3,340	$2,909	$5,986	$5,198

Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in thousands)	2023	2022	% Change	2023	2022	% Change
Revenue	$26,493	$19,395	37%	$50,661	$37,465	35%

Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022

Total revenue increased $7.1 million, or 37%, driven primarily by the growth in the number of ARR Customers combined with our ARR Net Retention Rate greater than 100%. Our ARR Customers increased 18%, from 667 as of June 30, 2022 to 785 as of June 30, 2023, which contributed to an increase in revenue from new customers. Our ARR Net Retention Rate was 112% for the three months ended June 30, 2023, which contributed to an increase in revenue from our existing customer base.

For the three months ended June 30, 2023, we derived 60% of our revenue from the Americas, 30% of our revenue from Europe, Middle East, Africa (“EMEA”) and 10% of our revenue from Asia Pacific (“APAC”). For the three months ended June 30, 2022, we derived 45% of our revenue from the Americas, 38% of our revenue from EMEA and 18% of our revenue from APAC. For the three months ended June 30, 2023, we derived 73% of our revenue from subscription arrangements, compared to 67% for the three months ended June 30, 2022. This percentage mix can fluctuate significantly from period to period driven primarily by the timing of the non-subscription revenue recognition in our contracts.

Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022

Total revenue increased $13.2 million, or 35%, driven primarily by the growth in the number of ARR Customers combined with our ARR Net Retention Rate greater than 100%. Our ARR Customers increased 18%, from 667 as of June 30, 2022 to 785 as of June 30, 2023, which contributed to an increase in revenue from new customers. Our ARR Net Retention Rate was 110% for the six months ended June 30, 2023, which contributed to an increase in revenue from our existing customer base.

For the six months ended June 30, 2023, we derived 57% of our revenue from the Americas, 33% of our revenue from EMEA and 10% of our revenue from APAC. For the six months ended June 30, 2022, we derived 43% of our revenue from the Americas, 41% of our revenue from EMEA and 16% of our revenue from APAC. For the six months ended June 30, 2023, we derived 75% of our revenue from subscription arrangements, compared to 67% for the six months ended June 30, 2022. This percentage mix can fluctuate significantly from period to period driven primarily by the timing of the non-subscription revenue recognition in our contracts.

For the three months and six months ended June 30, 2023, our increase in the number of ARR Customers was driven by our continued spending on sales and marketing activities, the geographical expansion of our sales efforts into new countries and/or regions and the development and rollout of new data solutions. Our ARR Net Retention Rate greater than 100% was driven by further expansion with our existing customers by adding coverage, data sets and a variety of enhanced features and services to our customers’ contracts with us.

Over time, we expect the mix of our total revenue in the Americas and APAC to continue to increase with additional sales and marketing focus in those regions.

Cost of Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in thousands)	2023	2022	% Change	2023	2022	% Change
Total cost of revenue	$9,633	$9,573	1%	$19,993	$19,419	3%
Gross profit	16,860	9,822	72%	30,668	18,046	70%
Gross margin	64%	51%	13%	61%	48%	13%
Headcount (at end of period)	31	40	(23)%	31	40	(23)%

Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022

Cost of revenue increased $0.1 million, or 1%, primarily driven by an increase in depreciation expense of $0.3 million, an increase in third-party royalty costs of $0.2 million, and an increase in ground station expenses of $0.1 million, partially offset by a decrease in computing costs of $0.2 million, a decrease in other miscellaneous expenses of $0.2 million and a decrease in personnel costs of $0.1 million. Depreciation expense increased from the prior period, driven by replacement of retired constellation satellites which were fully depreciated and the addition of Space Services solution satellites. The increase in third-party royalty costs was driven by an increase in sales activity, resulting in higher payments to third-party data set providers as they augment our data solutions. The decrease in computing costs was driven by cloud platform efficiencies. The decrease in personnel costs was driven by overall reduction in headcount.

Gross margin for the three months ended June 30, 2023 and 2022 was 64% and 51%, respectively. The increase in the three months ended June 30, 2023 compared to the three months ended June 30, 2022 was driven primarily by higher revenue. This metric can fluctuate significantly from period to period driven primarily by the timing of the revenue as well as the timing of our technology investments to support future revenue.

Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022

Cost of revenue increased $0.6 million, or 3%, primarily driven by an increase in third-party royalty costs of $0.4 million, an increase in depreciation expense of $0.3 million, and an increase in ground station expenses of $0.3 million, partially offset by a decrease in computing costs of $0.2 million, a decrease in personnel costs of $0.1 million, and a decrease in other miscellaneous expenses of $0.1 million. The increase in third-party royalty costs was driven by an increase in sales activity, resulting in higher payments to third-party data set providers as they augment our data solutions.

Depreciation expense increased from the prior period driven by replacement of retired constellation satellites which were fully depreciated and the addition of Space Services solution satellites. The increase in ground station expenses was driven by higher operating costs on the addition of incremental capacity to improve overall data latency. The decrease in computing costs was driven by cloud platform efficiencies. The decrease in personnel costs was driven by overall reduction in headcount.

Gross margin for the six months ended June 30, 2023 and 2022 was 61% and 48%, respectively. The increase in the six months ended June 30, 2023 compared to the six months ended June 30, 2022 was driven primarily by higher revenue. This metric can fluctuate significantly from period to period driven primarily by the timing of the revenue as well as the timing of our technology investments to support future revenue.

We expect cost of revenue, including depreciation and amortization expenses, third-party operating costs and royalties and high-powered computing costs, to increase in absolute dollars as our business grows.

Operating Expenses

Operating expenses consist of our research and development, our sales and marketing and our general and administrative expenses, as well as loss on decommissioned satellites in some periods. As we continue to invest in our growth, including through hiring additional personnel, we expect our operating expenses to increase in absolute dollars as revenue grows; however, we expect our operating expenses as a percentage of revenue to decrease over time.

Research and Development

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in thousands)	2023	2022	% Change	2023	2022	% Change
Research and development	$9,752	$8,225	19%	$19,415	$16,882	15%
Percentage of total revenue	37%	42%		38%	45%
Headcount (at end of period)	210	187	12%	210	187	12%

Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022

Research and development expenses increased $1.5 million, or 19%, primarily driven by an increase in personnel costs of $1.2 million, an increase in other miscellaneous operating expenses of $0.2 million, and an increase in travel and entertainment expenses of $0.1 million. The increase in personnel costs was driven by overall growth in headcount. The increase in travel and entertainment expenses was driven by eased COVID-19 restrictions.

Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022

Research and development expenses increased $2.5 million, or 15%, primarily driven by an increase in personnel costs of $2.3 million, an increase in travel and entertainment expenses of $0.3 million, and an increase in contractor expenses of $0.2 million, partially offset by a decrease in consulting expenses of $0.3 million. The increase in personnel costs was driven by overall growth in headcount. The increase in travel and entertainment expenses was driven by eased COVID-19 restrictions. The increase in contractor expenses was driven by technical resources required to enhance infrastructure security. The decrease in consulting expenses was driven by a reduction of external technical resources, and a shift to internal resources, to support new development processes and capabilities.

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

Sales and Marketing

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in thousands)	2023	2022	% Change	2023	2022	% Change
Sales and marketing	$6,729	$6,728	0%	$13,579	$13,633	(0)%
Percentage of total revenue	25%	35%		27%	36%
Headcount (at end of period)	78	70	11%	78	70	11%

Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022

Sales and marketing expenses were materially unchanged, as an increase in personnel costs of $0.6 million and an increase in marketing expenses of $0.3 million were almost fully offset by a decrease in amortization expenses of $0.8 million and a decrease in other miscellaneous operating expenses of $0.1 million. The increase in personnel costs was driven by overall growth in headcount. The increase in marketing expenses was driven by growth in our expenditures for demand generation, brand awareness and public relations. The decrease in amortization expenses was due to the completion of purchased intangible amortization from the Acquisition, which was completed in the three-month period ended December 31, 2022.

Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022

Sales and marketing expenses decreased $0.1 million, or 0%, primarily driven by a decrease in amortization expenses of $1.6 million and a decrease in other miscellaneous operating expenses of $0.1 million, mostly offset by an increase in bad debt expenses of $0.7 million, an increase in personnel costs of $0.6 million, and an increase in travel and entertainment expense of $0.3 million. The decrease in amortization expenses was due to the completion of purchased intangible amortization from the Acquisition, which was completed in the three-month period ended December 31, 2022. The increase in bad debt expenses was driven by a charge taken for a specific customer reserve. The increase in personnel costs was driven by overall growth in headcount. The increase in travel and entertainment expenses was driven by eased COVID-19 restrictions.

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

General and Administrative

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in thousands)	2023	2022	% Change	2023	2022	% Change
General and administrative	$10,899	$11,274	(3)%	$22,669	$23,958	(5)%
Percentage of total revenues	41%	58%		45%	64%
Headcount (at end of period)	92	81	14%	92	81	14%

Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022

General and administrative expenses decreased $0.4 million, or 3%, primarily driven by a decrease in business insurance costs of $0.8 million, a decrease in professional services fees of $0.6 million, and a decrease in other miscellaneous operating expenses of $0.1 million, partially offset by an increase in software expenses of $0.4 million, an increase in personnel costs of $0.4 million, and an increase in facilities expenses of $0.3 million. The decrease in business insurance costs was driven by an improvement in annual rates. The decrease in professional services fees was driven by lower third-party accounting, legal and other consulting services as compared to the prior year quarter when there were increased costs related to the Acquisition and the Merger. The increase in software expenses was driven by headcount growth and scaling of operations. The increase in personnel costs was driven by overall headcount growth. The increase in facilities expenses was driven by overall headcount growth.

Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022

General and administrative expenses decreased $1.3 million, or 5%, primarily driven by a decrease in professional services fees of $2.1 million and a decrease in business insurance costs of $1.7 million, partially offset by an increase in personnel costs of $1.4 million, an increase in software expenses of $0.6 million, an increase in facilities expenses of $0.4 million, and an increase in other miscellaneous operating expenses of $0.1 million. The decrease in professional services fees was driven by lower third-party accounting, legal and other consulting services as compared to the prior year quarter when there were increased costs related to the Acquisition and the Merger. The decrease in business insurance costs was driven by an improvement in annual rates. The increase in personnel costs was driven by overall headcount growth. The increase in software expenses was driven by headcount growth and scaling of operations. The increase in facilities expenses was driven by overall headcount growth.

We expect our general and administrative expenses to generally grow in absolute dollars in future periods as our employee-related expenses increase to support our revenue growth; however, we expect our general and administrative expenses as a percentage of revenue to decrease as revenue growth exceeds our increases in general and administrative spend.

Loss on Decommissioned Satellites

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in thousands)	2023	2022	% Change	2023	2022	% Change
Loss on decommissioned satellites	$472	$—	*	$472	$—	*
Percentage of total revenues	2%	—%	*	1%	—%	*

*Not Meaningful

In the three and six months ended June 30, 2023 we recognized a non-cash expense of $0.5 million on decommissioned satellites due to the deorbit of two satellites prior to completion of their useful lives. There were no satellites decommissioned or impaired in the three and six months ended June 30, 2022.

Due to the nature of these events, we cannot predict the magnitude or frequency of future decommissioning losses. While we sometimes purchase launch insurance when financially practical, the proceeds from these policies will typically only cover a portion of our loss in the event of an unplanned satellite deorbit or launch failure.

Other Income (Expense)

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in thousands)	2023	2022	% Change	2023	2022	% Change
Interest income	$636	$106	500%	$1,201	$120	901%
Interest expense	$(4,709)	$(2,785)	69%	$(9,287)	$(5,828)	59%
Change in fair value of contingent earnout liability	$128	$2,370	(95)%	$204	$9,253	(98)%
Change in fair value of warrant liabilities	$357	$3,897	(91)%	$1,103	$9,732	(89)%
Foreign exchange	$(435)	$(2,605)	(83)%	$589	$(3,540)	(117)%
Loss on extinguishment of debt	$—	$(22,510)	*	$—	$(22,510)	*
Other expense, net	$(1,038)	$(271)	283%	$(1,800)	$(505)	256%

*Not Meaningful

Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022

Interest income increased by $0.5 million as we shifted more liquid assets into short-term marketable securities that carried higher overall interest rates.

Interest expense increased $1.9 million, or 69%, primarily as a result of incurring higher interest and amortized debt issuance costs associated with our Blue Torch term loan.

Change in fair value of contingent earnout liability was a gain of $0.1 million in the three months ended June 30, 2023 compared to a gain of $2.4 million in the three months ended June 30, 2022, a reduction of 95%. The $0.1 million gain in the three months ended June 30, 2023 was primarily driven by the decline in the fair value of the liability as the underlying stock price has declined. For additional information, see Notes 2 and 8 to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q and Notes 2, 3 and 10 to our consolidated financial statements included in our 2022 Form 10-K.

Change in fair value of warrant liabilities was a gain of $0.4 million in the three months ended June 30, 2023 compared to a gain of $3.9 million in the three months ended June 30, 2022, a reduction of 91%. The $0.4 million gain in the three months ended June 30, 2023 was primarily driven by changes in the fair market value assessment of our public and private warrants. For additional information, see Notes 2, 6 and 8 to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q and Notes 2, 10 and 13 to our consolidated financial statements included in our 2022 Form 10-K.

We recognized a foreign exchange loss of $0.4 million in the three months ended June 30, 2023 compared to a foreign exchange loss of $2.6 million in the three months ended June 30, 2022. The loss of $0.4 million in the three months ended June 30, 2023 was driven by the strengthening of the U.S. dollar during the quarter relative to the local currencies of our subsidiaries, namely the Euro, British Pound Sterling, Singapore Dollar, and Canadian Dollar and the impact on the customer receivables recorded upon initial sale.

We had no loss on extinguishment of debt in the three months ended June 30, 2023 compared to a $22.5 million loss in the three months ended June 30, 2022. The loss in the previous year period was driven by the acceleration of unamortized debt issuance costs and other administrative expenses associated with the extinguishment of the loan under the credit agreement with FP Credit Partners, L.P. as agent for several lenders (the "FP Term Loan"), in June 2022.

Other expense, net increased by $0.8 million, or 283%, primarily driven by a $1.1 million expense taken for write-down of a Virgin Orbit launch prepayment, partially offset by $0.3 million of lower state tax expense.

Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022

Interest income increased by $1.1 million as we shifted more liquid assets into short-term marketable securities that carried higher overall interest rates.

Interest expense increased $3.5 million, or 59%, primarily as a result of incurring higher interest and amortized debt issuance costs associated with our Blue Torch term loan.

Change in fair value of contingent earnout liability was a gain of $0.2 million in the six months ended June 30, 2023 compared to a gain of $9.3 million in the six months ended June 30, 2022, a reduction of 98%. The $0.2 million gain in the six months ended June 30, 2023 was primarily driven by the decline in the fair value of the liability as the underlying stock price has declined. For additional information, see Notes 2 and 8 to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q and Notes 2, 3 and 10 to our consolidated financial statements included in our 2022 Form 10-K.

Change in fair value of warrant liabilities was a gain of $1.1 million in the six months ended June 30, 2023 compared to a gain of $9.7 million in the six months ended June 30, 2022, a reduction of 89%. The $1.1 million gain in the three months ended June 30, 2023 was primarily driven by changes in the fair market value assessment of our public and private warrants. For additional information, see Notes 2, 6 and 8 to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q and Notes 2, 10 and 13 to our consolidated financial statements included in our 2022 Form 10-K.

We recognized a foreign exchange gain of $0.6 million in the six months ended June 30, 2023 compared to a foreign exchange loss of $3.5 million in the six months ended June 30, 2022. The gain of $0.6 million in the six months ended June 30, 2023 was driven by the weakening of the U.S. dollar during the quarter relative to the local currencies of our subsidiaries, namely the Euro, British Pound Sterling, Singapore Dollar, and Canadian Dollar and the impact on the customer receivables recorded upon initial sale.

We had no loss on extinguishment of debt in the six months ended June 30, 2023 compared to a $22.5 million loss in the six months ended June 30, 2022. The loss in the previous year period was driven by the acceleration of unamortized debt issuance costs and other administrative expenses associated with the extinguishment of the FP Term Loan.

Other expense, net increased by $1.3 million, or 257%, primarily driven by a $1.1 million expense taken for write-down of a Virgin Orbit launch prepayment and $0.2 million of higher state tax.

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

Income Tax Provision

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in thousands)	2023	2022	% Change	2023	2022	% Change
Income tax provision	$213	$62	244%	$482	$352	37%

Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022

Income taxes increased by $0.2 million, or 244%, primarily driven by a higher tax provision for our U.K. subsidiary.

Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022

Income taxes increased by $0.1 million, or 37%, primarily driven by a higher tax provision for our U.K. subsidiary.

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
•
Stock-based compensation. We exclude stock-based compensation expenses primarily because they are non-cash expenses that we exclude from our internal management reporting processes. We also find it useful to exclude these expenses when we assess the appropriate level of various operating expenses and resource allocations when budgeting, planning, and forecasting future periods. Moreover, because of varying available valuation methodologies, subjective assumptions and the variety of award types that companies can use under FASB ASC Topic 718, Stock Compensation, we believe excluding stock-based compensation expenses allows investors to make meaningful comparisons between our recurring core business results of operations and those of other companies.
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
•
Amortization of purchased intangibles. We incur amortization expense for purchased intangible assets in connection with acquisitions of certain businesses and technologies. Amortization of intangible assets is a non-cash expense and is inconsistent in amount and frequency because it is significantly affected by the timing, size of acquisitions and the inherent subjective nature of purchase price allocations. Because these costs have already been incurred and cannot be recovered, and are non-cash expenses, we exclude these expenses for our internal management reporting processes. Our management also finds it useful to exclude these charges when assessing the appropriate level of various operating expenses and resource allocations when budgeting, planning and forecasting future periods. It is important to note that while this amortization expense is excluded for purposes of non-GAAP presentation, the revenue of the acquired businesses is reflected in the non-GAAP measures and that the assets contribute to revenue generation.
•
Other acquisition accounting amortization. We incur amortization expense for purchased data rights in connection with the acquisition of exactEarth and certain technologies. Amortization of this asset is a non-cash expense that can be significantly affected by the inherent subjective nature of the assigned value and useful life. Because this cost has already been incurred and cannot be recovered, and is a non-cash expense, we exclude this expense for its internal management reporting processes. Our management also finds it useful to exclude this charge when assessing the appropriate level of various operating expenses and resource allocations when budgeting, planning and forecasting future periods. It is important to note that while this expense is excluded for purposes of non-GAAP presentation, the revenue of the acquired companies is reflected in the non-GAAP measures and that the assets contribute to revenue generation.
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

The following table outlines the reconciliation from net loss to Adjusted EBITDA for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Net loss	$(16,266)	$(38,265)	$(33,939)	$(50,057)
Depreciation & amortization	3,967	4,507	7,883	9,341
Interest, net	4,073	2,679	8,086	5,708
Taxes	213	62	482	352
EBITDA	(8,013)	(31,017)	(17,488)	(34,656)
Change in fair value of contingent earnout liability	(128)	(2,370)	(204)	(9,253)
Change in fair value of warrant liabilities	(357)	(3,897)	(1,103)	(9,732)
Foreign exchange loss (gain)	435	2,605	(589)	3,540
Loss on extinguishment of debt	—	22,510	—	22,510
Other expense, net	1,038	271	1,800	505
Stock-based compensation	3,340	2,909	5,986	5,198
Mergers and acquisition related expenses	—	1,514	1,015	4,528
Loss on decommissioned satellites	472	—	472	—
Other acquisition accounting amortization	170	174	336	357
Adjusted EBITDA	$(3,043)	$(7,301)	$(9,775)	$(17,003)

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

Liquidity and Capital Resources

Our principal sources of liquidity to fund our operations are from cash and cash equivalents, and marketable securities which totaled $64.2 million as of June 30, 2023, mainly from net proceeds from the Merger (as defined below), borrowings under the Blue Torch Credit Facility (as defined below), the issuance of convertible notes, and the sale of common stock under the Equity Distribution Agreement with Canaccord Genuity LLC, as sales agent (the "Equity Distribution Agreement"). Of the $64.2 million total, $43.1 million was in cash and cash equivalents of which approximately $17.0 million was held outside of the United States. The remaining $21.1 million was held in short-term marketable securities, all of which was held in the United States and which can be converted to cash with minimal transaction costs. These amounts compare to cash and cash equivalents, and marketable securities of $72.6 million as of March 31, 2023, of which $46.9 million was in cash and cash equivalents with $19.4 million held outside of the United States. The remaining $25.7 million was held in short-term marketable securities. The cash and cash equivalent amounts are exclusive of restricted cash which totaled $0.5 million as of June 30, 2023 and $0.4 as of March 31, 2023.

On March 10, 2023, Silicon Valley Bank (“SVB”) was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (“FDIC”) as receiver. On March 13, 2023, the FDIC announced that it had transferred all deposits – both insured and uninsured – and substantially all assets of the former SVB to a newly created, full-service FDIC-operated “bridge bank” called Silicon Valley Bank, N.A. On March 27, 2023, First Citizens Bank & Trust Company ("First Citizens Bank") announced that it had entered into an agreement with the FDIC to purchase Silicon Valley Bridge Bank, N.A., which now operates as a division of First Citizens Bank. We continue to diversify our cash across multiple banks and institutions to ensure liquidity and access to operating funds.

Since our inception, we have been in an operating cash flow deficit as we have made significant investments in our technology infrastructure, built out our research and development foundation, grown sales and marketing resources to drive revenue, and scaled general and administrative functions to enable operating effectiveness.

We expect that our principal source of liquidity will be our cash and cash equivalents balance which includes the proceeds received from the Merger, the additional convertible notes issued, the Blue Torch Credit Facility and the Equity Distribution Agreement. We believe this will be sufficient to meet our working capital and capital expenditure needs over at least the next 12 months. Our future capital requirements will depend on many factors including our growth rate, the timing and extent of spending to support solution development efforts, the expansion of sales and marketing activities, the ongoing investments in technology infrastructure, the introduction of new and enhanced solutions, and the continuing market acceptance of our solutions. From time to time, we may seek additional equity or debt financing to fund capital expenditures, strategic initiatives or investments and our ongoing operations. In the event that we decide, or are required, to seek additional financing from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, financial condition, and results of operations could be adversely affected.

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

The $120.0 million term loan was available and drawn at closing, of which $19.7 million was placed in an escrow account by Blue Torch with such amount to be released upon our achieving certain metrics related to annualized recurring revenue and a total annualized recurring revenue leverage ratio. These metrics were achieved and the $19.7 million was released from the escrow account and delivered to us in February 2023. The term loan accrues interest at a floating rate, to be based, at our election, on either a reference rate or a 3-month Term Secured Overnight Financing Rate ("SOFR") rate (subject to a 1.0% floor), plus an interest rate margin of 7.0% for reference rate borrowings and 8.0% for 3-month Term SOFR borrowings, plus an incremental Term SOFR margin of 0.26161%. We elected the Term SOFR rate which was 13.5032% as of June 30, 2023. Principal on the term loan is only payable at maturity and interest on the term loan is due and payable monthly for reference rate borrowings and quarterly for Term SOFR borrowings. We are also required to pay other customary fees and costs in connection with the Blue Torch Credit Facility, including a commitment fee in an amount equal to $2.4 million on the closing date, a $0.3 million agency fee annually and an exit fee in an amount equal to $1.8 million upon termination of the Blue Torch Financing Agreement.

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

The Blue Torch Financing Agreement contains customary affirmative covenants and customary negative covenants limiting our ability and the ability of our subsidiaries to, among other things, dispose of assets, undergo a change in control, merge or consolidate, make acquisitions, incur debt, incur liens, pay dividends, repurchase stock and make investments, in each case subject to certain exceptions. We must also comply with a maximum debt to annualized recurring revenue leverage ratio financial covenant tested monthly during the first two years of the Blue Torch Financing Agreement, a maximum debt to EBITDA leverage ratio financial covenant tested monthly during the third and fourth years of the Blue Torch Financing Agreement and a minimum liquidity financial covenant tested at all times. As of June 30, 2023, we were in compliance with all applicable financial covenants under the Blue Torch Financing Agreement.

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

FP Credit Agreement

On April 15, 2021, we entered into a credit agreement with FP Credit Partners, L.P., as agent for several lenders (the “FP Lenders”) (as amended on May 17, 2021, the “FP Credit Agreement”), for a $70.0 million term loan facility. Upon funding in May 2021, the FP Term Loan was used (i) to pay off our existing credit facilities with Eastward Fund Management, LLC and European Investment Bank and (ii) to fund working capital and for general corporate purposes. We incurred $12.3 million of debt issuance costs relating to the FP Term Loan. The FP Lenders were also entitled to a commitment fee of $1.75 million that was fully earned and paid upon signing the FP Credit Agreement. At the time of repayment, the FP Term Loan bore interest at a rate of 9.00% per annum. Prior to the Merger, the FP Term Loan bore interest at a rate of 8.50% per annum. Since the FP Lenders elected to exercise their conversion right in connection with the Merger, and we chose not to prepay the remaining, non-converted outstanding principal amount of the FP Term Loan at the closing of such transaction, our interest rate under the FP Term Loan increased to 9.0% per annum.

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

The FP Credit Agreement contained customary affirmative and negative covenants, including covenants that limited our ability and our subsidiaries’ ability to, among other things, incur additional indebtedness, grant liens, make investments, pay dividends or other distributions on our capital stock, dispose of assets, consummate mergers or acquisitions and enter into transactions with affiliates, subject in each case to customary exceptions and qualifications. Prior to the consummation of a Qualifying IPO (as defined in the FP Credit Agreement), which included the Merger, we were required to maintain, as of the last day of each fiscal quarter, minimum unrestricted cash of at least $15.0 million, as determined in accordance with the FP Credit Agreement, provided that this covenant did not apply following any fiscal quarter in which we achieved positive EBITDA so long as we continued to maintain positive EBITDA in subsequent fiscal quarters. After the Merger, we were no longer required to maintain this financial covenant per the terms of the FP Credit Agreement.

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

Government Loan

As part of the Acquisition in November 2021, we assumed a loan agreement with the Strategic Innovation Fund ("SIF") which was recorded at fair value of the debt. As of June 30, 2023, $5.1 million was included in long-term debt, non-current on our unaudited condensed consolidated balance sheets related to the SIF loan agreement. Under this agreement and subsequent amendment, we are eligible to receive funding for certain expenditures incurred from February 13, 2018 to May 12, 2023, up to a maximum of $5.7 million. The loan is repayable in 15 annual payments beginning February 28, 2026 and has a stated interest rate of zero.

For additional information, see Note 6 to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Equity Distribution Agreement

On September 14, 2022, we entered into the Equity Distribution Agreement with Canaccord Genuity LLC, as sales agent. In accordance with the terms of the Equity Distribution Agreement, we may offer and sell shares of our Class A common stock having an aggregate offering price of up to $85.0 million from time to time through the agent pursuant to a registration statement on Form S-3, which became effective on September 26, 2022. In June 2023, we sold approximately 17.3 million shares of our Class A common stock through this arrangement, resulting in net proceeds of $7.9 million. As of June 30, 2023, approximately $76.8 million of shares were remaining, but had not yet been sold, under the Equity Distribution Agreement.

Cash Flows

The following table summarizes our net cash used in operating activities, net cash used in investing activities, and net cash provided by financing activities for the periods indicated:

	Six Months Ended June 30,
(in thousands)	2023	2022
Net cash used in operating activities	$(22,591)	$(32,494)
Net cash used in investing activities	$(10,122)	$(33,103)
Net cash provided by financing activities	$28,174	$25,634

Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022

Cash Flows from Operating Activities

Our largest source of operating cash inflows is cash collections from our customers. Our primary uses of cash from operating activities are for employee-related expenditures, expenses related to our technology infrastructure, expenses related to our computing infrastructure (including computing power, database storage and content delivery costs), building infrastructure costs (including leases for office space), fees for third-party services, and marketing program costs.

Net cash used in operating activities for the six months ended June 30, 2023 was $22.6 million. This reflected our net loss of $33.9 million, adjustments for non-cash items of $15.0 million and a net decrease in our operating assets and liabilities of $3.6 million. Non-cash items primarily included $7.9 million of depreciation and amortization expense, $6.0 million of stock-based compensation, $1.1 million of amortization of operating lease right-of-use assets, $1.1 million of debt issuance amortization costs, $0.5 million of loss on decommissioned satellites, partially offset by a $1.1 million change in fair value of warrant liability, and a $0.2 million change in fair value of contingent earnout liability. Changes in operating assets and liabilities that increased net cash used in operating activities in the six months ended June 30, 2023 primarily included a $6.4 million increase in accounts receivable, net, a $2.5 million decrease in accounts payable, a $1.5 million increase in contract assets, and a $0.9 million decrease in operating lease liabilities. This was partially offset by a $5.5 million increase in contract liabilities, a $0.8 million decrease in other long-term assets, a $0.8 million increase in other accrued expenses, a $0.4 million increase in accrued wages and benefits, and a $0.3 million decrease in other current assets.

Net cash used in operating activities for the six months ended June 30, 2022 was $32.5 million. This reflected our net loss of $50.1 million, adjustments for non-cash items of $21.6 million, and a net decrease in our operating assets and liabilities of $4.1 million. Non-cash items primarily included a $22.3 million loss on extinguishment of debt, $9.3 million of depreciation and amortization expense, $5.2 million of stock-based compensation, $2.7 million of debt issuance amortization expense, and a $1.1 million reduction of operating lease right-of-use assets, offset by $9.7 million change in fair value of warrant liability and a $9.3 million change in fair value of earnout consideration. Changes in operating assets and liabilities that increased net cash used in operating activities in the six months ended June 30, 2022 primarily included a $6.7 million increase in accounts receivable, a $2.8 million decrease in accounts payable, a $2.4 million increase in contract assets, a $1.7 million decrease in accrued wages and benefits, and a $0.6 million decrease in operating lease liabilities. This was partially offset by a $4.4 million increase in contract liabilities, a $3.2 million decrease in other current assets, a $1.8 million increase in other accrued expenses, and a $0.8 million decrease in other long-term assets.

Cash Flows from Investing Activities

The cash flows from investing activities primarily relate to cash used for business acquisitions, the procurement, development, and deployment of capital assets, including satellites, ground stations, machinery and equipment, furniture, computer equipment and software, and leasehold improvements.

Net cash used in investing activities for the six months ended June 30, 2023 was $10.1 million. This was driven by purchases of $25.8 million in short-term investments and $12.7 million of investment in property and equipment, partially offset by $28.4 million in maturities of short-term investments.

Net cash used in investing activities for the six months ended June 30, 2022 was $33.1 million. This was driven by $20.6 in short-term investments and $12.5 million of investment for property and equipment.

Cash Flows from Financing Activities

The cash flows from financing activities relate primarily to net proceeds from the issuance of long term debt, convertible notes and Class A common stock.

Net cash provided by financing activities for the six months ended June 30, 2023 was $28.2 million. This was driven by $19.9 million of proceeds from long-term debt, $7.9 million of proceeds from issuance of common stock under the Equity Distribution Agreement, and $0.4 million of proceeds from our employee stock purchase plan. Long term debt proceeds were driven by the second tranche of the Blue Torch loan transaction.

Net cash provided by financing activities for the six months ended June 30, 2022 was $25.6 million. This was driven by $100.4 million of proceeds from long-term debt, $0.8 million of proceeds from exercise of stock options and $0.3 million of proceeds from our employee stock purchase plan, partially offset by $71.5 million of payments on long-term debt, and $4.3 million of payments of debt issuance costs. The long term debt and debt issuance cost items were driven by the Blue Torch loan transaction.

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

We have experienced and will continue to experience fluctuations in our net loss as a result of gains or losses related to revaluing certain asset and current liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. For the three months ended June 30, 2023 and 2022, we had a loss of $0.4 million and a loss of $2.6 million, respectively, due to changes in foreign currency exchange rates. A hypothetical 10% strengthening or weakening of the U.S. dollar relative to the currencies in which our revenue and expenses are denominated would have resulted in an increase or decrease, respectively, in our reported three months ended June 30, 2023, pre-tax loss of approximately $0.7 million.

Interest Rate Sensitivity

As of June 30, 2023, we had cash and cash equivalents totaling $43.1 million, which were held primarily in demand deposit accounts, and investment in short-term marketable securities of $21.1 million. The cash and cash equivalents are held for working capital purposes or strategic investment purposes.

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

Inflation Risk

We are exposed to inflation risk. Inflationary factors, such as increases in component parts, labor and other overhead expenses, could impair our operating results. Although there has been a significant increase in inflation in recent periods, it has not had a substantial impact on our results of operations for the three months ended June 30, 2023 or 2022. However, a higher rate of inflation in the future may have a negative impact on our operational and capital expenditures which we may not be able to pass along as cost increases to our customers.

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

We performed an evaluation under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule(s) 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2023. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of June 30, 2023 because of the material weaknesses in internal control over financial reporting described below.

Notwithstanding the material weaknesses described below, our management has concluded that our condensed consolidated financial statements for the periods covered by and included in this Quarterly Report are prepared in accordance with GAAP and fairly present, in all material respects, our financial position, results of operations and cash flows for each of the periods presented herein.

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

We have made progress to address the material weaknesses related to the control environment, as described below:

Key Professionals
In fiscal 2022 and continuing to date, we identified and hired a number of professionals with appropriate levels of internal controls and accounting knowledge to improve the overall domestic and international financial accounting and reporting departments. The positions hired include chief accounting officer, director of accounting and Americas controller, director of technical accounting, accounting manager, senior accountant, senior financial systems manager and staff accountant. In addition, we engaged with external consultants to provide technical accounting and financial systems services. The Company continues to monitor personnel requirements and expertise needed to have an effective control environment, including providing necessary ongoing training to its finance and accounting personnel.

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

Segregation of Duties
We designed and implemented controls over the segregation of duties related to journal entries and account reconciliations. During the fourth quarter of 2022, we implemented automated controls, which replaced previously manual detective controls, designed to prevent the ability for the same person to create and post journal entries in our general ledger system. As a result of hiring key accounting personnel, we segregated the preparation and review of account reconciliations. During the year ended December 31, 2022, the Company completed its initial assessment on Segregation of Duties with assistance from a third-party and began its analysis across all processes and locations, including establishing appropriate authorities and responsibilities. We are in the process of testing the controls designed over segregation of duties.

Non-routine, Unusual or Complex Transactions
Over the course of 2022, we hired key accounting personnel and engaged with third-party technical accounting experts to improve our controls related to the identification of and proper application of GAAP accounting for non-routine, unusual, or complex transactions. Since the Merger that occurred in August 2021, warrant instruments have been accounted for in accordance with the Company’s accounting policies based on GAAP. During the fourth quarter of 2022, Management trained the accounting team and designed new controls to timely identify and account for the fair value of the contingent earnout liability, and hired a third-party technical accounting firm to assist with the proper application of GAAP for non-routine, unusual, or complex transactions, including any business combinations that may arise in the future. We have tested the controls designed for non-routine, unusual or complex transactions and are in the process of monitoring the controls for operating effectiveness.

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

We have historically derived a significant portion of our revenue from contracts with federal, state, local, and foreign governments, which accounted for approximately 44% of our revenues for the six months ended June 30, 2023. We believe that the future success and growth of our business will depend in part on our ability to continue to maintain and expand government contracts. Within the government channel, approximately 74% of revenue for the six months ended June 30, 2023, was generated by three government customers. Contracts with any government entity may be terminated or suspended by the government at any time, with or without cause. There can be no assurance that any contract with the government of any jurisdiction will not be terminated or suspended in the future. For example, we were notified by the National Oceanic and Atmospheric Administration (“NOAA”) that it intends not to renew one of its weather contracts with us for the time period from mid-July 2023 through mid-January 2024. We expected this contract to provide approximately $9.9 million of revenue over that time period, and while we will have the opportunity to reapply for the contract during NOAA’s next six-month customer evaluation period, there can be no assurance that we will be successful in regaining this business.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended June 30, 2023, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement (as defined in the SEC’s rules).

Item 6. Exhibits

The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q, or are incorporated herein by reference, in each case as indicated below.

Exhibit Number		Incorporated by Reference
	Description	Form	File No.	Exhibit	Filing Date

3.1	Certificate of Incorporation of Spire Global, Inc.	S-1	333-259733	3.1	September 23, 2021
3.2	Bylaws of Spire Global, Inc.	S-1	333-259733	3.2	September 23, 2021
10.1	Spire Global, Inc. Executive Officer Short-Term Incentive Plan.
10.2	Spire Global, Inc. Outside Director Compensation Policy, as amended, effective June 13, 2023.
10.3	First Amendment to Spire Global, Inc. 2021 Equity Incentive Plan.
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

32.1*	Certifications of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because iXBRL tags are embedded within the Inline XBRL document).
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 has been formatted in Inline XBRL

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

SPIRE GLOBAL, INC.

Date: August 9, 2023	By:	/s/ Peter Platzer
Peter Platzer
Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2023	By:	/s/ Thomas Krywe
Thomas Krywe
Chief Financial Officer
(Principal Financial and Accounting Officer)