Form 10-Q
period 2023-09-30
Spire Global, Inc.
filed 2023-11-08
CIK 1816017

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

The registrant had outstanding 20,852,627 shares of Class A common stock and 1,507,325 shares of Class B common stock as of October 31, 2023.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “would,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential,” “seek” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

•
our ability to meet our financial covenants in the future;
•
the sufficiency of our working capital in the future;
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

PART I—FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

Spire Global, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	September 30,	December 31,
	2023	2022
Assets
Current assets
Cash and cash equivalents	$29,936	$47,196
Marketable securities	20,157	23,084
Accounts receivable, net (including allowance of $1,137 and $395 as of September 30, 2023 and December 31, 2022, respectively)	18,660	13,864
Contract assets	4,489	3,353
Other current assets	8,401	9,279
Total current assets	81,643	96,776
Property and equipment, net	69,610	53,752
Operating lease right-of-use assets	14,317	11,687
Goodwill	49,913	49,954
Customer relationships	19,369	20,814
Other intangible assets	12,758	13,967
Other long-term assets, including restricted cash	8,399	9,562
Total assets	$256,009	$256,512
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$4,620	$4,800
Accrued wages and benefits	5,726	4,502
Contract liabilities, current portion	22,763	15,856
Other accrued expenses	9,650	8,210
Total current liabilities	42,759	33,368
Long-term debt	117,635	98,475
Contingent earnout liability	132	349
Deferred income tax liabilities	780	771
Warrant liability	3,407	1,831
Operating lease liabilities, net of current portion	13,049	10,815
Other long-term liabilities	761	780
Total liabilities	178,523	146,389
Commitments and contingencies (Note 9)
Stockholders’ equity
Common stock, $0.0001 par value, 1,000,000,000 Class A and 15,000,000 Class B shares authorized, 20,847,750 Class A and 1,507,325 Class B shares issued and outstanding at September 30, 2023; 17,959,923 Class A and 1,507,325 Class B shares issued and outstanding at December 31, 2022(1)	2	16
Additional paid-in capital	473,854	455,751
Accumulated other comprehensive loss	(5,989)	(6,997)
Accumulated deficit	(390,381)	(338,647)
Total stockholders’ equity	77,486	110,123
Total liabilities and stockholders’ equity	$256,009	$256,512

(1) The issued and outstanding shares of the Company's common stock have been retroactively adjusted to reflect the 1-for-8 reverse stock split (Note 1).

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Spire Global, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue	$27,317	$20,418	$77,978	$57,883
Cost of revenue	9,555	10,198	29,548	29,617
Gross profit	17,762	10,220	48,430	28,266
Operating expenses:
Research and development	10,538	8,879	29,953	25,761
Sales and marketing	6,993	7,794	20,572	21,427
General and administrative	11,049	9,903	33,718	33,861
Loss on decommissioned satellites	156	—	628	—
Total operating expenses	28,736	26,576	84,871	81,049
Loss from operations	(10,974)	(16,356)	(36,441)	(52,783)
Other income (expense):
Interest income	540	336	1,741	456
Interest expense	(4,728)	(3,897)	(14,015)	(9,725)
Change in fair value of contingent earnout liability	13	344	217	9,597
Change in fair value of warrant liabilities	(119)	1,282	984	11,014
Foreign exchange	(1,829)	(2,806)	(1,240)	(6,346)
Loss on extinguishment of debt	—	—	—	(22,510)
Other expense, net	(620)	(660)	(2,420)	(1,165)
Total other expense, net	(6,743)	(5,401)	(14,733)	(18,679)
Loss before income taxes	(17,717)	(21,757)	(51,174)	(71,462)
Income tax provision	78	54	560	406
Net loss	$(17,795)	$(21,811)	$(51,734)	$(71,868)
Basic and diluted net loss per share(1)	$(0.86)	$(1.25)	$(2.71)	$(4.12)
Weighted-average shares used in computing basic and diluted net loss per share(1)	20,756,394	17,492,871	19,117,078	17,454,680

(1) The shares of the Company's common stock and the per share amounts have been retroactively adjusted to reflect the 1-for-8 reverse stock split (Note 1).

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Spire Global, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net loss	$(17,795)	$(21,811)	$(51,734)	$(71,868)
Other comprehensive gain (loss):
Foreign currency translation adjustments	(1,779)	(4,969)	973	(5,322)
Net unrealized (loss) gain on investments (net of tax)	(2)	(3)	35	(86)
Comprehensive loss	$(19,576)	$(26,783)	$(50,726)	$(77,276)

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Spire Global, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(In thousands, except share amounts)

(Unaudited)

	Common Stock		Additional Paid in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares(1)	Amount(1)	Capital(1)	Loss	Deficit	Equity
Balance, June 30, 2023	22,186,291	$2	$470,325	$(4,208)	$(372,586)	$93,533
Release of Restricted Stock Units and Performance Stock Units	168,831	—	—	—	—	—
Stock compensation expense	—	—	3,530	—	—	3,530
Redemption of fractional shares due to reverse stock split	(47)	—	(1)	—	—	(1)
Net loss	—	—	—	—	(17,795)	(17,795)
Foreign currency translation adjustments	—	—	—	(1,779)	—	(1,779)
Net unrealized loss on investments (net of tax)	—	—	—	(2)	—	(2)
Balance, September 30, 2023	22,355,075	$2	$473,854	$(5,989)	$(390,381)	$77,486

	Common Stock		Additional Paid in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares(1)	Amount(1)	Capital(1)	Loss	Deficit	Equity
Balance, December 31, 2022	19,467,183	$2	$455,765	$(6,997)	$(338,647)	$110,123
Release of Restricted Stock Units and Performance Stock Units	603,120	—	—	—	—	—
Issuance of common stock under Employee Stock Purchase Plan	83,707	—	422	—	—	422
Stock compensation expense	—	—	9,516	—	—	9,516
Issuance of common stock under the Equity Distribution Agreement, net	2,166,384	—	7,866	—	—	7,866
Conversion of warrants to common stock	34,728	—	286	—	—	286
Redemption of fractional shares due to reverse stock split	(47)	—	(1)	—	—	(1)
Net loss	—	—	—	—	(51,734)	(51,734)
Foreign currency translation adjustments	—	—	—	973	—	973
Net unrealized gain on investments (net of tax)	—	—	—	35	—	35
Balance, September 30, 2023	22,355,075	$2	$473,854	$(5,989)	$(390,381)	$77,486

	Common Stock		Additional Paid in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares(1)	Amount(1)	Capital(1)	Income	Deficit	Equity
Balance, June 30, 2022	18,991,249	$2	$445,005	$296	$(299,293)	$146,023
Exercise of stock options	—	—	1	—	—	1
Release of Restricted Stock Units	17,228	—	(30)	—	—	(30)
Issuance of common stock under Employee Stock Purchase Plan	312	—	4	—	—	4
Stock compensation expense	—	—	3,125	—	—	3,125
Net loss	—	—	—	—	(21,811)	(21,811)
Foreign currency translation adjustments	—	—	—	(4,969)	—	(4,969)
Net unrealized loss on investments (net of tax)	—	—	—	(3)	—	(3)
Balance, September 30, 2022	19,008,789	$2	$448,105	$(4,676)	$(321,104)	$122,340

	Common Stock		Additional Paid in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares(1)	Amount(1)	Capital(1)	Income	Deficit	Equity
Balance, December 31, 2021	18,894,326	$2	$438,696	$732	$(249,236)	$190,207
Exercise of stock options	61,833	—	797	—	—	797
Release of Restricted Stock Units	20,396	—	(47)	—	—	(47)
Issuance of common stock under Employee Stock Purchase Plan	32,234	—	336	—	—	336
Stock compensation expense	—	—	8,323	—	—	8,323
Net loss	—	—	—	—	(71,868)	(71,868)
Foreign currency translation adjustments	—	—	—	(5,322)	—	(5,322)
Net unrealized loss on investments (net of tax)	—	—	—	(86)	—	(86)
Balance, September 30, 2022	19,008,789	$2	$448,105	$(4,676)	$(321,104)	$122,340

(1) The shares of the Company's common stock have been retroactively adjusted to reflect the 1-for-8 reverse stock split (Note 1).

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Spire Global, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities
Net loss	$(51,734)	$(71,868)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	11,642	14,056
Stock-based compensation	9,516	8,323
Amortization of operating lease right-of-use assets	2,185	1,657
Amortization of debt issuance costs	1,595	3,233
Change in fair value of warrant liability	(984)	(11,014)
Change in fair value of contingent earnout liability	(217)	(9,597)
Loss on decommissioned satellites and impairment of assets	630	—
Loss on extinguishment of debt	—	22,271
Other, net	(448)	79
Changes in operating assets and liabilities:
Accounts receivable, net	(4,834)	(7,078)
Contract assets	(1,146)	(1,445)
Other current assets	(177)	1,316
Other long-term assets	1,261	1,352
Accounts payable	(767)	(816)
Accrued wages and benefits	1,249	(185)
Contract liabilities	6,977	6,423
Other accrued expenses	(536)	1,636
Operating lease liabilities	(1,945)	(1,006)
Other long-term liabilities	—	(45)
Net cash used in operating activities	(27,733)	(42,708)
Cash flows from investing activities
Purchases of short-term investments	(37,752)	(29,796)
Maturities of short-term investments	41,500	7,400
Purchase of property and equipment	(23,694)	(15,946)
Net cash used in investing activities	(19,946)	(38,342)
Cash flows from financing activities
Proceeds from long-term debt	19,886	100,360
Proceeds from issuance of common stock under the Equity Distribution Agreement, net	7,866	—
Payments on long-term debt	—	(71,512)
Payments of debt issuance costs	—	(4,611)
Proceeds from exercise of stock options	—	797
Proceeds from employee stock purchase plan	422	335
Net cash provided by financing activities	28,174	25,369
Effect of foreign currency translation on cash, cash equivalents and restricted cash	2,343	5,826
Net decrease in cash, cash equivalents and restricted cash	(17,162)	(49,855)
Cash, cash equivalents and restricted cash
Beginning balance	47,569	109,645
Ending balance	$30,407	$59,790
Supplemental disclosure of cash flow information
Cash paid for interest	$12,068	$5,974
Income taxes paid	$585	$—
Noncash operating, investing and financing activities
Property and equipment purchased but not yet paid	$2,603	$978
Right-of-use assets obtained in exchange for lease liabilities	$4,795	$—
Accrued long-term debt issuance costs	$1,875	$—
Conversion of warrants to Class A common stock	$286	$—
Issuance of stock warrants with long-term debt (Note 8)	$2,579	$3,579

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

The Company is headquartered in Vienna, Virginia and has several wholly owned operating subsidiaries in the United States, United Kingdom, Luxembourg, Singapore, Australia, Germany, and Canada.

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

On September 14, 2022, the Company entered into an Equity Distribution Agreement (the “Equity Distribution Agreement”) with Canaccord Genuity LLC, as sales agent (the “Agent”). In accordance with the terms of the Equity Distribution Agreement, the Company may offer and sell its Class A common stock, having an aggregate offering price of up to $85,000 from time to time through the Agent pursuant to a registration statement on Form S-3, which became effective on September 26, 2022. Under the Equity Distribution Agreement, the Company sold 2,166,389 shares of its Class A common stock during the nine months ended September 30, 2023 for gross proceeds of $8,235.

On March 24, 2023, the Company, was notified by the New York Stock Exchange (“NYSE”) that the Company was not in compliance with Rule 802.01C of the NYSE’s Listed Company Manual (“Rule 802.01C”) relating to the minimum average closing price of the Company’s Class A common stock, par value of $0.0001 per share, required over a consecutive 30 trading-day period. On August 31, 2023, the Company effected a reverse stock split at a ratio of 1-for-8 (the “Reverse Stock Split”) of its common stock. In connection with the Reverse Stock Split, every eight shares of the Company’s Class A and Class B common stock issued and outstanding as of the effective date were automatically combined into one share of Class A or Class B common stock, as applicable. On September 25, 2023, the Company received formal notice from the NYSE that the Company had regained compliance with Rule 802.01C.

The par value of the common stock remains $0.001 per share after the Reverse Stock Split. All share and per share information has been retroactively adjusted to reflect the impact of the Reverse Stock Split for all periods presented.

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

Results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2023.

Reverse Stock Split

Reported share amounts, including issued and outstanding shares, per share amounts, and reported issued and outstanding warrants and other securities convertible into common stock in these condensed consolidated financial statements and accompanying notes have been

Spire Global, Inc.

Notes to Condensed Consolidated Financial Statements

(In thousands, except shares and per share data, unless otherwise noted)

(Unaudited)

retroactively adjusted for the Reverse Stock Split by applying the Reverse Stock Split ratio. The number of authorized shares of common stock was not impacted by the Reverse Stock Split, and therefore has not been retroactively adjusted.

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

The Company has a history of operating losses and negative cash flows from operations since inception. During the nine months ended September 30, 2023, net loss was $51,734, cash used in operations was $27,733 and the Company received net proceeds of $7,866 from sales of shares of its Class A common stock under the Equity Distribution Agreement. The Company held cash and cash equivalents of $29,936, excluding restricted cash of $471, and investment in short-term marketable securities of $20,157 as of September 30, 2023. The Company currently believes that it will meet its minimum liquidity covenant, as well as all other financial covenants under the Blue Torch Financing Agreement (as amended, and as defined below in Note 6), at each applicable measurement point over the period of at least one year from the issuance of the September 30, 2023 condensed consolidated financial statements, and that it will have sufficient working capital to operate for a period of at least one year from the issuance of the September 30, 2023 condensed consolidated financial statements, in each case based on the Company's current cash and cash equivalents balance and expected future financial results.

The Company’s assessment of the period of time through which its financial resources will be adequate to support its operations and meet its financial covenants is a forward-looking statement and involves risks and uncertainties. The Company’s actual results could vary as a result of many factors, including its growth rate, subscription renewal activity, the timing and extent of spending to support its infrastructure and research and development efforts and the expansion of sales and marketing activities. The Company may in the future enter into arrangements to acquire or invest in complementary businesses, services, and technologies, including intellectual property rights. The Company has based its estimates on assumptions that may prove to be wrong, and it could use its available capital resources sooner than it currently expects. The Company may be required to seek additional equity or debt financing or seek waivers of or amendments to contractual obligations. Future liquidity and cash requirements will depend on numerous factors, including market penetration, the introduction of new products, and potential acquisitions of related businesses or technology. In the event that additional financing is required from outside sources, the Company may not be able to raise it on acceptable terms or at all. If the Company is unable to raise additional capital when desired, unable to meet the minimum liquidity covenant or other financial covenants under the Blue Torch Financing Agreement or if it cannot expand its operations or otherwise capitalize on its business opportunities because it lacks sufficient capital, its business, results of operations, and financial condition would be adversely affected.

Macroeconomic and Geopolitical Impact

Over the past two years, the Company has been impacted by the macroeconomic environment, such as fluctuations in foreign currencies, the COVID-19 pandemic, increasing interest rates and the Russian invasion of Ukraine.

A stronger U.S. dollar relative to the Company's foreign subsidiaries' local functional currencies for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022 negatively impacted the Company’s revenue, since approximately one-third of the Company’s sales are transacted in foreign currencies, though it positively impacted the Company’s expenses, since a majority of the Company’s employees reside in countries outside of the United States.

The macroeconomic environment has caused existing or potential customers to re-evaluate their decision to purchase the Company's offerings, at times resulting in additional customer discounts, extended payment terms, longer sales cycles, and a few contract cancellations.

Increasing interest rates in the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022 resulted in higher interest expenses, as the Company’s credit facility is based on a floating interest rate. The Russian invasion of Ukraine and the continued conflict created additional global sanctions, which at times caused scheduling shifts or launch cancellations by third-party satellite launch providers, which has delayed revenue recognition of certain sales contracts.

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

Based on an evaluation of the lifespans of its in-service satellites and on current capabilities to extend the useful life of in-service satellites via software updates, the Company changed the estimated useful life of its capitalized satellites and related launch costs from three to four years for depreciation purposes. The Company determined it was appropriate to make this change prospectively beginning June 2023. The change in estimated useful life did not have a material impact for the three and nine month periods ended September 30, 2023.

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

The following table shows components of cash, cash equivalents and restricted cash reported on the condensed consolidated balance sheets as of the dates indicated:

	September 30,	December 31,
	2023	2022
Cash and cash equivalents	$29,936	$47,196
Restricted cash included in Other long-term assets	471	373
	$30,407	$47,569

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash, cash equivalents and restricted cash, marketable securities, and accounts receivable. The Company typically has cash accounts in excess of Federal Deposit Insurance Corporation insurance coverage limits. The Company has not experienced any losses on such accounts, and management believes that the Company’s risk of loss is remote.

The Company has a concentration of contractual revenue arrangements with various government agencies. Entities under common control are reported as a single customer. As of September 30, 2023, the Company had two customers (neither of which was Customer A or Customer B noted below) that accounted for 14% and 25% of the Company’s total accounts receivable. As of December 31, 2022, the Company had one customer (Customer A noted below) that accounted for 16% of the Company’s total accounts receivable.

The following customers represented 10% or more of the Company’s total revenue for each of the following periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Customer A	*	10%	*	11%
Customer B	18%	17%	26%	18%

* Revenue from this customer was less than 10% of total revenue during the period.

Related Parties

In conjunction with the Company's acquisition of exactEarth in November 2021, Myriota Pty Ltd ("Myriota"), an existing Spire customer, became a related party as a result of exactEarth's approximately 13% ownership of Myriota. As of September 30, 2023 and December 31, 2022, $2,429 and $3,296, respectively, of investment in Myriota were included in Other long-term assets, including restricted cash on the condensed consolidated balance sheets. The Company accounts for this investment using the equity method of accounting. The Company's share of earnings or losses on the investment is recorded on a one month lag, due to the timing of receiving financial statements from Myriota, as a component of Other expense, net in the condensed consolidated statements of operations. The Company generated $75 and $509 in revenue from Myriota for the three and nine months ended September 30, 2023, respectively, and had $103 of accounts receivable from Myriota as of September 30, 2023. For the three and nine months ended September 30, 2022, the Company generated $788 and $1,835 in revenue from Myriota, respectively, and had $170 of accounts receivable from Myriota as of December 31, 2022.

Spire Global, Inc.

Notes to Condensed Consolidated Financial Statements

(In thousands, except shares and per share data, unless otherwise noted)

(Unaudited)

Accounting Pronouncements Recently Adopted

In October 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2021-08, Business Combinations (Topic 805), Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, to improve the accounting for acquired revenue contracts with customers in a business combination by addressing diversity in practice and inconsistency related to recognition of an acquired contract liability and payment terms and their effect on subsequent revenue recognized by the acquirer. The guidance is effective for annual reporting periods beginning after December 15, 2022, including interim periods within that reporting period, and should be applied prospectively to business combinations occurring on or after the effective date of the amendments. The adoption of ASU 2021-08 as of January 1, 2023 did not impact the Company’s condensed consolidated financial statements.

In September 2022, the FASB issued ASU 2022-04, Liabilities – Supplier Finance Programs (Subtopic 405-50), guidance on modifying the disclosure requirements to enhance the transparency of supplier finance programs including disclosure of the key terms of the program, the amount outstanding that remains unpaid by the buyer as of the end of the annual period, a description of where those obligations are presented in the balance sheets, and a roll forward of those obligations during the annual period. The amendments in this update are effective for financial statements issued for annual periods beginning after December 15, 2022. The adoption of ASU 2022-04 as of January 1, 2023 did not impact the Company’s condensed consolidated financial statements.

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

In August 2023, the FASB issued ASU 2023-05, Business Combinations – Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement. The amendments in this ASU are intended to facilitate consistency in the application of accounting guidance upon the formation of entities qualifying as joint ventures ("JVs"). This ASU generally requires the use of business combinations accounting at the JV formation date, which would result in the contributed assets/liabilities being revalued to fair value and potentially result in the recognition of goodwill and other intangibles on the JV’s financial statements. However, this ASU does not alter the ongoing accounting for the JV’s operations. This guidance is effective for JVs with formation dates on or after January 1, 2025. The Company does not expect the standard to have a material impact on the Company's consolidated financial statements.

Spire Global, Inc.

Notes to Condensed Consolidated Financial Statements

(In thousands, except shares and per share data, unless otherwise noted)

(Unaudited)

3.
Revenue, Contract Assets, Contract Liabilities and Remaining Performance Obligations

Disaggregation of Revenue

Revenue from subscription-based contracts was $14,970 and $53,194, or 55% and 68% of total revenue, for the three and nine months ended September 30, 2023, respectively, and was $15,298 and $40,841, or 75% and 71% of total revenue, for the three and nine months ended September 30, 2022, respectively. Revenue from non-subscription-based contracts was $12,347 and $24,784, or 45% and 32% of total revenue, for the three and nine months ended September 30, 2023, respectively, and was $5,120 and $17,043, or 25% and 29% of total revenue, for the three and nine months ended September 30, 2022, respectively.

The following revenue disaggregated by geography was recognized:

	Three Months Ended September 30, 2023		Nine Months Ended September 30, 2023
EMEA(1)	$9,511	35%	$26,206	34%
Americas (2)	15,489	57%	44,295	57%
Asia Pacific	2,317	8%	7,477	9%
Total	$27,317	100%	$77,978	100%

	Three Months Ended September 30, 2022		Nine Months Ended September 30, 2022
EMEA	$8,178	40%	$23,413	40%
Americas (2)	9,392	46%	25,675	45%
Asia Pacific	2,848	14%	8,795	15%
Total	$20,418	100%	$57,883	100%

(1)
United Kingdom represented 13% for each of the three and nine months ended September 30, 2023.
(2)
U.S. represented 44% and 48% for the three and nine months ended September 30, 2023, respectively, and 33% and 34% for the three and nine months ended September 30, 2022, respectively.

Contract Assets

As of September 30, 2023, and December 31, 2022, contract assets were $4,489 and $3,353, respectively, on the condensed consolidated balance sheets.

Changes in contract assets for the nine months ended September 30, 2023 and 2022 were as follows:

	2023	2022
Balance as of December 31	$3,353	$2,084
Contract assets recorded during the period	4,494	3,480
Reclassified to accounts receivable	(3,353)	(2,080)
Other	(5)	(124)
Balance as of September 30	$4,489	$3,360

Contract Liabilities

As of September 30, 2023, contract liabilities were $23,516, of which $22,763 was reported in contract liabilities, current portion, and $753 was reported in other long-term liabilities on the Company’s condensed consolidated balance sheets. As of December 31, 2022, contract liabilities were $16,628, of which $15,856 was reported in contract liabilities, current portion, and $772 was reported in other long-term liabilities on the Company’s condensed consolidated balance sheets.

Changes in contract liabilities for the nine months ended September 30, 2023 and 2022 were as follows:

	2023	2022
Balance as of December 31	$16,628	$9,255
Contract liabilities recorded during the period	20,887	14,486
Revenue recognized during the period	(13,919)	(8,220)
Other	(80)	(745)
Balance as of September 30	$23,516	$14,776

Spire Global, Inc.

Notes to Condensed Consolidated Financial Statements

(In thousands, except shares and per share data, unless otherwise noted)

(Unaudited)

Remaining Performance Obligations

The Company has performance obligations associated with commitments in customer contracts for future services that have not yet been recognized as revenue. These commitments for future services exclude (i) contracts with an original term of one year or less, and (ii) cancellable contracts. As of September 30, 2023, the amount not yet recognized as revenue from these commitments was $201,603. The Company expects to recognize 41% of these future commitments over the next 12 months and the majority of the remaining 59% is expected to be recognized over the next 13 to 36 months as revenue as the performance obligations are met.

4.
Balance Sheet Components

Other current assets consisted of the following:

	September 30,	December 31,
	2023	2022
Technology and other prepaid contracts	$3,897	$4,695
Prepaid insurance	2,198	2,594
Deferred contract costs	479	439
Other receivables	1,418	1,123
Other current assets	409	428
	$8,401	$9,279

Property and equipment, net consisted of the following:

	September 30,	December 31,
	2023	2022
Satellites in-service	$52,705	$49,889
Internally developed software	2,122	2,119
Ground stations in-service	3,366	3,369
Leasehold improvements	5,973	4,175
Machinery and equipment	4,736	3,585
Computer equipment	1,991	1,985
Computer software and website development	99	99
Furniture and fixtures	1,290	1,156
	72,282	66,377
Less: Accumulated depreciation and amortization	(35,104)	(32,974)
	37,178	33,403
Satellite, launch and ground station work in progress	27,736	15,364
Finished satellites not in-service	4,696	4,985
Property and equipment, net	$69,610	$53,752

Depreciation and amortization expense related to property and equipment for the three and nine months ended September 30, 2023 was $2,877 and $8,997, respectively. Depreciation and amortization expense related to property and equipment for the three and nine months ended September 30, 2022 was $2,994 and $8,857, respectively.

The Company recorded a $156 and $628 loss on decommissioned satellites for the three and nine months ended September 30, 2023, respectively. There were no satellites decommissioned or impaired in the three and nine months ended September 30, 2022.

Other accrued expenses consisted of the following:

	September 30,	December 31,
	2023	2022
Operating lease liabilities, current	$2,912	$2,333
Satellite/launch/ground station material	1,600	-
Professional services	773	1,198
Third-party operating costs	876	1,541
Corporate and sales tax	875	542
Accrued interest	777	765
Software	850	580
Other	987	1,251
	$9,650	$8,210

Spire Global, Inc.

Notes to Condensed Consolidated Financial Statements

(In thousands, except shares and per share data, unless otherwise noted)

(Unaudited)

5.
Goodwill and Intangible Assets

The following table summarizes changes in goodwill balance:

Balance at December 31, 2022	$49,954
Impact of foreign currency translation	(41)
Balance at September 30, 2023	$49,913

Intangible assets consisted of the following:

	September 30,	December 31,
	2023	2022
Customer relationships	$22,858	$22,877
Developed technology	12,990	13,001
Trade names	2,202	2,204
Backlog	3,041	3,043
Patents	419	419
FCC licenses	480	480
	41,990	42,024
Less: Accumulated amortization	(9,863)	(7,243)
	$32,127	$34,781

As of September 30, 2023, the weighted-average amortization period for customer relationships and developed technology was 10.2 years, for trade names was 3.2 years, for backlog was 0.3 years, and for patents and FCC licenses was 6.5 years. Amortization expense related to intangible assets for the three and nine months ended September 30, 2023 was $881 and $2,644, respectively, and for the three and nine months ended September 30, 2022 was $1,730 and $3,478, respectively.

No impairment charges were recognized for the three and nine months ended September 30, 2023 and 2022. The patents asset balance as of each of September 30, 2023 and December 31, 2022 included $57 of capitalized patent costs that will begin amortization upon the issuance of an official patent right to the Company.

As of September 30, 2023, the expected future amortization expense of intangible assets is as follows:

Years ending December 31,
Remainder of 2023	$874
2024	3,487
2025	3,478
2026	3,432
2027	3,021
Thereafter	17,778
32,070
Capitalized patent costs, unissued	57
$32,127

6.
Long-Term Debt

Long-term debt consisted of the following:

	September 30,	December 31,
	2023	2022
Blue Torch term loan	$122,384	$100,511
Other	5,003	4,857
Total long-term debt	127,387	105,368
Less: Debt issuance costs	(9,752)	(6,893)
Non-current portion of long-term debt	$117,635	$98,475

Spire Global, Inc.

Notes to Condensed Consolidated Financial Statements

(In thousands, except shares and per share data, unless otherwise noted)

(Unaudited)

The Company recorded interest expense including amortization of deferred issuance costs from long-term debt of $8,314 and $17,597 for the three and nine months ended September 30, 2023, respectively, and $4,351 and $9,697 for the three and nine months ended September 30, 2022, respectively.

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

The $120,000 term loan was available and drawn at closing, of which $19,735 was placed in an escrow account by Blue Torch with such amount to be released upon the Company achieving certain metrics related to annualized recurring revenue and a total annualized recurring revenue leverage ratio. These metrics were achieved and the $19,735 was released from the escrow account and delivered to the Company in February 2023. The term loan accrues interest at a floating rate, to be based, at the Company's election, on either a reference rate or a 3-month Term Secured Overnight Financing Rate ("SOFR") (subject to a 1.0% floor), plus an interest rate margin of 7.0% for reference rate borrowings and 8.0% for 3-month Term SOFR borrowings, plus an incremental Term SOFR margin of 0.26161%. The Company elected the Term SOFR rate which was 13.6669% as of September 30, 2023. Principal on the term loan is only payable at maturity and interest on the term loan is due and payable monthly for reference rate borrowings and quarterly for Term SOFR borrowings. The Company is also required to pay other customary fees and costs in connection with the Blue Torch Credit Facility, including a commitment fee in an amount equal to $2,400 on the closing date, a $250 annual agency fee and an exit fee of $1,800 upon termination of the Blue Torch Financing Agreement.

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

On September 27, 2023, the Company entered into the Waiver and Amendment No. 2 to Financing Agreement (the “Waiver and Amendment”) with Blue Torch and the Lenders, which amends the Blue Torch Financing Agreement to (a) waive an event of default under the Blue Torch Financing Agreement arising out of the total annualized recurring revenue leverage ratio being greater than the permitted ratio, (b) amend the financial covenants to provide covenant relief from the maximum debt to annualized recurring revenue leverage ratio and the maximum debt to EBITDA leverage ratio set forth in the Blue Torch Financing Agreement for future periods, and (c) provide for a second amendment exit fee. The second amendment exit fee is $1,800 (which is an amount equal to one and a half percent (1.50%) of the aggregate outstanding principal balance of the term loans on the effective date of the Waiver and Amendment), bears interest from the date of the Waiver and Amendment at the Adjusted Term SOFR for a 3-month interest period plus the applicable margin under the Financing Agreement, and is payable by the Company in cash upon the termination of the Blue Torch Financing Agreement, either as a result of acceleration of the loans or at the final maturity date. The Waiver and Amendment required a repayment by the Company of $2,500 of the outstanding principal balance of the term loans on October 2, 2023, with a prepayment premium of $50. The Waiver and Amendment also requires additional reporting if the Company’s liquidity level is less than $35,000 at any time during a month and revises the minimum liquidity covenant to require liquidity of at least $30,000 at all times, commencing on September 30, 2023, which in both cases represent a $5,000 incremental change from the original requirements. The Company was in compliance with all applicable financial covenants as of September 30, 2023.

Spire Global, Inc.

Notes to Condensed Consolidated Financial Statements

(In thousands, except shares and per share data, unless otherwise noted)

(Unaudited)

Government Loan

In November 2021, the Company completed the Acquisition and assumed an interest free loan agreement with the Strategic Innovation Fund ("SIF") which was recorded at an amount equal to the proceeds received. Under this agreement and subsequent amendment, the Company was eligible to receive funding for certain expenditures incurred from February 13, 2018 to May 12, 2023 up to a maximum of $5,701. As of September 30, 2023 and December 31, 2022, $5,003 and $4,857, respectively, was included in long-term debt, non-current on the condensed consolidated balance sheets related to the SIF loan agreement. Any amount outstanding under this loan is repayable in 15 annual payments beginning February 28, 2026.

7.
Leases

Lease expenses for the three and nine months ended September 30, 2023 were $1,070 and $3,035, respectively, and were $849 and $2,568 for the three and nine months ended September 30, 2022, respectively. Aggregate variable lease expenses and short-term lease expenses were $147 and $434 for the three and nine months ended September 30, 2023, respectively, and were $339 and $419 for the three and nine months ended September 30, 2022, respectively.

The following table provides the required information regarding the Company's leases for which the Company is the lessee:

	As of September 30, 2023	As of December 31, 2022
Assets
ROU assets	$14,317	$11,687
Total ROU assets	$14,317	$11,687
Liabilities
Current	$2,912	$2,333
Non-current	13,049	10,815
Total lease liabilities	$15,961	$13,148
Weighted-average remaining lease term (years)	5.7	5.7
Weighted-average discount rate	9%	9%

Approximately 80% of the Company's right-of-use (“ROU”) assets and lease liabilities relate to office facilities leases, with the remaining amounts representing primarily ground station leases.

As of September 30, 2023, the maturity of operating lease liabilities are as follows:

Years ending December 31,
Remainder of 2023	$1,079
2024	4,008
2025	3,831
2026	3,437
2027	2,617
Thereafter	5,181
Total lease payments	20,153
Less: Interest on lease payments	(4,192)
Present value of lease liabilities	$15,961

Operating cash flows paid included in the measurement of operating lease liabilities for the three and nine months ended September 30, 2023 were $1,055 and $1,945, respectively, and for the three and nine months ended September 30, 2022 were $389 and $1,006, respectively, and were included in net cash used in operating activities in the condensed consolidated statements of cash flows. Amortization of ROU assets for the three and nine months ended September 30, 2023 were $1,057 and $2,185, respectively, and for the three and nine months ended September 30, 2022 were $518 and $1,657, respectively.

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

Spire Global, Inc.

Notes to Condensed Consolidated Financial Statements

(In thousands, except shares and per share data, unless otherwise noted)

(Unaudited)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables present the Company’s fair value hierarchy for its financial instruments that are measured at fair value on a recurring basis.

	September 30, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents:
Money market funds	$1,395	$—	$—	$1,395
	$1,395	$—	$—	$1,395
Marketable securities:
U.S. treasury bills and bonds	$13,223	$—	$—	$13,223
Commercial paper	—	1,376	—	1,376
U.S. government and agency securities	—	5,558	—	5,558
	$13,223	$6,934	$—	$20,157

Long-term liabilities:
Credit Agreement Warrants	$—	$3,407	$—	$3,407
Contingent earnout liability	—	—	132	132
	$—	$3,407	$132	$3,539

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents:
Money market funds	$5,180	$—	$—	$5,180
Commercial paper	—	2,097	—	2,097
	$5,180	$2,097	$—	$7,277
Marketable securities:
U.S. treasury bills and bonds	$1,494	$—	$—	$1,494
Corporate securities	—	7,745	—	7,745
Commercial paper	—	2,576	—	2,576
U.S. government and agency securities	—	11,269	—	11,269
	$1,494	$21,590	$—	$23,084
Liabilities:
Current liabilities:
Public Warrants	$267	$—	$—	$267

Long-term liabilities:
Credit Agreement Warrants	$—	$1,831	$—	$1,831
Contingent earnout liability	—	—	349	349
	$—	$1,831	$349	$2,180

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

Spire Global, Inc.

Notes to Condensed Consolidated Financial Statements

(In thousands, except shares and per share data, unless otherwise noted)

(Unaudited)

Public and Private Placement Warrants

The Company assumed 1,437,499 publicly-traded warrants (“Public Warrants”) and 825,000 private placement warrants issued by NavSight (“Private Warrants” and, together with the Public Warrants, the “Warrants”) upon the Merger, all of which were issued in connection with NavSight’s initial public offering and entitled the holder to purchase one share of the Company’s Class A common stock at an exercise price of $92.00 per share. The fair value of the Public Warrants was based on the quoted market price and was classified as a Level 1 financial instrument.

In November 2022, the Company announced the commencement of an exchange offer (the "Offer") and consent solicitation relating to all holders of the Warrants to receive 0.2 shares of Class A common stock in exchange for each outstanding Warrant tendered by the holder. On December 19, 2022, a total of 2,069,561 Warrants were tendered and exchanged for 413,910 shares of Class A common stock.

Concurrently with the Offer, the Company also solicited consents from holders of the Public Warrants to amend the Warrant Agreement to permit the Company to require that each Warrant that was outstanding upon the closing of the Offer be exchanged for 0.18 shares of Class A common stock, which is a ratio 10% less than the exchange ratio applicable to the Offer (such amendment, the “Warrant Amendment”). Because consents were received from holders of more than 65% of the Company’s outstanding Public Warrants, the Warrant Amendment was approved. On December 19, 2022, the Company exercised its right to acquire and retire all remaining outstanding Public Warrants in exchange for shares of Class A common stock in accordance with the terms of the Warrant Amendment. The remaining 192,936 Public Warrants were exchanged on January 4, 2023 for 34,728 shares of the Company's Class A common stock. Following the exchange, none of the Warrants remain outstanding.

Credit Agreement Warrants

On June 13, 2022, in connection with the Blue Torch Financing Agreement, the Company issued warrants to Blue Torch, which were exercisable for an aggregate of 437,024 shares of the Company’s Class A common stock with a per share exercise price of $16.08 (the “2022 Blue Torch Warrants”). Additionally, in connection with the closing of the financing, the Company issued a warrant to Urgent Capital LLC for introducing the Company to the Lenders, which is exercisable for an aggregate of 24,834 shares of the Company's Class A common stock with a per share exercise price of $16.08 (together with the 2022 Blue Torch Warrants and the 2023 Blue Torch Warrants (as defined below), the “Credit Agreement Warrants”).

On September 27, 2023, in connection with the Waiver and Amendment, the Company and certain affiliates of Blue Torch amended and restated the 2022 Blue Torch Warrants to reduce the per share exercise price from $16.08 to $5.44. The Company also concurrently issued new warrants to those affiliates that are exercisable for an additional 597,082 shares of the Company’s Class A common stock at a per share exercise price of $5.44 (the “2023 Blue Torch Warrants").

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

The table below quantifies the significant inputs used for the Credit Agreement Warrants:

	September 30,	December 31,
	2023	2022
Fair value of the Company’s Class A common stock	$4.89	$7.68
Exercise price	$5.44 - 16.08	$16.08
Risk-free interest rate	4.61%	3.88%
Expected volatility factor	55.0%	55.0%
Expected dividend yield	—%	—%
Remaining contractual term (in years)	8.7 - 10.0	9.1

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

The table below quantifies the significant inputs used for the contingent earnout liability:

	September 30,	December 31,
	2023	2022
Fair value of the Company’s Class A common stock	$4.89	$7.68
Risk-free interest rate	4.83%	4.16%
Expected volatility factor	55.0%	55.0%
Earnout expiration date	August 16, 2026	August 16, 2026

The following table presents a summary of the changes in the fair value of the Company’s Level 3 financial instruments that are measured at fair value on a recurring basis:

Contingent Earnout Liability
Fair value as of December 31, 2022	349
Change in fair value of contingent earnout liability	(217)
Fair value as of September 30, 2023	$132

Cash and Cash Equivalents and Marketable Securities

The following tables summarize the Company's cash, cash equivalents and available-for-sale securities by significant marketable securities category:

	September 30, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$28,541	$—	$—	$28,541
Cash equivalents:
Money market funds	1,395	—	—	1,395
	$29,936	$—	$—	$29,936
Marketable Securities:
U.S. treasury bills and bonds	$13,223	$—	$—	$13,223
Commercial paper	1,375	1	—	1,376
U.S. government and agency securities	5,557	1	—	5,558
	$20,155	$2	$—	$20,157

	December 31, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$39,919	$—	$—	$39,919
Cash equivalents:
Money market funds	5,180	—	—	5,180
Commercial paper	2,098	—	(1)	2,097
	$47,197	$—	$(1)	$47,196
Marketable Securities:
U.S. treasury bills and bonds	$1,495	$—	$(1)	$1,494
Corporate securities	7,771	—	(26)	7,745
Commercial paper	2,578	—	(2)	2,576
U.S. government and agency securities	11,272	—	(3)	11,269
	$23,116	$—	$(32)	$23,084

Spire Global, Inc.

Notes to Condensed Consolidated Financial Statements

(In thousands, except shares and per share data, unless otherwise noted)

(Unaudited)

The following table represents amortized cost and estimated fair value of marketable securities, by contractual maturity:

	September 30, 2023
	Amortized Cost	Fair Value
Due in one year or less	$20,155	$20,157

In accordance with the Company's investment policy, investments are placed in investment grade securities with high credit quality issuers, and generally limit the amount of credit exposure to any one issuer. The Company evaluates securities for impairment at the end of each reporting period. The Company did not record any impairment charges related to its available-for-sale securities during the three and nine months ended September 30, 2023 and 2022.

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

Under the A&R L3Harris Agreement, the Company will pay a 30% share of S-AIS data revenues for the portion of exactEarth annual S-AIS data revenue which is in excess of $16,000. No revenue share was owed to L3Harris under the A&R L3Harris Agreement, with respect to AIS Analytics sales, as of or for the three and nine months ended September 30, 2023 and 2022. For the three and nine months ended September 30, 2023, $1,243 and $3,731, respectively, and for the three and nine months ended September 30, 2022, $1,287 and $3,802, respectively, was recognized in cost of revenue on the condensed consolidated statements of operations for the initial costs incurred to acquire exclusive access rights to data generated from satellites.

The following table summarizes the operational fees commitment under the A&R L3Harris Agreement, which includes the fixed payment obligations to L3Harris:

Years ending December 31,
Remainder of 2023	$1,075
2024	4,300
2025	4,300
2026	4,300
2027	4,300
Thereafter	15,489
$33,764

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

10.
Stock-Based Compensation

In connection with the Closing, the Company adopted the 2021 Equity Incentive Plan (the “2021 Plan”) and the 2021 Employee Stock Purchase Plan (“2021 ESPP”). The number of shares available for issuance under the 2021 Plan is increased on the first day of each fiscal year, beginning on January 1, 2022, in an amount as provided in the 2021 Plan. Pursuant to this automatic increase feature of the 2021 Plan, 897,996 shares were added as available for issuance thereunder on January 1, 2023. As of September 30, 2023, 490,623 shares were available for issuance under the 2021 Plan.

The number of shares available for issuance under the 2021 ESPP is increased on the first day of each fiscal year, beginning on January 1, 2022, in an amount as provided in the 2021 ESPP. Pursuant to this automatic increase feature of the 2021 ESPP, 179,599 shares were added as available for issuance thereunder on January 1, 2023. As of September 30, 2023, 603,349 shares were available for issuance under the 2021 ESPP.

Spire Global, Inc.

Notes to Condensed Consolidated Financial Statements

(In thousands, except shares and per share data, unless otherwise noted)

(Unaudited)

The following table summarizes stock option activity under our equity compensation plans:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term
			(in years)
Options outstanding as of December 31, 2022	2,389,622	$18.52	6.1
Granted	61,446	$5.37
Exercised	—	$—
Forfeited, canceled, or expired	(118,701)	$36.61
Options outstanding as of September 30, 2023	2,332,367	$17.25	5.5
Vested and expected to vest at September 30, 2023	2,332,367	$17.25	5.5
Exercisable at September 30, 2023	1,948,878	$16.76	5.0

There were no options exercised during the nine months ended September 30, 2023. During the nine months ended September 30, 2022, the Company received $797 in cash proceeds from options exercised during that period. The weighted-average grant date fair value of options granted during the nine months ended September 30, 2023 was $2.77. There were no options granted during the nine months ended September 30, 2022.

The following table summarizes restricted stock unit ("RSU") activity under the 2021 Plan:

	Number of RSUs	Weighted Average Grant Date Fair Value per Share
Outstanding as of December 31, 2022	1,547,256	$19.60
RSUs granted	1,351,789	$5.63
RSUs vested	(603,120)	$18.87
RSUs forfeited	(176,300)	$18.62
Outstanding as of September 30, 2023	2,119,625	$11.04

For RSUs with service-based vesting conditions, the fair value is calculated based upon the Company’s closing stock price on the date of grant, and the stock-based compensation expense is recognized over the applicable grant vesting term, generally four years.

As of September 30, 2023, there was $25,180 of total unrecognized compensation expense related to options and RSUs expected to be recognized over a weighted average-period of 2.23 years.

The following table summarizes the components of total stock-based compensation expense based on roles and responsibilities of the employees within the condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cost of revenue	$48	$60	$173	$180
Research and development	957	845	2,510	2,370
Sales and marketing	673	766	1,729	2,117
General and administrative	1,852	1,454	5,104	3,656
	$3,530	$3,125	$9,516	$8,323

Spire Global, Inc.

Notes to Condensed Consolidated Financial Statements

(In thousands, except shares and per share data, unless otherwise noted)

(Unaudited)

11.
Net Loss per Share

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator:
Net loss	$(17,795)	$(21,811)	$(51,734)	$(71,868)
Denominator:
Weighted-average shares used in computing basic and diluted net loss per share	20,756,394	17,492,871	19,117,078	17,454,680
Basic and diluted net loss per share	$(0.86)	$(1.25)	$(2.71)	$(4.12)

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

The Company excluded the following potential shares of Class A common stock, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share for the three and nine months ended September 30, 2023 and 2022, because including them would have had an anti-dilutive effect:

	Three and Nine Months Ended September 30,
	2023	2022
Stock options and 2021 ESPP to purchase Class A common stock	2,409,700	2,462,273
Public and Private Warrants	—	2,262,499
RSUs	2,119,625	1,365,206
Credit Agreement Warrants	1,058,940	461,858
	5,588,265	6,551,836

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

Highlights from the Three Months Ended September 30, 2023

•
Our revenue was $27.3 million, an increase of 34% from the three months ended September 30, 2022.
•
Our annual recurring revenue ("ARR") at September 30, 2023 was $103.1 million, an increase of $4.9 million, or 5%, from our ARR at September 30, 2022.
•
We ended the quarter with 827 ARR solution customers under contract, a net increase of 14 customers from June 30, 2023. ARR net retention rate for the three months ended September 30, 2023 was 86%, down from 135% (excluding data from the Acquisition, referred to as our "organic" ARR net retention rate) in the same quarter a year ago.
•
Our gross margin increased to 65%, an improvement of 15 percentage points from the three months ended September 30, 2022.
•
Our operating loss was $11.0 million, an improvement of $5.4 million from the three months ended September 30, 2022.
•
We were awarded a $2.8 million, 12-month contract by the National Oceanic and Atmospheric Administration ("NOAA") for satellite weather data. We will provide NOAA with Global Navigation Satellite System Reflectometry ("GNSS-R") observation data in near real-time, primarily focusing on ocean surface wind speeds. The initiative addresses NOAA’s critical need for global sea-surface wind measurements essential for applications like marine weather forecasts, hurricane tracking, ocean current analysis and climate studies.
•
We were awarded a $4.6 million, 12-month contract by NASA on behalf of NOAA to participate in NOAA’s Sounder for Microwave-Based Applications ("SMBA") Phase-A study. Following the completion of the 12-month contract, a single sounder from the finalists may be selected for additional contract phases. The data collected from the final Microwave Sounder will be used towards advancing Earth observation, providing insights into various atmospheric properties such as temperature, humidity, cloud cover and composition.
•
We announced that we will participate in a challenge to advance measurements of the Earth’s magnetic field. As part of the challenge, we will receive monetary support from the National Geospatial-Intelligence Agency. We will design, develop and launch a satellite that will provide a novel approach to geomagnetic data collection for the World Magnetic Model (WMM).

Macroeconomic and Geopolitical Impact

Over the past two years, we have been impacted by the macroeconomic environment, such as fluctuations in foreign currencies, the COVID-19 pandemic, increasing interest rates and the Russian invasion of Ukraine.

A weaker U.S. dollar relative to our foreign subsidiaries' local functional currencies for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022 positively impacted our revenue, since approximately one-third of our sales are transacted in foreign currencies, though it negatively impacted our expenses, since a majority of our employees reside in countries outside of the United States.

The macroeconomic environment has caused existing or potential customers to re-evaluate their decision to purchase our offerings, at times resulting in additional customer discounts, extended payment terms, longer sales cycles, and a few contract cancellations.

Increasing interest rates in the three months ended September 30, 2023 resulted in higher interest expenses, as our credit facility is based on a floating interest rate. The Russian invasion of Ukraine and the continued conflict created additional global sanctions, which at times caused scheduling shifts or launch cancellations by third-party satellite launch providers, which has delayed revenue recognition of certain sales contracts.

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

We track our progress landing new customers by measuring the number of ARR Solution Customers (as defined below) we have from one fiscal period to the next. For instance, we have increased our number of ARR Solution Customers from 717 as of September 30, 2022 to 827 as of September 30, 2023. We track our increases and decreases in our customer contract values by measuring our ARR Net Retention Rate (as defined below). Our ARR Net Retention Rate was 86% for the three months ended September 30, 2023 and our organic ARR Net Retention Rate was 135% for the three months ended September 30, 2022.

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

Investment in Growth

We continue investing in growing our business and capitalizing on our market opportunities while balancing the uncertainties from the macroeconomic environment and the geopolitical environment. We intend to continue to add headcount to our global sales and marketing teams to acquire new customers and to increase sales to existing customers. We also intend to continue to add headcount as needed to our research and development teams and otherwise invest to improve and innovate our nanosatellite, ground station and data analytics technologies. For the three months ended September 30, 2023, our spending on research and development increased by $1.7 million, or 19%, from the three months ended September 30, 2022. Our total headcount across all functions increased from 403 employees as of September 30, 2022, to 420 employees as of September 30, 2023. The costs of these investments may adversely affect our results of operations, but we believe that these investments will contribute to our long-term growth.

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

Impact of Foreign Exchange Rates

We report in U.S. dollars, and the functional currency of our foreign operating subsidiaries is the local currency, including the Euro, the British Pound, the Singapore Dollar and the Canadian Dollar. The U.S. dollar has weakened against many of these currencies since the three months ended September 30, 2022. In the three months ended September 30, 2023, approximately 30% of our revenues were generated in non-U.S. dollar-denominated currencies. The financial statements of these subsidiaries are translated into U.S. dollars using exchange rates in effect at each balance sheet date for assets and liabilities and average exchange rates during the period for revenues and expenses. To the extent we experience significant currency fluctuations, our results of operations may be impacted.

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

Our ARR growth in the three months ended September 30, 2023 was driven by landing new ARR Customers (as defined below) as reflected in the increase in the total number of ARR Customers. This growth was partially offset by a decrease in the amount of ARR business with our existing customers. This decrease was driven primarily by a reduction in the contract value of our largest weather customer, NOAA, as the result of a radio occultation technology (“RO”) sales order with NOAA that ended in July 2023 and was not renewed for the next cycle from mid-July 2023 through mid-January 2024. The RO sales order was projected to provide approximately $9.9 million of revenue over that time period. The RO sales order was one of multiple sales orders we currently have with NOAA, and we are a qualified vendor for sales of our products to NOAA. We plan to apply for a renewal of the RO sales order by the end of 2023.

Due in part to the timing of some of our project-based contracts, including when engagements start and stop, our ARR has fluctuated from period to period in the past, and we expect our ARR to continue to fluctuate from period to period in the future. ARR is a leading indicator and accordingly will tend to outpace the revenue impact as we recognize the contract value over time.

The following table summarizes our ARR as of each period end indicated:

	As of September 30,
(dollars in thousands)	2023	2022	% Change
ARR	$103,063	$98,121	5%

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

The following table summarizes the number of our ARR Customers and ARR Solution Customers as of each period end indicated:

	As of September 30,
	2023	2022	% Change
ARR Customers	794	690	15%
ARR Solution Customers	827	717	15%

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

The following table summarizes our ARR Net Retention Rate for the three and nine months ending September 30, 2023. The ARR Net Retention Rate for the 2022 periods excludes the Acquisition data due to lack of comparable data which requires 2021 period data for renewal base calculations.

	Three Months Ended			Nine Months Ended
	September 30, 2023	September 30, 2022	% Change	September 30, 2023	September 30, 2022	% Change
ARR Net Retention Rate	86%	135%	(49)%	101%	118%	(17)%

Our ARR Net Retention Rate can be impacted from period to period by large increases or decreases in customer contract value and large decreases in contract value from customers that have not renewed their contracts with us. An ARR Net Retention Rate greater than 100% is an indication that we are growing the value of the solutions our customers are purchasing from us at a fiscal period end versus the prior fiscal period end. An ARR Net Retention Rate less than 100% is an indication that the value of the solutions our customers are purchasing from us declined at a fiscal period end versus the prior fiscal period end. Our ARR Net Retention Rate decreased by 49% and 17% for the three and nine months ended September 30, 2023, respectively, from the three and nine months ended September 30, 2022. These decreases were driven primarily by the reduction in the overall contract value with NOAA as a result of the RO sales order ending in July 2023, as described above under “—Annual Recurring Revenue.”

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

Loss on Decommissioned Satellites. Loss on decommissioned satellites consist of the write-off of the remaining capitalized costs associated with the manufacture and launch of our satellites prior to the end of the satellite’s useful life. We contract with third-party companies to launch, carry and deploy our satellites into space. A loss could result from a third-party launch or deployer failure, a technical failure of the satellite, or the deorbit or decommissioning of a satellite before the end of the satellite’s useful life. A technical failure could include a satellite that is not able to communicate with our network of ground stations or fulfill its intended technical mission for a duration greater than one month. The loss amount is presented net of any insurance proceeds received. Due to the nature of these events, we cannot predict the magnitude or frequency of future satellite deorbit and launch failure losses. While we sometimes purchase launch insurance when financially practical, the proceeds from these policies will typically only cover a portion of our loss in the event of an unplanned satellite deorbit or launch failure. We incurred a $0.2 million and $0.6 million loss on decommissioned satellites in the three and nine months ended September 30, 2023, respectively. We did not incur any such loss in the three and nine months ended September 30, 2022.

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

Foreign Exchange Gain/Loss. Foreign exchange gain/loss consists of the net effect of realized and unrealized foreign currency gains and losses resulting from changes in the underlying currency rates relative to the U.S. dollar as we re-measure foreign currency denominated transactions and balances into the functional currency of the entities in which they are recorded. We use the local currency as our functional currency for transactions and balances in Luxembourg, the United Kingdom, Singapore and Canada.

Other Expense, Net. Other Expense, net consists primarily of tax credits, grant income, share of equity investment loss, sales and local taxes, write-off of certain prepaid assets and legal settlements.

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

Results of Operations

Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022 and Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022

The following tables set forth selected condensed consolidated statements of operations data for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Revenue	$27,317	$20,418	$77,978	$57,883
Cost of revenue(1)	9,555	10,198	29,548	29,617
Gross profit	17,762	10,220	48,430	28,266
Operating expenses(1):
Research and development	10,538	8,879	29,953	25,761
Sales and marketing	6,993	7,794	20,572	21,427
General and administrative	11,049	9,903	33,718	33,861
Loss on decommissioned satellites	156	—	628	—
Total operating expenses	28,736	26,576	84,871	81,049
Loss from operations	(10,974)	(16,356)	(36,441)	(52,783)
Other income (expense):
Interest income	540	336	1,741	456
Interest expense	(4,728)	(3,897)	(14,015)	(9,725)
Change in fair value of contingent earnout liability	13	344	217	9,597
Change in fair value of warrant liabilities	(119)	1,282	984	11,014
Foreign exchange	(1,829)	(2,806)	(1,240)	(6,346)
Loss on extinguishment of debt	—	—	—	(22,510)
Other expense, net	(620)	(660)	(2,420)	(1,165)
Total other expense, net	(6,743)	(5,401)	(14,733)	(18,679)
Loss before income taxes	(17,717)	(21,757)	(51,174)	(71,462)
Income tax provision	78	54	560	406
Net loss	$(17,795)	$(21,811)	$(51,734)	$(71,868)
(1)
Includes stock-based compensation as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Cost of revenue	$48	$60	$173	$180
Research and development	957	845	2,510	2,370
Sales and marketing	673	766	1,729	2,117
General and administrative	1,852	1,454	5,104	3,656
Total stock-based compensation	$3,530	$3,125	$9,516	$8,323

Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2023	2022	% Change	2023	2022	% Change
Revenue	$27,317	$20,418	34%	$77,978	$57,883	35%

Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022

Total revenue increased $6.9 million, or 34%, driven primarily by the growth in the number of ARR Customers combined with growth in revenue recognized for milestone-based projects, partially offset by a decrease in our RO-based revenue primarily from the non-renewal of the RO sales order with NOAA in July 2023. Our ARR Customers increased 15%, from 690 as of September 30, 2022 to 794 as of September 30, 2023, which contributed to an increase in revenue from new customers. Our ARR Net Retention Rate was 86% for the three months ended September 30, 2023 compared to 135% for the three months ended September 30, 2022, driven primarily by the non-renewal of the RO sales order with NOAA. The RO sales order with NOAA that ended in July 2023 was not renewed for the next cycle from mid-July 2023 through mid-January 2024. The RO sales order was projected to provide approximately $9.9 million of revenue over that time period. The RO sales order was one of multiple sales orders we currently have with NOAA, and we are a qualified vendor for sales of our products to NOAA. We plan to apply for a renewal of the RO sales order by the end of 2023.

For the three months ended September 30, 2023, we derived 57% of our revenue from the Americas, 35% of our revenue from Europe, Middle East, Africa (“EMEA”) and 8% of our revenue from Asia Pacific (“APAC”). For the three months ended September 30, 2022, we derived 46% of our revenue from the Americas, 40% of our revenue from EMEA and 14% of our revenue from APAC. For the three months ended September 30, 2023, we derived 55% of our revenue from subscription arrangements, compared to 74% for the three months ended September 30, 2022. This percentage mix can fluctuate significantly from period to period driven primarily by the timing of the non-subscription revenue recognition in our contracts.

Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022

Total revenue increased $20.1 million, or 35%, driven primarily by the growth in the number of ARR Customers combined with our ARR Net Retention Rate slightly over 100%. Our ARR Customers increased 15%, from 690 as of September 30, 2022 to 794 as of September 30, 2023, which contributed to an increase in revenue from new customers. Our ARR Net Retention Rate was 101% for the nine months ended September 30, 2023, which contributed to an increase in revenue from our existing customer base.

For the nine months ended September 30, 2023, we derived 57% of our revenue from the Americas, 34% of our revenue from EMEA and 9% of our revenue from APAC. For the nine months ended September 30, 2022, we derived 44% of our revenue from the Americas, 41% of our revenue from EMEA and 15% of our revenue from APAC. For the nine months ended September 30, 2023, we derived 68% of our revenue from subscription arrangements, compared to 69% for the nine months ended September 30, 2022. This percentage mix can fluctuate significantly from period to period driven primarily by the timing of the non-subscription revenue recognition in our contracts.

For the three and nine months ended September 30, 2023, our increase in the number of ARR Customers was driven by our continued spending on sales and marketing activities, and the development and rollout of new data solutions. We seek to drive retention and further expansion with our existing customers by adding coverage, data sets and a variety of enhanced features and services to our customers’ contracts with us.

Over time, we expect the mix of our total revenue in APAC to increase with additional sales and marketing focus in those regions.

Cost of Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2023	2022	% Change	2023	2022	% Change
Total cost of revenue	$9,555	$10,198	(6)%	$29,548	$29,617	(0)%
Gross profit	17,762	10,220	74%	48,430	28,266	71%
Gross margin	65%	50%	15%	62%	49%	13%
Headcount (at end of period)	33	44	(25)%	33	44	(25)%

Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022

Cost of revenue decreased $0.6 million, or 6%, primarily driven by a decrease in personnel costs of $0.3 million and a decrease in computing costs of $0.3 million. The decrease in personnel costs was driven by an overall reduction in headcount. The decrease in computing costs was driven by cloud platform efficiencies.

Gross margin for the three months ended September 30, 2023 and 2022 was 65% and 50%, respectively. The increase in the three months ended September 30, 2023 compared to the three months ended September 30, 2022 was driven primarily by leverage from higher revenue. This metric can fluctuate significantly from period to period driven primarily by the amount and timing of the revenue as well as the timing of our technology investments.

Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022

Cost of revenue decreased $0.1 million, or 0%, primarily driven by a decrease in computing costs of $0.7 million, a decrease in personnel costs of $0.4 million, and a decrease in other miscellaneous expenses of $0.1 million, partially offset by an increase in third-party royalty costs of $0.7 million and an increase in software expenses of $0.4 million. The decrease in computing costs was driven by cloud platform efficiencies. The decrease in personnel costs was driven by an overall reduction in headcount. The increase in third-party royalty costs was driven by an increase in sales activity, resulting in higher payments to third-party data set providers as they augment our data solutions. The increase in software expenses was driven by resources to support customer growth.

Gross margin for the nine months ended September 30, 2023 and 2022 was 62% and 49%, respectively. The increase in the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 was driven primarily by leverage from higher revenue. This metric can fluctuate significantly from period to period driven primarily by the amount and timing of the revenue as well as the timing of our technology investments.

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

Research and Development

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2023	2022	% Change	2023	2022	% Change
Research and development	$10,538	$8,879	19%	$29,953	$25,761	16%
Percentage of total revenue	39%	43%		38%	45%
Headcount (at end of period)	221	200	11%	221	200	11%

Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022

Research and development expenses increased $1.7 million, or 19%, primarily driven by an increase in personnel costs of $1.3 million, an increase in other miscellaneous operating expenses of $0.2 million, an increase in equipment expenses of $0.1 million, and an increase in travel and entertainment expenses of $0.1 million. The increase in personnel costs was driven by overall growth in headcount. The increase in equipment expenses was driven by resources to support new development processes and capabilities. The increase in travel and entertainment expenses was driven by eased COVID-19 restrictions.

Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022

Research and development expenses increased $4.2 million, or 16%, primarily driven by an increase in personnel costs of $3.8 million, an increase in travel and entertainment expenses of $0.3 million, and an increase in computing costs of $0.2 million, partially offset by a decrease in other miscellaneous operating expenses of $0.1 million. The increase in personnel costs was driven by overall growth in headcount. The increase in travel and entertainment expenses was driven by eased COVID-19 restrictions. The increase in computing costs was driven by higher expenses to support customer growth.

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

Sales and Marketing

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2023	2022	% Change	2023	2022	% Change
Sales and marketing	$6,993	$7,794	(10)%	$20,572	$21,427	(4)%
Percentage of total revenue	26%	38%		26%	37%
Headcount (at end of period)	77	79	(3)%	77	79	(3)%

Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022

Sales and marketing expenses decreased $0.8 million, or 10%, primarily driven by a decrease in amortization expenses of $0.8 million. The decrease in amortization expenses was due to the completion of purchased intangible amortization from the Acquisition, which was completed in the three-month period ended December 31, 2022.

Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022

Sales and marketing expenses decreased $0.9 million, or 4%, primarily driven by a decrease in amortization expenses of $2.4 million and a decrease in other miscellaneous operating expenses of $0.2 million, partially offset by an increase in bad debt expenses of $0.7 million, an increase in contractor labor and personnel costs of $0.5 million, and an increase in marketing expenses of $0.5 million. The decrease in amortization expenses was due to the completion of purchased intangible amortization from the Acquisition, which was completed in the three-month period ended December 31, 2022. The increase in bad debt expenses was primarily driven by a charge taken for a specific customer reserve. The increase in contractor labor and personnel costs was due to an increase in salary and commission expenses. The increase in marketing expenses was driven by growth in our expenditures for demand generation, brand awareness and public relations.

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

General and Administrative

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2023	2022	% Change	2023	2022	% Change
General and administrative	$11,049	$9,903	12%	$33,718	$33,861	(0)%
Percentage of total revenues	40%	49%		43%	58%
Headcount (at end of period)	89	80	11%	89	80	11%

Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022

General and administrative expenses increased $1.1 million, or 12%, primarily driven by an increase in professional services fees of $0.7 million, an increase in personnel costs of $0.6 million, an increase in facilities expenses of $0.2 million, an increase in software expenses of $0.2 million, and an increase in other miscellaneous operating expenses of $0.1 million, partially offset by a decrease in business insurance costs of $0.7 million. The increase in professional services fees was driven by higher third-party accounting, legal and other consulting services. The increases in personnel costs and facilities expenses were driven by overall headcount growth. The increase in software expenses was driven by headcount growth and scaling of operations. The decrease in business insurance costs was driven by an improvement in annual rates.

Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022

General and administrative expenses decreased $0.1 million, or 0%, primarily driven by a decrease in business insurance costs of $2.4 million and a decrease in professional services fees of $1.4 million, partially offset by an increase in personnel costs of $2.2 million, an increase in software expenses of $0.8 million, and an increase in facilities expenses of $0.7 million. The decrease in business insurance costs was driven by an improvement in annual rates. The decrease in professional services fees was driven by lower third-party accounting, legal and other consulting services as compared to the prior year period when there were increased costs related to the Acquisition and the Merger. The increases in personnel costs and facilities expenses were driven by overall headcount growth. The increase in software expenses was driven by headcount growth and scaling of operations.

We expect our general and administrative expenses to generally grow in absolute dollars in future periods as our employee-related expenses increase to support our revenue growth; however, we expect our general and administrative expenses as a percentage of revenue to decrease as revenue growth exceeds our increases in general and administrative spend.

Loss on Decommissioned Satellites

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2023	2022	% Change	2023	2022	% Change
Loss on decommissioned satellites	$156	$—	*	$628	$—	*
Percentage of total revenues	1%	—%	*	1%	—%	*

*Not Meaningful

In the three and nine months ended September 30, 2023, we recognized a non-cash expense of $0.2 million and $0.6 million, respectively, on one and three, respectively, decommissioned satellites prior to the ends of their useful lives. There were no satellites decommissioned or impaired in the three and nine months ended September 30, 2022.

Due to the nature of these events, we cannot predict the magnitude or frequency of future decommissioning losses. While we sometimes purchase launch insurance when financially practical, the proceeds from these policies will typically only cover a portion of our loss in the event of an unplanned satellite deorbit or launch failure.

Other Income (Expense)

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2023	2022	% Change	2023	2022	% Change
Interest income	$540	$336	61%	$1,741	$456	282%
Interest expense	$(4,728)	$(3,897)	21%	$(14,015)	$(9,725)	44%
Change in fair value of contingent earnout liability	$13	$344	(96)%	$217	$9,597	(98)%
Change in fair value of warrant liabilities	$(119)	$1,282	(109)%	$984	$11,014	(91)%
Foreign exchange	$(1,829)	$(2,806)	(35)%	$(1,240)	$(6,346)	(80)%
Loss on extinguishment of debt	$—	$—	*	$—	$(22,510)	*
Other expense, net	$(620)	$(660)	(6)%	$(2,420)	$(1,165)	108%

*Not Meaningful

Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022

Interest income increased by $0.2 million driven by higher interest rates on our short-term marketable securities.

Interest expense increased $0.8 million, or 21%, primarily as a result of incurring higher interest and amortized debt issuance costs associated with our Blue Torch term loan.

Change in fair value of contingent earnout liability was an immaterial gain in the three months ended September 30, 2023 compared to a gain of $0.3 million in the three months ended September 30, 2022, a reduction of 96%. The gain in each period was primarily driven by the decrease in the fair value of the liability due to the decline in the underlying stock price during the period. For additional information, see Notes 2 and 8 to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q and Notes 2, 3 and 10 to our consolidated financial statements included in our 2022 Form 10-K.

Change in fair value of warrant liabilities was a loss of $0.1 million in the three months ended September 30, 2023 compared to a gain of $1.3 million in the three months ended September 30, 2022, a reduction of 109%. The $0.1 million loss in the three months ended September 30, 2023 was primarily driven by a reduction in the per share exercise price of the 2022 Blue Torch Warrants (as defined below under “—Liquidity and Capital Resources”) in connection with an amendment executed on September 27, 2023. The gain of $1.3 million in the three months ended September 30, 2022 was driven by the mark-to-market adjustment to reflect the fair market valuation of our public and private warrants in existence at that time, which were subsequently exchanged for our Class A common stock on December 19, 2022 and January 4, 2023. For additional information, see Notes 2, 6 and 8 to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q and Notes 2, 10 and 13 to our consolidated financial statements included in our 2022 Form 10-K.

We recognized a foreign exchange loss of $1.8 million in the three months ended September 30, 2023 compared to a foreign exchange loss of $2.8 million in the three months ended September 30, 2022. The loss in each period was driven by the strengthening of the U.S. dollar during the period relative to the local currencies of our subsidiaries, namely the Euro, British Pound Sterling, Singapore Dollar, and Canadian Dollar and the impact on the customer receivables recorded upon initial sale.

We had no loss on extinguishment of debt in either of the three months ended September 30, 2023 or the three months ended September 30, 2022.

Other expense, net was relatively flat at $0.6 million for the three months ended September 30, 2023, an increase of 6% relative to the three months ended September 30, 2022.

Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022

Interest income increased by $1.2 million as we shifted more liquid assets into short-term marketable securities that carried higher overall interest rates.

Interest expense increased $4.3 million, or 44%, primarily as a result of incurring higher interest and amortized debt issuance costs associated with our Blue Torch term loan.

Change in fair value of contingent earnout liability was a gain of $0.2 million in the nine months ended September 30, 2023 compared to a gain of $9.6 million in the nine months ended September 30, 2022, a reduction of 98%. The gain in each period was primarily driven by the decrease in the fair value of the liability due to the decline in the underlying stock price during the period. For additional information, see Notes 2 and 8 to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q and Notes 2, 3 and 10 to our consolidated financial statements included in our 2022 Form 10-K.

Change in fair value of warrant liabilities was a gain of $1.0 million in the nine months ended September 30, 2023 compared to a gain of $11.0 million in the nine months ended September 30, 2022, a reduction of 91%. The $1.0 million gain in the nine months ended September 30, 2023 was primarily driven by changes in the fair market value assessment of our Credit Agreement Warrants (as defined below under “—Liquidity and Capital Resources”). The gain of $11.0 million in the nine months ended September 30, 2022 was larger due to the existence of our public and private warrants in the prior year period, which were subsequently exchanged for our Class A common stock on December 19, 2022 and January 4, 2023. For additional information, see Notes 2, 6 and 8 to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q and Notes 2, 10 and 13 to our consolidated financial statements included in our 2022 Form 10-K.

We recognized a foreign exchange loss of $1.2 million in the nine months ended September 30, 2023 compared to a foreign exchange loss of $6.3 million in the nine months ended September 30, 2022. The loss in each period was driven by the strengthening of the U.S. dollar during the period relative to the local currencies of our subsidiaries, namely the Euro, British Pound Sterling, Singapore Dollar, and Canadian Dollar and the impact on the customer receivables recorded upon initial sale.

We had no loss on extinguishment of debt in the nine months ended September 30, 2023 compared to a $22.5 million loss in the nine months ended September 30, 2022. The loss in the previous year period was driven by the acceleration of unamortized debt issuance costs and other administrative expenses associated with the extinguishment of the FP Credit Agreement.

Other expense, net increased by $1.3 million, or 108%, primarily driven by a $1.1 million expense taken for write-down of a Virgin Orbit launch prepayment and $0.2 million of increased loss on our Myriota equity investment.

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

Income Tax Provision

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2023	2022	% Change	2023	2022	% Change
Income tax provision	$78	$54	44%	$560	$406	38%

Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022

Income taxes were generally flat, with the provision primarily driven by taxes in our U.K. subsidiary.

Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022

Income taxes increased by $0.2 million, or 38%, primarily driven by a higher tax provision for our U.K. subsidiary.

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
•
Other (expense) income, net. We exclude other (expense) income, net because it includes unusual items that do not reflect the underlying operational results of our business. Examples of such expenses include prepayment penalties on outstanding debt and vendor dispute legal settlements.
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
•
Mergers and acquisition related expenses. We exclude these expenses as they are transaction costs and expenses associated with the transaction that are generally infrequent in nature and not reflective of the underlying operational results of our business. Examples of these types of expenses include legal, accounting, regulatory, other consulting services, severance, and other employee costs.
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

The following table outlines the reconciliation from net loss to Adjusted EBITDA for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Net loss	$(17,795)	$(21,811)	$(51,734)	$(71,868)
Depreciation & amortization	3,759	4,715	11,642	14,056
Interest, net	4,188	3,561	12,274	9,269
Taxes	78	54	560	406
EBITDA	(9,770)	(13,481)	(27,258)	(48,137)
Change in fair value of contingent earnout liability	(13)	(344)	(217)	(9,597)
Change in fair value of warrant liabilities	119	(1,282)	(984)	(11,014)
Foreign exchange loss	1,829	2,806	1,240	6,346
Loss on extinguishment of debt	—	—	—	22,510
Other expense, net	620	660	2,420	1,165
Stock-based compensation	3,530	3,125	9,516	8,323
Mergers and acquisition related expenses	—	—	1,015	4,527
Loss on decommissioned satellites	156	—	628	—
Other acquisition accounting amortization	172	173	508	530
Adjusted EBITDA	$(3,357)	$(8,343)	$(13,132)	$(25,347)

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

Liquidity and Capital Resources

Our principal sources of liquidity to fund our operations are from cash and cash equivalents, and marketable securities which totaled $50.1 million as of September 30, 2023, mainly from borrowings under the Blue Torch Credit Facility (as defined below), and the sale of common stock under the Equity Distribution Agreement with Canaccord Genuity LLC, as sales agent (the "Equity Distribution Agreement"). Of the $50.1 million total, $29.9 million was in cash and cash equivalents of which approximately $18.9 million was held outside of the United States. The remaining $20.2 million was held in short-term marketable securities, all of which was held in the United States and which can be converted to cash with minimal transaction costs. These amounts compare to cash and cash equivalents, and marketable securities of $64.2 million as of June 30, 2023, of which $43.1 million was in cash and cash equivalents with $17.0 million held outside of the United States. The remaining $21.1 million was held in short-term marketable securities. The cash and cash equivalent amounts are exclusive of restricted cash which totaled $0.5 million as of September 30, 2023 and $0.5 as of June 30, 2023.

Since our inception, we have been in an operating cash flow deficit as we have made significant investments in our technology infrastructure, built out our research and development foundation, grown sales and marketing resources to drive revenue, and scaled general and administrative functions to enable operating effectiveness.

We expect that our principal source of liquidity will be our cash and cash equivalents balance. We currently believe that we will meet our minimum liquidity covenant, as well as all other financial covenants under the Blue Torch Financing Agreement (as defined below), at each applicable measurement point over the period of at least one year from the issuance of the September 30, 2023 condensed consolidated financial statements, and that we will have sufficient working capital to operate for a period of at least one year from the issuance of the September 30, 2023 condensed consolidated financial statements, in each case based on our current cash and cash equivalent balance and expected future financial results. The sufficiency of our working capital and our ability to meet our financial covenants will depend on many factors, including our growth rate, the timing and extent of spending to support solution development efforts, the expansion of sales and marketing activities, the ongoing investments in technology infrastructure, the introduction of new and enhanced solutions, and the continuing market acceptance of our solutions, all of which are subject to risks, uncertainties, and other factors that may cause actual results to differ materially. From time to time, we may seek additional equity or debt financing to fund capital expenditures, strategic initiatives or investments and our ongoing operations. In the event that we decide, or are required, to seek additional financing from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired or unable to meet the minimum liquidity covenant or other financial covenants under the Blue Torch Financing Agreement, our business, financial condition, and results of operations could be adversely affected.

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

The $120.0 million term loan was available and drawn at closing, of which $19.7 million was placed in an escrow account by Blue Torch with such amount to be released upon our achieving certain metrics related to annualized recurring revenue and a total annualized recurring revenue leverage ratio. These metrics were achieved and the $19.7 million was released from the escrow account and delivered to us in February 2023. The term loan accrues interest at a floating rate, to be based, at our election, on either a reference rate or a 3-month Term Secured Overnight Financing Rate ("SOFR") rate (subject to a 1.0% floor), plus an interest rate margin of 7.0% for reference rate borrowings and 8.0% for 3-month Term SOFR borrowings, plus an incremental Term SOFR margin of 0.26161%. We elected the Term SOFR rate which was 13.6669% as of September 30, 2023. Principal on the term loan is only payable at maturity and interest on the term loan is due and payable monthly for reference rate borrowings and quarterly for Term SOFR borrowings. We are also required to pay other customary fees and costs in connection with the Blue Torch Credit Facility, including a commitment fee in an amount equal to $2.4 million on the closing date, a $0.3 million agency fee annually and an exit fee in an amount equal to $1.8 million upon termination of the Blue Torch Financing Agreement.

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

The Blue Torch Financing Agreement contains customary affirmative and negative covenants limiting our ability and the ability of our subsidiaries to, among other things, dispose of assets, undergo a change in control, merge or consolidate, make acquisitions, incur debt, incur liens, pay dividends, repurchase stock and make investments, in each case subject to certain exceptions. We must also comply with a maximum debt to annualized recurring revenue leverage ratio financial covenant tested monthly during the first two years of the Blue Torch Financing Agreement, a maximum debt to EBITDA leverage ratio financial covenant tested monthly during the third and fourth years of the Blue Torch Financing Agreement and a minimum liquidity financial covenant tested at all times. As of September 30, 2023, we were in compliance with all applicable financial covenants under the Blue Torch Financing Agreement.

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

On September 27, 2023, we entered into the Waiver and Amendment No. 2 to Financing Agreement (the “Waiver and Amendment”) with Blue Torch and the Lenders, which amends the Blue Torch Financing Agreement to (a) waive an event of default under the Blue Torch Financing Agreement arising out of the total annualized recurring revenue leverage ratio being greater than the permitted ratio, (b) amend the financial covenants to provide covenant relief from the maximum debt to annualized recurring revenue leverage ratio and the maximum debt to EBITDA leverage ratio set forth in the Blue Torch Financing Agreement for future periods, and (c) provide for a second amendment exit fee. The second amendment exit fee is $1.8 million (which is an amount equal to one and a half percent (1.50%) of the aggregate outstanding principal balance of the term loans on the effective date of the Waiver and Amendment), bears interest from the date of the Waiver and Amendment at the Adjusted Term SOFR for a 3-month interest period plus the applicable margin under the Financing Agreement, and is payable to Blue Torch by us in cash upon the termination of the Blue Torch Financing Agreement, either as a result of acceleration of the loans or at the final maturity date. The Waiver and Amendment required a repayment by the Company of $2.5 million of the outstanding principal balance of the term loans on October 2, 2023, with a prepayment premium of $0.05 million. The Waiver and Amendment also requires additional reporting if our liquidity level is less than $35.0 million at any time during a month and revises the minimum liquidity covenant to require liquidity of at least $30.0 million at all times, commencing on September 30, 2023, which in both cases represent a $5.0 million incremental change from the original requirements. We were in compliance with all applicable financial covenants as of September 30, 2023.

On June 13, 2022, in connection with the Blue Torch Financing Agreement, we issued warrants to affiliates of the Lenders to purchase shares of Class A common stock (the “2022 Blue Torch Warrants”), which were exercisable for an aggregate of 437,025 shares of our Class A common stock with a per share exercise price of $16.08.

In addition, on June 13, 2022, in connection with the closing of the financing, we paid Urgent Capital LLC, a Delaware limited liability company, a fee for introducing us to the Lenders, for the purpose of loan financing, in the amount equal to $0.6 million in cash and a warrant to purchase shares of Class A common stock (the “GPO Warrant” and, collectively with the 2022 Blue Torch Warrants and the 2023 Blue Torch Warrants (as defined below), the “Credit Agreement Warrants”), which is exercisable for an aggregate of 24,834 shares of our Class A common stock with a per share exercise price of $16.08.

On September 27, 2023, in connection with the Waiver and Amendment, we and certain affiliates of Blue Torch amended and restated the 2022 Blue Torch Warrants to reduce the per share exercise price from $16.08 to $5.44. We also concurrently issued new warrants to those affiliates that are exercisable for an additional 597,082 shares of the Company’s Class A common stock at a per share exercise price of $5.44 (the “2023 Blue Torch Warrants").

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

Government Loan

As part of the Acquisition in November 2021, we assumed a loan agreement with the Strategic Innovation Fund ("SIF") which was recorded at fair value of the debt. As of September 30, 2023, $5.0 million was included in long-term debt, non-current on our unaudited condensed consolidated balance sheets related to the SIF loan agreement. Under this agreement and subsequent amendment, we are eligible to receive funding for certain expenditures incurred from February 13, 2018 to May 12, 2023, up to a maximum of $5.7 million. The loan is repayable in 15 annual payments beginning February 28, 2026 and has a stated interest rate of zero.

For additional information, see Note 6 to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Equity Distribution Agreement

On September 14, 2022, we entered into the Equity Distribution Agreement with Canaccord Genuity LLC, as sales agent. In accordance with the terms of the Equity Distribution Agreement, we may offer and sell shares of our Class A common stock having an aggregate offering price of up to $85.0 million from time to time through the agent pursuant to a registration statement on Form S-3, which became effective on September 26, 2022. In June 2023, we sold approximately 2.2 million shares of our Class A common stock through this arrangement, resulting in net proceeds of $7.9 million. As of September 30, 2023, approximately $76.8 million of shares were remaining, but had not yet been sold, under the Equity Distribution Agreement.

Cash Flows

The following table summarizes our net cash used in operating activities, net cash used in investing activities, and net cash provided by financing activities for the periods indicated:

	Nine Months Ended September 30,
(in thousands)	2023	2022
Net cash used in operating activities	$(27,733)	$(42,708)
Net cash used in investing activities	$(19,946)	$(38,342)
Net cash provided by financing activities	$28,174	$25,369

Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022

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

Net cash used in operating activities for the nine months ended September 30, 2023 was $27.7 million. This reflected our net loss of $51.7 million, adjustments for non-cash items of $23.9 million and a net increase in our operating assets and liabilities of $0.1 million. Non-cash items primarily included $11.6 million of depreciation and amortization expense, $9.5 million of stock-based compensation, $2.2 million of amortization of operating lease right-of-use assets, $1.6 million of debt issuance amortization costs, and $0.6 million of loss on decommissioned satellites, partially offset by a $1.0 million change in fair value of warrant liability, $0.4 million of other, net, and a $0.2 million change in fair value of contingent earnout liability. Changes in operating assets and liabilities primarily included a $4.8 million increase in accounts receivable, net, a $1.9 million decrease in operating lease liabilities, a $1.1 million increase in contract assets, a $0.8 million decrease in accounts payable, a $0.5 million decrease in other accrued expenses, and a $0.2 million increase in other current assets. This was partially offset by a $7.0 million increase in contract liabilities, a $1.3 million decrease in other long-term assets, and a $1.2 million increase in accrued wages and benefits.

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

Net cash used in investing activities for the nine months ended September 30, 2023 was $19.9 million. This was driven by purchases of $37.8 million in short-term investments and $23.7 million of investment in property and equipment, partially offset by $41.5 million in maturities of short-term investments.

Net cash used in investing activities in the nine months ended September 30, 2022 was $38.3 million. This was driven by purchases of $29.8 million in short-term investments and $15.9 million of investment in property and equipment, partially offset by $7.4 million in maturities of short-term investments

Cash Flows from Financing Activities

The cash flows from financing activities relate primarily to net proceeds from the issuance of long term debt, convertible notes and Class A common stock.

Net cash provided by financing activities for the nine months ended September 30, 2023 was $28.2 million. This was driven by $19.9 million of proceeds from long-term debt, $7.9 million of proceeds from issuance of common stock under the Equity Distribution Agreement, and $0.4 million of proceeds from our employee stock purchase plan. Long term debt proceeds were driven by the second tranche of the Blue Torch loan transaction.

Net cash provided by financing activities in the nine months ended September 30, 2022 was $25.4 million. This was driven by $100.4 million of proceeds from long-term debt, $0.8 million of proceeds from exercise of stock options and $0.3 million of proceeds from the employee stock purchase plan, partially offset by $71.5 million of payments on long-term debt, and $4.6 million of payments of debt issuance costs. The long term debt and debt issuance cost items were driven by the Blue Torch loan transaction.

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

We have experienced and will continue to experience fluctuations in our net loss as a result of gains or losses related to revaluing certain asset and current liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. For the three months ended September 30, 2023 and 2022, we had a loss of $1.8 million and a loss of $2.8 million, respectively. For the nine months ended September 30, 2023 and 2022, we had a loss of $1.2 million and $6.3 million, respectively. A hypothetical 10% strengthening or weakening of the U.S. dollar relative to the currencies in which our revenue and expenses are denominated would have resulted in an increase or decrease, respectively, in our reported three months ended September 30, 2023, pre-tax loss of approximately $0.7 million, and in our reported nine months ended September 30, 2023, pre-tax loss of approximately $2.1 million.

Interest Rate Sensitivity

As of September 30, 2023, we had cash and cash equivalents totaling $29.9 million, which were held primarily in demand deposit accounts, and investment in short-term marketable securities of $20.2 million. The cash and cash equivalents are held for working capital purposes or strategic investment purposes.

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

Inflation Risk

We are exposed to inflation risk. Inflationary factors, such as increases in component parts, labor and other overhead expenses, could impair our operating results. Although there has been a significant increase in inflation in recent periods, it has not had a substantial impact on our results of operations for the three months ended September 30, 2023 or 2022. However, a higher rate of inflation in the future may have a negative impact on our operational and capital expenditures which we may not be able to pass along as cost increases to our customers.

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

We performed an evaluation under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule(s) 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2023. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of September 30, 2023 because of the material weaknesses in internal control over financial reporting described below.

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

Risk Assessment
We engaged a third-party consulting firm to assist in designing and implementing a risk assessment process to identify and evaluate changes in the Company’s business and the impact on its internal controls. We conducted a financial risk assessment to identify key business processes and establish internal materiality thresholds. We performed walkthroughs of all key processes, identified key controls, and developed narratives describing risk points, processes, and corresponding controls. A Risk and Control Matrix (RCM) has been created that will serve as the basis for a testing program in progress for 2023.

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

The risk factors in our 2022 Form 10-K entitled “We rely on a limited number of government customers to provide a substantial portion of our revenue” and "We are dependent on third parties to launch our satellites into space, and any launch delay, malfunction, or failure could have a material adverse impact to our business, financial condition, and results of operations" are replaced in their entirety by the following:

We rely on a limited number of government customers to provide a substantial portion of our revenue.

We have historically derived a significant portion of our revenue from contracts with federal, state, local, and foreign governments, which accounted for approximately 43% of our revenues for the nine months ended September 30, 2023. We believe that the future success and growth of our business will depend in part on our ability to continue to maintain and expand government contracts. Within the government channel, approximately 64% of revenue for the nine months ended September 30, 2023, was generated by three government customers. Contracts with any government entity may be terminated or suspended by the government at any time, with or without cause. There can be no assurance that any contract with the government of any jurisdiction will not be terminated or suspended in the future. For example, the NOAA did not renew one of its sales orders with us for the time period from mid-July 2023 through mid-January 2024. We expected this sales order to provide approximately $9.9 million of revenue over that time period, and while we plan to apply for a renewal of this sales order by the end of 2023, there can be no assurance that we will be successful in regaining this business.

Although we attempt to ensure that government contracts have standard provisions such as termination for convenience language which reimburses us for reasonable costs incurred, the payments are not assured and would likely not be sufficient to fully compensate us for any early termination of a contract. The loss of one or more of our government customers, any significant decrease in sales to these customers, a full or partial government shutdown, or delays in government appropriations could reduce our net sales and cash flows and adversely affect our business, financial condition, and results of operations.

We are dependent on third parties to launch our satellites into space, and any launch delay, malfunction, or failure could have a material adverse impact to our business, financial condition, and results of operations.

We are dependent on third-party launch service providers. Currently, the number of companies who offer launch services is limited, and if this sector fails to grow or experiences consolidation among current providers, we may not be able to secure space on a launch vehicle or may incur higher prices for such space. This could cause delays in our ability to meet our customers' needs or an increase in the price for our offerings, adversely affecting our business, financial condition, and results of operations. The technology related to launch capabilities is evolving rapidly as existing launch providers iterate on their existing capabilities and new providers enter the market. Our launch partners may encounter launch, deployment, or in-orbit delays or failures, leading to the damage or complete loss of our satellites, including customer assets. In the event that a launch is delayed, our timing for the recognition of revenue tied to customer acceptance of project-based deliverables may similarly be delayed. During the quarter ended September 30, 2023, one of our launch partners experienced a launch failure, but we did not have any satellites on the failed launch. The launch partner has delayed future launches until it completes its investigations and obtains the necessary approvals to resume launches. As a result, the launch of one of our missions by this launch partner that was anticipated to occur in the fourth quarter of 2023 may be delayed, thereby delaying the timing of the recognition of revenue related to such launch. Launch delays are common in our industry, and they could negatively impact our financial statements or earnings for a given time period.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended September 30, 2023, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement (as defined in the SEC’s rules).

Item 6. Exhibits

The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q, or are incorporated herein by reference, in each case as indicated below.

Exhibit Number		Incorporated by Reference
	Description	Form	File No.	Exhibit	Filing Date

3.1	Certificate of Incorporation of Spire Global, Inc.	S-1	333-259733	3.1	September 23, 2021
3.2	Certificate of Amendment to Certificate of Incorporation of Spire Global, Inc., dated August 30, 2023	8-K	001-39493	3.1	August 30, 2023
3.3	Bylaws of Spire Global, Inc.	S-1	333-259733	3.2	September 23, 2021
4.1	Form of Amended and Restated Blue Torch Warrant to Purchase Common Stock of Spire Global, Inc., dated as of September 27, 2023	8-K	001-39493	4.1	October 2, 2023
4.2	Form of Blue Torch Warrant to Purchase Common Stock of Spire Global, Inc., dated as of September 27, 2023	8-K	001-39493	4.2	October 2, 2023
10.1	Offer Letter between Leonardo Basola and Spire Global Subsidiary, Inc., effective as of August 10, 2023	8-K	001-39493	10.1	August 16, 2023
10.2	Consulting Agreement between Thomas Krywe and Spire Global, Inc., dated as of August 15, 2023	8-K	001-39493	10.2	August 16, 2023
10.3	Spire Global, Inc. 2021 Equity Incentive Plan, conformed to reflect the First Amendment effective August 2, 2023 and the reverse stock split effective August 31, 2023	8-K	001-39493	10.1	September 7, 2023
10.4	Spire Global, Inc. 2021 Employee Stock Purchase Plan, conformed to reflect the reverse stock split effective August 31, 2023	8-K	001-39493	10.2	September 7, 2023
10.5	Waiver and Amendment No. 2 to Financing Agreement, dated as of September 27, 2023, among Spire Global, Inc., Spire Global Subsidiary, Inc., Austin Satellite Design, LLC, Blue Torch Finance LLC and the lenders party thereto	8-K	001-39493	10.2	October 2, 2023
10.6	Managing Director Service Agreement, dated as of October 1, 2023, between Spire Global Germany GmbH and Peter Platzer	8-K	001-39493	10.3	October 2, 2023
10.7	Employment Contract, dated as of October 1, 2023, between Spire Global Germany GmbH and Theresa Condor	8-K	001-39493	10.4	October 2, 2023
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

32.1*	Certifications of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because iXBRL tags are embedded within the Inline XBRL document).
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 has been formatted in Inline XBRL

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

SPIRE GLOBAL, INC.

Date: November 8, 2023	By:	/s/ Peter Platzer
Peter Platzer
Chief Executive Officer
(Principal Executive Officer)

Date: November 8, 2023	By:	/s/ Leonardo Basola
Leonardo Basola
Chief Financial Officer
(Principal Financial and Accounting Officer)