Form 10-K
period 2023-12-31
Spire Global, Inc.
filed 2024-03-06
CIK 1816017

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of the common stock held by non-affiliates of the Registrant on June 30, 2023, the last business day of its most recently completed second fiscal quarter, was $86,025,000 based on the closing price of the Registrant’s Class A common stock as reported by the New York Stock Exchange on that date. Shares of common stock held by each executive officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded from the foregoing calculation in that such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 23, 2024, the registrant had outstanding 22,131,445 shares of Class A common stock and 1,507,325 shares of Class B common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement relating to the 2024 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2023.

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
•
Uncertain macroeconomic and geopolitical factors, including as a result of inflationary pressures, currency exchange rate fluctuations, trade uncertainties, military conflicts, and rising interest rates, cause instability and volatility in the global financial markets and disruptions within our industries that have negatively impacted, and could continue to negatively impact our business, our financial results, and our stock price.
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
•
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
•
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
•
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
•
Any actual or perceived security or privacy breach could interrupt our operations, harm our reputation and brand, result in financial exposure.
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
•
Domestic and international tax laws and regulations, and changes to such tax laws and regulations, could adversely affect our business, financial condition, and results of operations.
•
Our ability to utilize our net operating loss carryforwards and certain other tax attributes to offset future taxable income may be limited.
•
We face fluctuations in currency exchange rates, which could adversely affect our financial condition and results of operations.
•
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
•
Our metrics and estimates, used to evaluate our performance and to make results of operations projections, rely in large part upon assumptions and analyses developed by us, and are subject to inherent challenges in measurement. Any real or perceived inaccuracies in those estimates may harm our reputation and negatively affect our business.
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
•
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
•
If securities or industry analysts do not publish or cease publishing research or reports about us, our business, or our market, or if they change their recommendations regarding our securities adversely, the price and trading volume of our securities could decline.
•
We are an “emerging growth company” and a “smaller reporting company” within the meaning of the Securities Act, and the reduced disclosure requirements applicable to emerging growth companies and smaller reporting companies could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

PART I

Item 1. Business

General

Spire Global, Inc. (“Spire” or the “Company”), founded in August 2012, is a global provider of space-based data and analytics that offers its customers unique datasets and insights about Earth from the ultimate vantage point. The Company collects this space-based data through its proprietary constellation of multi-purpose nanosatellites. By designing, manufacturing, integrating, and operating its own satellites and ground stations, the Company has unique end-to-end control and ownership over its entire system. The Company offers the following three data solutions to customers: Maritime, Aviation and Weather. As a fourth solution, the Company is providing “space-as-a-service” through its Space Services solution.

The Company is headquartered in Vienna, Virginia and has several wholly owned operating subsidiaries in the United States, United Kingdom, Luxembourg, Singapore, Australia, Germany, and Canada.

On August 16, 2021, Spire Global Subsidiary, Inc. (formerly known as Spire Global, Inc.) (“Legacy Spire”) closed its previously announced merger with NavSight Holdings, Inc. (“NavSight”), a special purpose acquisition company. As a result, Legacy Spire continued as the surviving corporation and a wholly owned subsidiary of NavSight (the “Merger,” and such consummation, the “Closing”). NavSight then changed its name to Spire Global, Inc. and Legacy Spire changed its name to Spire Global Subsidiary, Inc.

Our principal executive office is located at 8000 Towers Crescent Drive, Suite 1100, Vienna, Virginia 22182, and our telephone number is (202) 301-5127.

In this Annual Report on Form 10-K, Spire Global, Inc. (together with its subsidiaries) is referred to as “Spire,” the “Company,” “we,” “us,” or “our.”

Overview

Spire is a global provider of space-based data, analytics and space services, offering unique datasets and powerful insights about Earth so that organizations can make decisions with confidence in a rapidly changing world. Spire builds, owns, and operates a fully deployed satellite constellation. We believe it is one of the world’s largest “listening” constellations, observing the Earth in real time using radio frequency technology.

The data acquired by our multipurpose satellites provide global weather intelligence, ship and plane movements, and spoofing and jamming detection to better predict how their patterns impact economies, global security, business operations and the environment. We also offer Space as a Service solutions that empower customers to leverage our established infrastructure to put their business in space. We provide customers these solutions through an application programming interface (“API”) infrastructure.

Our Data Solution Offerings

Our proprietary constellation of Low Earth Multi-Use Receiver (“LEMUR”) satellites collects and transmits data to our proprietary global ground station network. The data is then autonomously moved from ground stations to proprietary data warehouses for cleansing, standardization, fusion and analysis. Via the SpireSight API, our customers receive proprietary data, analysis, and predictive data and solutions delivered seamlessly in real and near real-time.

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

Maritime

We provide current and historical data, insights and predictive analytics for highly accurate ship monitoring, real-time and near real-time vessel updates, port operations, ship safety and route optimization. We leverage the International Maritime Organization automatic identification system (“AIS”) standard, which is an automatic tracking system that uses transceivers on ships to provide geographic location data through historical or live satellite AIS (S-AIS) data as observed by our satellites and terrestrial AIS (T-AIS) data. Dynamic AIS™ (D-AIS™) provides greater vessel tracking data in high traffic zones. Our AIS-based maritime solutions increase global maritime domain awareness, facilitate coastline policing, the protection of offshore assets, and provide greater ocean coverage. Key applications include:

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
•
Monitoring illegal activities and compliances: Real-time, position validation solutions help facilitate organizations to secure fishing territories, protect underwater infrastructure and analyze maritime incidents.
•
Analyzing commodity trading: Fuel, grain, building materials and precious metals are all traded by sea. Our customers track the shipment of commodities by ship type and port calls to identify patterns and analyze global commodity flows.

Aviation

We provide global satellite-based aircraft tracking data to power applications, drive decision making and improve cost efficiencies. We utilize International Civil Aviation Organization-backed ADS-B aircraft tracking data to provide a near real-time precision and situational awareness. Using ADS-B, customers can track the overall operational status of aviation assets and relevant weather conditions along a given aircraft’s flight path or in particular areas of interest around the world. Our versatile datasets include historical and near real-time aircraft position and status, aircraft type and airline data, and flight and airport information, delivered via our near real-time and historical data APIs. Our satellites capture global aircraft movements from space using ADS-B signals, even when the aircraft is flying over oceans, deserts, mountains and regions without available ground-based tracking. Key applications include:

•
Flight tracking: We generate near real-time information on the movements of all ADS-B equipped aircrafts across continents and oceans for a long suite of regulatory and operations applications.
•
Estimated time of arrival/on-time performance: Our versatile, near real-time aviation ADS-B data streams provide insight into both historical on-time performance and real-time estimated time of arrivals, which can benefit airline and airport operations.
•
Air cargo and freight analytics: Tracking all cargo aircraft in near real-time can be leveraged for analysis of supply of air cargo capacity which aids in optimizing pricing and distribution.
•
Analytics and market intelligence: Companies integrate live and historical flight and weather data into innovative solutions for their customers and internal teams, driving more favorable outcomes through deeper insights.
•
Predictive maintenance and aircraft management: By tracking aircraft usage and flight patterns, our data aids in the analysis allowing for less aircraft downtime and fewer schedule disruptions.

Weather

We provide space-based data, AI-powered insights and predictive weather analytics to empower the world to optimize costs, increase safety, boost decarbonization and make optimal business decisions. By utilizing radio occultation technology (“RO”), we are able to offer improved global weather and Earth observation capabilities, capturing detailed temperature, humidity, and pressure information across the entire planet. Our satellite constellation collects near real-time data from every layer of the atmosphere, even at traditionally difficult high altitudes, polar areas, and remote oceanic regions. This data is used to power Spire's Global Weather forecast system and enable enhanced forecast accuracy across the planet, especially improving the quality in areas that are traditionally under-observed. Through the use of Global Navigation Satellite System Reflectometry (“GNSS-R”), Spire captures information about precipitation, soil moisture and flooding, as well as ocean winds and wave roughness, and ice thickness, extent and age on the polar caps. We also offer weather solutions including Deep Navigation Analytics™, a weather intelligence platform for the maritime industry; DeepVision™, an advanced weather visualization dashboard for global supply chain management; and High Resolution Weather Forecast, a regional high-resolution weather forecasting service designed to meet the critical demands of the energy and commodity markets.

These tools provide immense value to governments, commercial companies, and individuals across the world, including the following sample of applications:

•
Weather forecasting: Space-based RO data offers global measurements to greatly enhance the accuracy of weather forecasts, providing industries such as agriculture, energy and utilities, and supply chain with highly detailed forecasting across their operational regions.
•
Asset protection: Our data can help facilitate the risk mitigation of physical assets like power lines from storm damage.
•
Crop yields: Customers can use our solutions to help optimize crop yields with optimal farm operations.
•
Reducing losses and insurance: Provision of data can decrease losses related to inclement weather and provide enhanced customer experiences in insurance.
•
Minimize supply chain disruptions: Reduce risks to cargo, ship and crew safety, optimize fuel consumption and manage operational costs with highly accurate weather forecasts for maritime, aviation and ground operations.

Space Services

Built on 600+ years of space heritage, we offer Space as a Service solutions that empower our customers to leverage our established infrastructure to put their business in space. Our Space Services solutions are built upon our vertically integrated capabilities, global ground station network and cloud infrastructure to revolutionize how customers access space. Akin to cloud-based services like Amazon Web Services (“AWS”), Microsoft Azure, and Google Cloud Platform, we provide customers fast, scalable and reliable access to space data at a fraction of the cost and time it historically took by leveraging the same operational infrastructure we use for our own data and analytics solutions across maritime, aviation and weather. In doing so, customers are able to convert high capital expenditures typically recognized at the outset into affordable and recurring operating expenditures through a flexible subscription-based pricing model. Our launch schedule and end-to-end LEMUR design and manufacturing process allow customer sensors to go from design to launch in a matter of months, as opposed to three to five years–common under legacy satellite development. Our Space Services offering allows us to quickly and efficiently put a satellite into service for our customers while they focus on what they do best.

Our customers can deploy their own applications and sensors into space quickly and efficiently with our diverse offerings:

•
Software in Space: Deploy customer software to existing satellites, using Software Defined Radios (SDR) in space without the need to launch a dedicated spacecraft.
•
Payload in Space: Host customer payloads on trusted, fully integrated space, ground and web platform.
•
Solution in Space: Customers partner with Spire to build a custom end-to-end solution from payload development to mission operations.
•
Operation in Space: Customers can access Spire’s ground infrastructure and APIs to operate their existing or future satellites.

Our Technology Platform

Our Constellation

We operate a large constellation of LEMUR nanosatellites along with a global network of ground stations. By operating our own satellites and ground stations, we are able to quickly and efficiently collect large volumes of data and make them available to our customers.

Key elements of our constellation include:

•
Proprietary Satellite Space Platform: We have developed a configurable nanosatellite platform called LEMUR, which is used to deploy data-generating sensors into space and provide all necessary resources for them to be operated efficiently, including power, pointing, data communications and onboard processing. As of December 31, 2023, the LEMUR platform has accumulated over 600 years of space flight heritage, with more than 170 satellites deployed. LEMUR is compatible with a significant number of available launch vehicles, having completed more than 35 launch campaigns on ten unique vehicles.
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

Climate change response

The world is seeing a higher number of weather-related events that are causing significant damage and cost. The pace has only quickened in recent years. According to the National Oceanic and Atmospheric Administration, 2023 set the record for the largest number of weather/climate disaster events with losses each exceeding $1 billion to affect the United States. The response to the world’s problem of global warming and climate change over the past several decades has been largely focused on efforts to reduce greenhouse gas emissions. More recently, there has been a growing realization that the world lacks sufficient tools to anticipate and respond effectively to extreme weather events and climate change, and that more of our efforts and investment should be focused on how we can best protect vulnerable populations, infrastructure, land and the impact to the global economy. We believe that more accurate weather data, prediction technologies and analytics will play an increasingly important role in helping to devise strategies to maintain water quality and availability, modify land use, protect and preserve coastal land and development, manage stormwater logistics, mitigate the spread of wildfires, repair and retrofit vulnerable facilities and maximize the use of green infrastructure.

Global security response

Over the past two years, geopolitical conflicts have brought the importance of global security to the world’s attention. In dynamic times, truth and transparency have never been more important. Spire has approximately 40 geolocation-capable satellites in-orbit that can detect jamming, spoofing, or the locations of objects such as sanctioned vessels or aircraft, through the use of radio frequency. Our satellites work day and night, in good weather or bad, and observe the entirety of the Earth’s surface area, 200 times a day on average, providing valuable insights in a rapidly changing environment. Given the investments and technological advancements the private sector has made over the last several years, there is a growing recognition of the necessity of public/private partnerships to tackle complex, global challenges. Governmental agencies have noted that the relationship with the commercial satellite sector is vital. A diversified architecture encompassing both governmental and commercial satellites, in varying constellation sizes and orbits, provides resilience to the space-based ecosystem. Spire has a fully deployed constellation with over 170 satellites launched and is a meaningful member of that ecosystem.

Advancements in on-board technologies

Rapid innovation in space technology infrastructure, including communication devices and sensors, has improved data download times and spatial resolution and measurement accuracies, allowing for better space-based data, analytics and insights to be delivered faster.

Before space-based data, legacy solutions were often burdened with substantial shortcomings in terms of coverage and safety. For instance, before the advent of Automatic Dependent Surveillance-Broadcast (“ADS-B”), aviation stakeholders were blind to the vast majority of global aerospace activity, as terrestrial-based solutions were unable to track aircraft over oceans. This occasionally resulted in tragedies like that of Malaysia Airlines Flight 370, which disappeared in March 2014 while flying a routine route from Kuala Lumpur to Beijing. As of December 2023, our sensors covered the entirety of the globe over 200 times per day on average, including remote areas where terrestrial AIS, ADS-B and atmospheric weather information are out of reach.

Our constellation already has Radio Frequency links (RF links) in-orbit and we have successfully completed an in-orbit technology demonstration of Optical Intersatellite Links (“OISLs”). An effective rollout of this technology throughout our constellation will create a mesh network in a similar way to how personal computers were linked with one another through the internet. We believe OISLs will enable us to deliver more data faster and with higher resiliency to interference, higher security, and higher efficiency.

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

Research and Development

Our research and development team consists of spacecraft engineering, software engineering, data science, meteorology, manufacturing, product engineering, external experts and management and is responsible for the design, architecture, creation and quality of our space platform and data solutions. We invest substantial resources in research and development to enhance our product portfolio and services. We believe the enhancement of our solutions and the timely development of new services and features is essential to maintaining our competitive position, and we incorporate suggestions and feedback from our customers into our services. Our research and development teams work closely with operations to monitor and maintain the high availability of all our services. Additionally, the research and development team works closely with our sales team to collect market and customer feedback to enhance our portfolio. Our research and development organization is distributed across the United States, Canada, Luxembourg, Germany, Scotland and Singapore, each of which we believe is a strategic advantage for us, allowing us to develop capabilities more efficiently.

Competition

The maritime, aviation and weather data industries are fragmented and highly competitive and characterized by rapid changes in technology, customer requirements and industry standards and frequent introductions of improvements to existing offerings. Our primary competitors in these industries include companies that specialize in one or more services similar to those offered by us on a local or regional basis. We also compete with global, national, regional and local firms and government entities specializing in our industries. Some of our primary competitors include, in our maritime data vertical, Orbcomm Inc., in our aviation data vertical, Aireon LLC, and in our weather data vertical, PlanetiQ with respect to our radio occultation data services. Some of our primary competitors also include analytics companies such as AccuWeather, Inc., Weathernews Inc., MeteoGroup (acquired by DTN, LLC), Tomorrow.ai, Climavision and The Weather Company with respect to predictive analytics. We compete with companies such as AAC Clyde Space, GomSpace A/S, NanoAvionics LLC, ISISSpace and Open Cosmos Ltd. in our Space Services channel.

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

We believe that we compare favorably with our competitors on the basis of the factors listed above. The industries in which we compete are dynamic and require constant change and innovation, and we plan to continue to evolve our technology to provide our customers with comprehensive data and analytics that protect our environment and our communities, transform global logistics and contribute to economic stability. Our innovation and focused execution have allowed us to quickly extend our network and our reach, and we plan to continue our efforts to expand within our existing industries and enter new industries and geographies in the future. However, we could face significant risks to our business, financial condition and results of operations as a result of competition. For additional information, see the section titled “Risk Factors—Risks Related to Our Industry and Business—We face intense competition and could face pricing pressure from, and lose market share to, our competitors, which would adversely affect our business, financial condition, and results of operations.”

In addition to the “listening” (radio frequency) satellite market, there is a “looking” (imagery) satellite market, and a “talking” (communications) satellite market shown below. We do not compete in the “looking” or “talking” satellite markets, nor do we see any significant competition across the “looking,” “talking,” or “listening” satellite markets.

Looking

Imagery

BLACKSKY
Be The First To Know

MAXAR
TECHNOLOGIES

planet.

Talking

Communications

Viasat

AST

STARLINK

Listening

Radio Frequencies

spire

GeoOptics

HawkEye 360

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

As of December 31, 2023, we had 416 employees located in six countries, of which 407 were full-time employees. In addition, we engage contractors and third-party service providers in connection with certain projects. In certain countries in which we operate, we are subject to local labor law requirements which may automatically make employees subject to industry-wide collective bargaining agreements. None of our U.S. employees are represented by a labor union or covered by a collective bargaining agreement with respect to their employment with us. We have not experienced any work stoppages, and we consider our relations with our employees to be good.

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

Risks Related to Our Industry and Business

Our revenue growth and financial performance in recent periods may not be indicative of future performance.

We have grown revenue over recent periods, but our recent revenue growth and financial performance should not be considered indicative of our future performance. You should not rely on our revenue for any previous quarterly or annual period as any indication of our revenue or revenue growth in future periods. Our future revenue growth may decline compared to prior fiscal years due to a number of reasons, which may include more challenging comparisons to prior periods, slowing demand for our platform, increasing competition, a decrease in the growth of our overall market or market saturation, and our failure to capitalize on growth opportunities.

We may fail to effectively manage our growth, which would adversely affect our business, financial condition, and results of operations.

Our future growth depends, in part, on our ability to manage our growth successfully. To effectively manage our growth, we will need to continue to improve and expand our operating and administrative systems, financial infrastructure, financial controls, technological operations infrastructure, and our internal IT systems, which we may not be able to do efficiently in a timely manner, or at all. To do so, we may seek to deploy products and services from third-party providers, which may not be available on commercially reasonable terms, or at all, and may not perform to our expectations.

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

Our results of operations vary and are unpredictable from period to period, which could cause the market price of our Class A common stock to decline.

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
•
adverse litigation judgments, settlements, or other litigation-related costs; and
•
general economic conditions in either domestic or international markets, including currency exchange rate fluctuations, supply chain impacts, inflation and geopolitical uncertainty and instability, such as the conflicts in Ukraine and Gaza and their impacts on the regional and global economies.

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

If we fail to meet or exceed such expectations for these or any other reasons, the market price of our Class A common stock could decline and we could face costly lawsuits, including securities class action suits.

Uncertain macroeconomic and geopolitical factors, including as a result of inflationary pressures, currency exchange rate fluctuations, trade uncertainties, military conflicts, and rising interest rates, cause instability and volatility in the global financial markets and disruptions within our industries that have negatively impacted, and could continue to negatively impact our business, our financial results, and our stock price.

Prolonged economic uncertainties or downturns have adversely affected, and could continue to adversely affect our business, financial condition, and results of operations. Negative conditions in the general economy in either the United States or abroad, including conditions resulting from financial and credit market fluctuations, increased inflation, changes in interest rates and economic policy, trade uncertainty, including changes in tariffs, sanctions, international treaties, and other trade restrictions, the occurrence of a natural disaster or global public health crisis, delays in the approval of US federal appropriations bills, or armed conflicts, could continue to cause a decrease in corporate spending on data offerings in general and negatively affect the growth of our business.

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

In addition, changing interest rates have and could continue to negatively affect businesses across many industries, including by increasing our existing and prospective customers’ costs and constraining their budgets. Increasing interest rates in 2023 resulted in higher interest expenses for us, as our credit facility is based on a floating interest rate.

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

Additionally, events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank (“SVB”) was closed by the California Department of Financial Protection and Innovation, and we had to transfer approximately $31.2 million of cash and cash equivalents that we had on deposit at SVB to other banks. Although our ongoing cash management strategy is to maintain deposit accounts at multiple financial institutions, there can be no assurance that this strategy will be successful. If other banks and financial institutions enter receivership or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, our ability to access our cash and cash equivalents may be threatened and could have a material adverse effect on our business and financial condition.

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

The availability of our services depends on the continuing operation of our satellite operations infrastructure, satellite manufacturing operations, information technology and communications systems. Any downtime, damage to or failure of our systems could result in interruptions in our service, which could reduce our revenue and profits. Our systems are vulnerable to damage or interruption from floods, fires, power loss, aging infrastructure, telecommunications failures, computer viruses, computer denial of service attacks, cyberattacks or other attempts to harm our systems. The conflict in Ukraine and associated activities in Ukraine and Russia have increased the risk of cyberattacks on various types of infrastructure and operations. We believe those risks may be particularly heightened for us and other providers of satellite infrastructure and space operations, and that we face heightened risks of cyberattacks on our infrastructure, systems, and operations in connection with the conflict in Ukraine and associated activities in Ukraine and Russia.

Satellites use highly complex technology and operate in the harsh environment of space and therefore are subject to significant operational risks, including exposure to space debris and other spacecraft, while in orbit.

Satellites utilize highly complex technology and operate in the harsh environment of space and, accordingly, are subject to significant operational risks while in orbit. These risks include malfunctions, or anomalies, that have occurred and may continue to occur in our satellites. Exposure of our satellites to an unanticipated catastrophic event, such as a meteor shower, coronal mass ejection or a collision with space debris, could reduce the performance of, or completely destroy, the affected satellite and/or constellation. In addition, satellites in low earth orbit have a limited life cycle and they could become compromised over their designated operational life span. We anticipate that our satellites will have an expected end-of-commercial-service life of three to four years. It is possible that the actual commercial service lives of our satellites will be shorter than anticipated.

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

We have historically derived a significant portion of our revenue from contracts with federal, state, local, and foreign governments, which accounted for approximately 42% of our revenues for the year ended December 31, 2023. We believe that the future success and growth of our business will depend in part on our ability to continue to maintain and expand government contracts. Within the government channel, approximately 63% of revenue for the year ended December 31, 2023, was generated by three government customers. Contracts with any government entity may be terminated or suspended by the government at any time, with or without cause. There can be no assurance that any contract with the government of any jurisdiction will not be terminated or suspended in the future. For example, the National Oceanic and Atmospheric Administration ("NOAA") did not renew one of its sales orders with us for the time period from mid-July 2023 through mid-January 2024. We expected this sales order to provide approximately $9.9 million of revenue over that time period, and while we were awarded a new order for $9.4 million, commencing in January 2024 and running for eight months, there can be no assurance that renewals or new orders will be awarded in full, for the full period and on favorable terms, or at all, in the future.

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

Additional risks and uncertainties related to our government contracts include, but are not limited to, the following:

•
We are subject to the Federal Acquisition Regulation (the “FAR”), the Defense Federal Acquisition Regulation Supplement (the “DFARS”), and other federal cybersecurity requirements, in connection with our defense work for the U.S. government and prime contractors. Amendments to cybersecurity requirements such as through amendments to the FAR or the DFARS, may increase our costs or delay the award of contracts if we are unable to certify that we satisfy such cybersecurity requirements.
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

Our satellites and platform are exposed to the risks inherent in large-scale, complex satellite systems employing advanced technology. We rely on data collected from a number of sources including data obtained from our satellites and from third parties, and may become unable or limited in our ability to receive such data. For example, satellites can temporarily go out of service and be recovered, or cease to function for reasons beyond our control, including the quality of design and construction, the supply of the battery, the expected gradual environmental degradation of solar panels, the durability of various satellite components and the orbits and space environments in which the satellites are placed and operated. Electrostatic storms, collisions with other objects or actions by malicious actors, including cyber-related events, could also damage the satellites and subject us to liability for any damages caused to other spacecraft. Additionally, in certain instances, governments may discontinue for periods of time the access to or operation of a satellite for any particular area on the Earth and for various reasons may not permit transmission of certain data, whether from a satellite owned by the government or not.

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

Satellites have certain redundant systems, which can fail partially or in their entirety, and accordingly satellites may operate for extended periods without all redundant systems in operation, but with single points of failure. The failure of satellite components could cause damage to or loss of the use of a satellite before the end of its expected useful life. Certain of our satellites are nearing the end of their expected useful lives. As they do so, the performance of each satellite could start to gradually decline. We can offer no assurance that satellites will maintain their prescribed orbits or remain operational, and we may not have replacement satellites that are immediately available. There can be no assurance as to the actual useful life of a satellite or that the useful life of individual components will be consistent with their design life. A number of factors will impact the useful lives of our satellites, including, among other things, the quality of their design and construction, the durability of their component parts and availability of any replacement components, and the occurrence of any anomaly or series of anomalies or other risks affecting the satellites during launch and in orbit.

In particular, the strength, timing and intensity of the solar cycle may impact the longevity and operations of our satellites. The solar cycle is the cycle that the Sun’s magnetic field goes through approximately every 11 years. More intense solar activity results in increased air-drag and potentially an earlier deorbit schedule, rendering a satellite inoperative or resulting in a complete loss due to burn out during re-entry in lower atmosphere. Current projections are that the current solar cycle will be more intense than the prior one. Our ability to minimize the solar cycle impact, our ability to replenish our existing constellation in a timely manner and the costs associated with these actions may adversely affect our results of operations.

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

The ongoing operations of our satellite constellation and data services rely on the functionality of our ground stations. We have in the past experienced and may in the future experience technical difficulties or mechanical issues with our ground stations, which may negatively impact service in the region covered by that ground station. Our ground stations are often located in remote regions of the world and not easily accessible. Any restrictions on travel may affect our ability to repair or service our ground stations which could have a material adverse effect on our business, financial condition, and results of operations.

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

We face competition and could face pricing pressure from, and lose market share to, our competitors, which would adversely affect our business, financial condition, and results of operations.

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

Changes to our business models and pricing strategies could adversely affect our ability to attract or retain customers.

We offer a multi-tiered subscription model for our platform, in addition to our project-based services. We are continuing to iterate and optimize our business models as we evaluate customer preferences, needs, and use of our platform and services, and expect that our business models will continue to evolve. Many factors could significantly affect our pricing strategies, including operating costs, our competitors’ pricing and marketing strategies, customer use patterns, and general economic conditions. We may face downward pressure from our customers regarding our pricing, and competitors with different pricing models may attract customers that prefer the competitors’ pricing models over our multi-tiered subscription model, which would cause us to lose business or modify our subscription model, both of which could adversely affect our business, financial condition, and results of operations. Changes to our subscription model and model for our project-based services may also affect our revenue recognition and other accounting policies, which may adversely affect our results of operations in any given fiscal period.

Certain of our competitors or potential competitors offer, or may in the future offer, lower-priced solutions, a broader range of services and features, or greater flexibility and customization in their offerings. Similarly, certain competitors may use marketing strategies that enable them to attract or retain new customers at a lower cost. Moreover, our customers may demand substantial price discounts as part of the negotiation of contracts. There can be no assurance that we will not be forced to reduce the pricing for our services, to change our business models, or to increase our sales and marketing and other expenses to attract and retain customers in response to competitive pressures. We have launched, and may in the future launch, new pricing strategies and initiatives, or modify existing business models, any of which may not ultimately be successful in attracting and retaining customers. Any such changes to our subscription model or the model for our project-based services or our ability to efficiently price our services could adversely affect our business, financial condition, and results of operations.

Our sales cycle can be long and unpredictable for certain channels and services, and our sales efforts require considerable time and expense.

Our quarterly results of operations fluctuate, in part, because of the resource-intensive nature of our sales efforts and the length and variability of our sales cycle for certain of our offerings, such as our project-based services, and for certain of our customers, such as government departments and agencies. The length of our sales cycle, from initial contact with our sales team to a contractual commitment from a customer, can also vary substantially from customer to customer based on customer size, industry, maturity, profitability, whether we are launching a new solution, and deal complexity and customization. Our sales cycle can vary considerably and is made more uncertain by regional or global events, inflation, rising interest rates and other global economic and political uncertainties. Such events have resulted in and may continue to cause a general reduction in spending on data by our customers, which will further affect our ability to estimate not only the length of the sales cycle, but also the anticipated size of potential subscriptions. Further, our sales cycle may lengthen as we continue to focus our sales efforts on large enterprises and on our Space Services. For example, large organizations often undertake a significant evaluation process that results in a lengthy sales cycle and product purchases by large organizations are frequently subject to budget constraints, multiple approvals and administrative, processing and other delays.

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

Our ability to increase our customer base, achieve broader market acceptance of our platform, grow our revenue, and achieve and sustain profitability depends, to a significant extent, on the effectiveness of our sales and marketing operations and activities, particularly our direct sales efforts. We depend on our sales force to obtain new customers and to drive additional sales to existing customers by selling them new subscriptions and expanding the value of their existing subscriptions. We believe that there is significant competition for sales personnel, including sales representatives, sales managers, and sales engineers, with the skills and technical knowledge that we require. Our ability to grow revenue depends, in part, on our ability to recruit, train, and retain sufficient numbers of sales personnel to support our growth. New hires require significant training and may take significant time before they achieve full productivity, and our remote and online onboarding and training processes may be less effective and take longer than in-person processes. Further, hiring sales personnel in new countries requires additional set up and upfront costs that we may not recover if the sales personnel fail to achieve full productivity. If we are unable to attract, retain, motivate and adequately train sufficient numbers of effective sales personnel, if our sales personnel do not reach significant levels of productivity in a timely manner, or if our sales personnel are not successful in converting potential customers into new customers or increasing sales to our existing customer base, our business, financial condition, and results of operations would be adversely affected.

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

Certain of our customer agreements currently, and new customer agreements may in the future, provide minimum service level commitments, such as specifications regarding the availability, functionality, and performance of our platform. The loss of one or more of our satellites or problems with our ground stations could cause our service to fall below minimum service level commitments. Any failure of or disruption to our infrastructure could impact the performance of our platform and the availability of our services to customers. If we are unable to meet our stated service level commitments or if we suffer extended periods of poor performance or unavailability of our platform, we may be contractually obligated to provide affected customers with service credits or services at no or reduced cost, and, in certain cases, face contract termination with refunds of prepaid amounts related to unused subscriptions. If we suffer performance issues or downtime that fall below the service level commitments under our contracts with our customers, our business, financial condition, and results of operations would be adversely affected.

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

Our success also depends, in part, on our customers renewing their subscriptions when existing contract terms expire, and our ability to expand our relationships with our existing customers. Our customers have no obligation to renew or upgrade their subscriptions, and in the normal course of business, some customers have elected not to renew. In addition, our customers may decide not to renew their subscriptions with a similar contract period or at the same prices or terms or may decide to downgrade their subscriptions. Uncertain macroeconomic and geopolitical factors, including as a result of inflationary pressures, currency exchange rate fluctuations, the Russian invasion of Ukraine, Israel’s war with Hamas, and rising interest rates may result in longer and unpredictable sales cycles, could result in potential customers deciding not to contract with us or current customers deciding not to renew, could cause delays in renewal, upgrade, or expansion decisions for some of our existing customers, may reduce the effectiveness of our sales and marketing efforts, and could reduce the duration of subscriptions. In addition, these situations could result in increased customer churn, a lengthening of our sales cycle with some of our potential customers, or reduced contract value with prospective or existing customers. Our customer retention or our customers’ use of our platform may decline or fluctuate as a result of a number of factors, including our customers’ satisfaction with our platform and our customer support, our subscription model, our project-based services model, the prices, features, or perceived value of competing offerings, changes to our offerings, or general economic conditions. We will need to maintain or improve our ARR Net Retention Rate to support our growth, and our ability to expand our relationships with customers may require more sophisticated and costly sales efforts. If our customers’ renewals or expansions fall below expectations, and as a result our ARR Net Retention Rate decreases, our business, financial condition, and results of operations would be adversely affected.

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

The markets for our offerings are also characterized by rapid technological changes and evolving industry standards and changing regulatory requirements. This constant evolution may reduce the effectiveness of or demand for our services or render them noncompetitive or obsolete. Our continued success and growth depend upon our ability to anticipate these challenges and to innovate by enhancing our existing services and developing and successfully implementing new services to keep pace with the ever-changing and increasingly sophisticated needs of our customers. We have in the past experienced delays in improving our offerings due to budgetary constraints and evolving customer demands, which could continue in the future.

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

We purchase equipment and satellite components from third-party suppliers, and we depend on those suppliers to deliver and support our operations at the contracted specifications in order for us to continue to meet our service and contractual commitments to our customers. We may experience difficulty if these suppliers, particularly our top suppliers, do not meet their obligations to deliver and support the equipment and satellite components. We may also have trouble or failure when implementing, operating and maintaining this equipment and satellite components, or when providing services using this equipment. This difficulty or failure may lead to service interruptions or degradations in the services offered to our customers, which could cause our revenues to decline materially and could adversely affect our ability to market our services and generate future revenues and profit.

Further, our suppliers may become capacity-constrained or could face financial difficulties as a result of a surge in demand, a natural disaster, or other event, including the impacts of inflationary pressures, currency exchange rate fluctuations, the Russian invasion of Ukraine, and rising interest rates. As a result, we may experience operational delays and may have to evaluate replacement suppliers for our satellite components, equipment, and operational services. If we fail to effectively address these issues, we could suffer delays, which could reduce our ability to launch new satellites and manage and operate our business, which could harm our reputation, business, financial condition, and results of operations.

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

We manufacture our satellites in-house at a single manufacturing facility in the United Kingdom. Any impairment to our manufacturing facility could cause us to incur additional costs and delays in the production and launch of our satellites, which would materially affect our business, financial condition, and results of operations.

We currently manufacture our satellites in-house at a single manufacturing facility in the United Kingdom. The availability of our services depends on the continuing operation of our satellite manufacturing infrastructure and operations. Any impairment such as downtime, damage to, or failure of our manufacturing facility could result in interruptions in our production of satellites, which could materially affect our business. Our manufacturing facility may become capacity-constrained or could face financial difficulties as a result of a surge in demand for additional satellites, a natural disaster, or other event, including the impacts of a pandemic. Our manufacturing site is vulnerable to damage or interruption from floods, fires, power loss, or aging infrastructure. An infrastructure failure could result in the destruction of satellites under construction or inventory, manufacturing delays, or additional costs incurred, and we do not maintain back-up manufacturing facilities or operations. We may not be able to replace or supplement the satellite manufacturing process with third-party manufacturers, and even if we are able to do so, there could be a substantial period of time in which new satellites would not be manufactured. Further, any new relationship may involve higher costs and delays in development and delivery. We may also encounter technical challenges in successfully replicating the manufacturing processes in another facility or with a third party. The occurrence of any of the foregoing could result in lengthy interruptions in our production and launch of our satellites, which could materially affect our business, financial condition, and results of operations.

We are dependent on third parties to launch our satellites into space, and any launch delay, malfunction, or failure could have a material adverse impact to our business, financial condition, and results of operations.

We are dependent on third-party launch service providers. Currently, the number of companies who offer launch services is limited, and if this sector fails to grow or experiences consolidation among current providers, we may not be able to secure space on a launch vehicle or may incur higher prices for such space. This could cause delays in our ability to meet our customers' needs or an increase in the price for our offerings, adversely affecting our business, financial condition, and results of operations. The technology related to launch capabilities is evolving rapidly as existing launch providers iterate on their existing capabilities and new providers enter the market. Our launch partners may encounter launch, deployment, or in-orbit delays or failures, leading to the damage or complete loss of our satellites, including customer assets. In the event that a launch is delayed, our timing for the recognition of revenue tied to customer acceptance of project-based deliverables may similarly be delayed. During the fiscal year ended December 31, 2023, one of our launch partners experienced a launch failure, but we did not have any satellites on the failed launch. The launch partner then delayed future launches until it completed its investigations and obtained the necessary approvals to resume launches. As a result, the launch of one of our missions by this launch partner that was anticipated to occur in the fourth quarter of 2023 was delayed to January 2024, thereby delaying the timing of the recognition of revenue related to such launch. Launch delays are common in our industry, and they could negatively impact our financial statements or earnings for a given time period.

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
•
heightened risk of unfair or corrupt business practices in certain geographies and of improper or fraudulent sales arrangements that may impact our results of operations and result in restatements of, or irregularities in, financial statements;
•
the uncertainty of protection for intellectual property rights in some countries;
•
exposure to regional or global public health issues, such as the outbreak of a pandemic, and to travel restrictions and other measures undertaken by governments in response to such issues;
•
general economic and political conditions in these foreign markets, including political and economic instability in some countries and its impacts on the region and the regional and global economies;
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

In the future, we may pursue acquisitions or strategic transactions, and if we fail to successfully integrate acquired companies into our business or if such acquisitions fail to deliver the expected return on investment, our business, financial condition, and results of operations could be adversely affected.

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

There are inherent risks in integrating and managing acquisitions. If we acquire additional businesses, we may not be able to assimilate or integrate the acquired personnel, operations, solutions, and technologies successfully, or effectively manage the combined business following the acquisition. We also may not achieve the anticipated benefits or synergies from the acquired business, offerings and technologies due to a number of factors, including, without limitation:

•
unanticipated costs or liabilities associated with the acquisition, including claims related to the acquired company, its offerings, or technology;
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

Acquisitions also increase the risk of unforeseen legal liability, including for potential violations of applicable law or industry rules and regulations, arising from prior or ongoing acts or omissions by the acquired businesses that are not discovered by due diligence during the acquisition process. We may have to pay cash, incur debt, or issue equity or equity-linked securities to pay for any future acquisitions, each of which could adversely affect our financial condition or the market price of our Class A common stock. The sale of equity or issuance of equity-linked debt to finance any future acquisitions could result in dilution to our stockholders. The incurrence of indebtedness would result in increased fixed obligations and could also include covenants or other restrictions that would impede our ability to manage our operations. Any of the foregoing could adversely affect our business, financial condition, and results of operations.

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

Any claim of infringement by a third party, even those without merit, against us or for which we are required to provide indemnification could cause us to incur substantial costs defending against the claim, could distract our management from our business, and could require us to cease or modify our use of such intellectual property. Further, because of the substantial amount of discovery required in connection with intellectual property litigation, we risk compromising our confidential information during this type of litigation. We may be required to make substantial payments for legal fees, settlement fees, damages, royalties, or other fees in connection with a claimant securing a judgment against it, we may be subject to an injunction or other restrictions that cause us to cease commercializing certain aspects of our business and technology, we may be required to redesign any allegedly infringing portion of our services and technology, or we may agree to a settlement that prevents us from commercializing certain aspects of our services or technology, any of which could adversely affect our business, financial condition, and results of operations. Moreover, there could be public announcements of the results of hearings, motions or other interim proceedings or developments and if securities analysts or investors perceive these results to be negative, it would have a substantial adverse effect on our business, results of operations, or the market price of our Class A common stock.

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

Some open source licenses contain requirements that could require us to make available source code for modifications or derivative works we create pursuant to the terms of such open source licenses. If we combine our proprietary software with open source software in a certain manner, we could, under certain open source licenses, be required to release the source code of our proprietary software to the public. This would allow our competitors to create similar offerings with lower development effort and time and ultimately could result in a loss of our competitive advantages. Alternatively, to avoid the public release of the affected portions of our source code, we could be required to expend substantial time and resources to re-engineer some or all our software. Certain of our technology incorporates software that is licensed under an open source license, which would require release of proprietary code if such technology was released or distributed to third parties. Additionally, some open source projects have known vulnerabilities and architectural instabilities and are provided on an “as-is” basis, which, if not properly addressed, could negatively affect the performance of our technology.

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

We rely on technology and data from a number of different sources, including terrestrial data sets from third parties that we integrate with our platform or incorporate into our solutions and services. We cannot be certain that our licensors are not infringing the intellectual property rights of third parties or that these third parties have sufficient rights to the licensed intellectual property in all jurisdictions in which we may sell our subscription services and project-based services. In addition, many technology licenses are non-exclusive, and therefore our competitors may have access to the same technology licensed to us. Some of our agreements with these third parties may be terminated for convenience by them, or otherwise provide for a limited term. If we are unable to continue to license any of this technology for any reason, our ability to develop and sell access to our platform containing such technology could be harmed. Similarly, if we are unable to license necessary technology from third parties now, or in the future, on commercially reasonable terms or at all, we may be forced to attempt to develop alternative technology ourselves, which we may be unable to do in a commercially feasible manner, or at all, and we may be required to use alternative technology of lower quality or performance standards, which would adversely affect our business, financial condition, and results of operations.

In addition, we incorporate terrestrial data sets from third parties into our solutions and subscription services. We rely on such third parties to provide accurate supplementary data sets that we can utilize to deliver comprehensive data and analytics to our customers. If we are unable to obtain the necessary data sets from third parties on commercially reasonable terms or at all, or if we experience errors or delays in receiving these data sets, our customers may have a negative experience with our platform, our brand and reputation may be adversely affected and our customers may be less inclined to continue utilizing our platform or to recommend it to other potential customers. Similarly, if we are unable to purchase terrestrial data sets from third parties now, or in the future, on commercially reasonable terms or at all, we may be forced to attempt to produce terrestrial data sets ourselves, which we may be unable to do in a commercially feasible manner, or at all, which would adversely affect our business, financial condition, and results of operations.

Any actual or perceived security or privacy breach or incident could interrupt our operations, harm our reputation and brand, result in financial exposure, and lead to loss of user confidence in us or decreased use of our platform, any of which could adversely affect our business, financial condition, and results of operations.

The use of our platform involves the collection, storage, processing, and transmission of customers’ data. In addition, we collect, process, store, and transmit our own data as part of our business operations. Our data or our customers’ data may include personal data or confidential or proprietary information. Increasingly, threats from computer malware, ransomware, viruses, social engineering (including phishing attacks), denial of service or other attacks, employee theft or misuse, and general hacking have become more prevalent. Any security breaches or other incidents owing to these or other causes could result in loss of or unauthorized access to, damage to, disablement or encryption of, use or misuse of, disclosure of, modification of, or destruction or other unauthorized processing of, our data or our customers’ data, or disrupt our ability to operate our platform for a lengthy period of time. Any actual or perceived security breach or incident could interrupt our operations, harm our reputation and brand, result in remediation and cybersecurity protection costs, result in lost revenue, lead to litigation and legal risks, increase our insurance premiums, result in other financial exposure, lead to loss of user confidence in us or decreased use of our platform, and otherwise damage our competitiveness, business, financial condition, and results of operations. The conflict in Ukraine and associated activities in Ukraine and Russia have increased the risk of cyberattacks on various types of infrastructure and operations. We believe those risks may be particularly heightened for us and other providers of satellite infrastructure and space operations, and that we face heightened risks of cyberattacks and other attacks on our infrastructure, systems, and operations in connection with the conflict in Ukraine and associated activities in Ukraine and Russia.

Our security measures or those of our third-party service providers could be insufficient or breached or otherwise fail as a result of third-party action, employee errors, technological limitations, defects, vulnerabilities in our offerings or those of our third-party service providers, malfeasance, or otherwise. Additionally, with a hybrid workforce we may be exposed to increased risks of security breaches or other incidents and have seen an increase in phishing attempts and spam emails. We may need to attempt to enhance the security of our platform, our systems, our data, and the other data we maintain or that we or our third-party service providers maintain or otherwise process, and our internal IT infrastructure, which may require additional resources and may not be successful. Furthermore, because we do not control our third-party service providers and our ability to monitor their data security is limited, we cannot ensure the security measures they take will be sufficient to protect our platform or IT infrastructure or our and our customers’ data. There can be no assurance that any security measures that we or our third-party service providers have implemented will be effective against current or future security threats. Our security measures or those of our third-party service providers could fail and result in loss of or unauthorized access to, damage to, disablement or encryption of, use or misuse of, disclosure of, modification of, or destruction of, or otherwise unauthorized processing of, such data. Further, because there are many different security breach and other cyberattack techniques and such techniques continue to become more sophisticated, frequent and adaptive and are generally not detected until after an incident has occurred, we may be unable to implement adequate preventative measures, anticipate attempted security breaches or other incidents, or react in a timely manner.

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

From time to time, we have been involved, and may in the future become involved, in various legal proceedings relating to matters incidental to the ordinary course of our business, including intellectual property, commercial, employment, class action, whistleblower, and other litigation and claims, and governmental and other regulatory investigations and proceedings. Any claims against us, whether meritorious or not, could be time-consuming, result in costly litigation, be harmful to our reputation, require significant management attention, and divert significant resources. In addition, the expense of litigation and the timing of this expense from period to period are difficult to estimate and subject to change. The risk of litigation may be heightened among public companies, like us, that have previously undergone a merger with a special purpose acquisition company, as well as for companies, like us, that have restated their financial statements.

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

Our business is subject to regulation by various federal, state, local and foreign governmental agencies, including agencies responsible for monitoring and enforcing laws and regulations related to the deployment and operation of satellites, ground stations, privacy and data protection, intellectual property, investment screening, labor and employment, worker classification, product safety, anti-bribery laws, import and export controls, controlled goods laws, federal securities laws, and tax laws and regulations. In certain jurisdictions, these regulatory requirements may be more stringent than in the United States. These laws and regulations impose added costs on our business. We monitor these developments and devote a significant amount of management’s time and external resources towards compliance with these laws, regulations, and guidelines, and such compliance places a significant burden on management’s time and other resources, and may limit our ability to expand into certain jurisdictions.

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

Failure to comply with these laws or regulations or failure to satisfy any criteria or other requirements under such laws or regulations, such as with respect to obtaining and maintaining licenses, certificates, authorizations, and permits critical for the operation of our business, may result in civil penalties or private lawsuits, or result in a delay or the denial, suspension, or revocation of licenses, certificates, authorizations, or permits, which would prevent us from operating our business. For example, our business requires licenses and permits from the FCC, and review by other agencies of the U.S. government. In addition, we are required to maintain similar licenses and permits in Luxembourg, Singapore and Canada, which impose regulatory and operational requirements. License approval can include an interagency review of safety, operational, radio frequency interference, national security, and foreign policy, and international obligations implications, as well as a review of foreign ownership. Further, because regulations in each country differ, we may not be aware if some of our partners or persons with whom we or our partners do business do not hold the requisite licenses and approvals.

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

If we fail to obtain or maintain particular authorizations for any of the required licenses for our ground stations, satellite launches, satellite constellations, or for our ability to uplink or downlink satellite data on acceptable terms, such failure could delay or prevent us from offering some or all of our services, including subscription services and project-based services, which could adversely affect our business, financial condition, and results of operations.

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

We hold FCC and foreign governmental licensing authority licenses, permits, and approvals for our satellite constellations and earth stations. As we build out our satellite constellation, we will require new licenses, permits, or approvals from the FCC and/or foreign governmental licensing authorities or modifications to existing licenses, permits, or approvals. Changes to our satellite constellation and earth stations may also require prior approval from the FCC or other governmental authorities. These modifications or changes may take time; for example, the FCC typically processes satellite applications for new orbital locations or frequencies on a first come, first served basis. From time to time, we may have pending applications for permanent or temporary changes in frequencies and technical design, and we have filed or will need to file applications to replace or add satellites to our satellite constellation. These licenses, permits, and approvals are also subject to modification by the FCC and foreign government licensing authorities. In addition, our licenses, permits, and approvals require coordination with various entities, including other federal government agencies. There can be no assurance that the FCC or foreign governmental licensing authorities will renew the licenses we hold, modify the licenses we currently hold, or grant new licenses, or that coordination conditions can continue to be met. If the FCC or a foreign governmental licensing authority revokes, modifies or fails to renew the licenses we hold, or fails to grant a new license or modification, or if we fail to satisfy any of the conditions of our licenses, we may not be able to continue to provide our services.

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

Regulatory or legislative developments may arise that could change U.S. federal, state or foreign tax laws, which, if adopted, could result in increased taxation of our business operations. There is uncertainty regarding what changes, if any, will be enacted and the effect on our business and financial results.

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

As of December 31, 2023, we had $248.7 million of federal and $81.7 million of state net operating loss carryforwards (“Net Operating Losses”), available to reduce future taxable income. Of the approximately $248.7 million in U.S. federal Net Operating Losses, approximately $166.2 million will be carried forward indefinitely for U.S. federal tax purposes and approximately $82.5 million will begin to expire in 2032. Our $81.7 million of state Net Operating Losses will expire in various tax years beginning in 2027. It is possible that we will not generate taxable income in time to use Net Operating Losses before their expiration, or at all.

In addition, our federal and state Net Operating Losses and certain tax attributes may be subject to significant limitations under Section 382 and Section 383, respectively, of the Internal Revenue Code of 1986, as amended (the “Code”), and similar provisions under state law. In general, under those sections of the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes, including research and development tax credits and interest expense limitation carryforwards, to offset its post-change income or tax liability may be limited. In general, an “ownership change” will occur if there is a cumulative change in our ownership by “5-percent stockholders” that exceeds 50 percentage points over a rolling three-year period. Future changes in our stock ownership, which may be outside of our control, may trigger an ownership change. Similar provisions of state tax law may also apply to limit our use of our accumulated state tax attributes. As a result, even if we earn net taxable income in the future, our ability to use our or Legacy Spire’s Net Operating Losses and other tax attributes to offset such taxable income or tax liability may be subject to limitations, which could potentially adversely affect our cash flows and result in increased future income tax liability.

The Tax Act, as amended by the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), among other things, includes changes to U.S. federal tax rates and the rules governing Net Operating Losses. For Net Operating Losses arising in tax years beginning after December 31, 2017, the Tax Act, limits a taxpayer’s ability to utilize Net Operating Losses to 80% of taxable income (as calculated before taking the Net Operating Losses, and certain other tax attributes, into account). Net Operating Losses arising in tax years beginning after December 31, 2017 can be carried forward indefinitely. Net Operating Losses generated in tax years beginning before January 1, 2018 will not be subject to the taxable income limitation and will continue to have a two-year carryback and twenty-year carryforward period.

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

Our business is subject to a number of risks and hazards, including adverse conditions. Such occurrences could result in damage to equipment, personal injury or death, monetary losses, and possible legal liability. In addition, changes in the regulatory environment could impose additional insurance requirements on satellite operators. Despite any insurance coverage which we currently have or may secure in the future, the nature of these risks is such that liabilities might exceed policy limits, the liabilities and hazards might not be insurable, or we may elect not to insure against such liabilities due to high premium costs or other reasons, in which event we could incur significant costs that could have a material adverse effect on our financial position.

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

The price, terms, and availability of satellite insurance has increased significantly in recent years. Launch and in-orbit policies on satellites may not continue to be available on commercially reasonable terms or at all, or we may determine that it is not in our interest to purchase insurance in certain circumstances. To the extent we experience a launch or in-orbit failure that is not fully insured or not insured at all, such failure could harm our financial position. In addition, higher premiums on insurance policies increase costs, thereby reducing our available cash. In addition to higher premiums, insurance policies may provide for higher deductibles, shorter coverage periods, higher loss percentages required for constructive total loss claims and additional satellite health-related policy exclusions. If we experience significant uninsured losses, such events could have a material adverse impact on our business, financial condition, and results of operations.

We face fluctuations in currency exchange rates, which could adversely affect our financial condition and results of operations.

We are subject to fluctuations in currency exchange rates, and as we continue to expand internationally, we will become more exposed to such fluctuations. A portion of our operating expenses are incurred outside of the United States and denominated in foreign currencies. The fluctuations in currency exchange rates could increase the cost of expenses such as payroll, utilities, tax, and marketing expenses, as well as overseas capital expenditures. As we continue our international expansion, increased international sales may result in foreign currency denominated sales, increasing our foreign currency risk. Moreover, this continued expansion will increase operating expenses incurred outside the United States and denominated in foreign currencies. To date, we have not entered into any hedging transactions in an effort to reduce our exposure to foreign currency exchange risk. While we may decide to enter into hedging transactions in the future, the availability and effectiveness of these hedging transactions may be limited, and we may not be able to successfully hedge our exposure, which would adversely affect our business, financial condition, and results of operations.

Material impairments in the carrying value of our goodwill would negatively affect our operating results.

Goodwill represents a significant portion of our assets. As of December 31, 2023, we had $51.2 million in goodwill, which resulted from our acquisition activity and represents the excess of the consideration transferred over the fair value of the net assets acquired. We assess at least annually whether events or changes in circumstances indicate that the carrying value of our goodwill assets may not be recoverable. If our market capitalization continues to decline, and if macroeconomic conditions worsen, our reporting unit may be at risk for future goodwill impairments. Any write-off of a material portion of our goodwill would negatively affect our results of operations.

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

Our estimates and judgments relating to our critical accounting policies may be based on assumptions that change or prove to be incorrect, which could cause our results of operations to fall below expectations of securities analysts and investors, resulting in a decline in the market price of our Class A common stock.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as described in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” but the estimates and assumptions involve significant subjectivity and judgment. Our estimates and judgments relating to our critical accounting policies may be based on assumptions that change or prove to be incorrect, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the market price of our Class A common stock.

Our failure to maintain an effective system of disclosure controls and internal control over financial reporting could impair our ability to produce timely and accurate financial statements or comply with applicable regulations.

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), and the listing standards of the New York Stock Exchange (“NYSE”). Section 404(a) of the Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are required to provide an annual management report on the effectiveness of our internal controls over financial reporting. The standards required for a public company under Section 404(a) are significantly more stringent than those that were required of us as a privately-held company. We are continuing to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we will file with the SEC is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that information required to be disclosed in reports under the Exchange Act is accumulated and communicated to our principal executive and financial officers. We are also continuing to improve our internal control over financial reporting. We have expended and anticipate that we will continue to expend resources in order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting.

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

We are taking certain measures to remediate these material weaknesses described above as described in Part II, Item 9A of this Annual Report on Form 10-K, however such material weaknesses had not been remediated as of December 31, 2023.

While these actions and planned actions are subject to ongoing management evaluation and will require validation and testing of the design and operating effectiveness of internal controls over a sustained period, we are committed to continuous improvement and will continue to diligently review our internal control over financial reporting. The material weaknesses will not be considered remediated until management completes the design and implementation of the measures described above and the controls operate for a sufficient period of time and management has concluded, through testing, that these controls are effective. In addition, due to the material weaknesses in internal control over financial reporting, we have also determined that our disclosure controls and procedures were ineffective as of December 31, 2023.

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

We regularly review and may adjust our processes for calculating our metrics and estimates used to make projections about our results of operations, evaluate our growth, measure our performance, and make strategic decisions. Our analysis is based on data such as: renewal and upsell rates, number of new customers, average selling prices, sales pipeline analysis, sales quota targets and expected achievement, bookings, billings, number of satellites to be built and launched, number of ground stations to be built and put into service, headcount that is required to support the business, and non-headcount spending that is required to support the business. These metrics are calculated using internal company data and have not been evaluated by a third party, and our estimates are inherently subject to assumptions and forward-looking projections. Our metrics and estimates may differ from estimates published by third parties or from similarly titled metrics of our competitors due to differences in methodology or the assumptions on which we rely. While we believe our assumptions and the data underlying our metrics and estimates are reasonable, these metrics and estimates may not be accurate and the conditions supporting our metrics and estimates may change at any time, thereby reducing the predictive accuracy of these underlying factors. For example, our metrics and estimates of the total addressable market, as well as the expected growth rate for the total addressable market, may prove to be inaccurate. Even if the markets in which we compete achieve the size estimates and growth we have forecasted, our business could fail to grow at similar rates, if at all. If securities analysts or investors do not consider our metrics or estimates to be accurate representations of our business, or if we discover material inaccuracies in our metrics or estimates, then the market price of our Class A common stock could decline, our reputation and brand could be harmed, our actual results might diverge from our results of operations projections, and our business, financial condition, and results of operations could be adversely affected.

We have substantial indebtedness under our credit facility and our obligations thereunder may limit our operational flexibility or otherwise adversely affect our financial condition.

As of December 31, 2023, we had $115.5 million outstanding under our financing agreement (the "Blue Torch Financing Agreement") that we entered into with Blue Torch Finance LLC in June 2022, which matures on June 13, 2026. There can be no assurance that we will be able to repay this indebtedness when due, or that we will be able to refinance this indebtedness on acceptable terms or at all.

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
•
limit our ability to hire or properly support our infrastructure which could have an adverse impact on revenue, margins and overall financial performance;
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

In addition, the Blue Torch Financing Agreement requires that we comply with certain financial covenants. We cannot guarantee that we will be able to maintain compliance with these various covenants or, if we fail to do so, that we will be able to obtain waivers from the lenders and/or amend the covenants. Even if we comply with all of the applicable covenants, the restrictions on the conduct of our business could adversely affect our business by, among other things, limiting our ability to take advantage of financing opportunities, mergers, acquisitions, investments, and other corporate opportunities that may be beneficial to our business.

A change in control or a breach of any of the covenants in the Blue Torch Financing Agreement could result in an event of default, which, if not cured or waived, could trigger acceleration of our indebtedness and an increase in the interest rates applicable to such indebtedness. This may result in the acceleration of, or default under, any other debt we may incur in the future to which a cross-acceleration or cross-default provision applies. The acceleration of the indebtedness under our credit agreements or under any other indebtedness could have a material adverse effect on our business, results of operations, and financial condition. In the event of any default under our existing or future credit facilities, the applicable lenders could elect to terminate borrowing commitments and declare all borrowings and loans outstanding, together with accrued and unpaid interest and any fees and other obligations, to be due and payable. In addition, our obligations under the Blue Torch Financing Agreement are secured by a security interest in substantially all of our assets. During the existence of an event of default under the Blue Torch Financing Agreement, the lenders could exercise their rights and remedies thereunder, including by way of initiating foreclosure proceedings against any assets constituting collateral for our obligations under such credit facility.

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
•
providing that vacancies on our board of directors may only be filled by a majority of directors then in office, even though less than a quorum;
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

The dual class structure of our common stock has the effect of concentrating voting power with the Legacy Spire Founders, which will limit your ability to influence the outcome of matters submitted to our stockholders for approval, including the election of our board of directors, the adoption of amendments to our certificate of incorporation and bylaws, and the approval of any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction. Our Class A common stock has one vote per share and our Class B common stock that is held only by our Legacy Spire Founders has nine votes per share. Accordingly, the Class B common stock held by the Legacy Spire Founders represents approximately 39.1% of the voting power of our outstanding capital stock in the aggregate as of December 31, 2023. Additionally, the Class A common stock and Class B common stock held by two of the Legacy Spire Founders, Peter Platzer and Theresa Condor, who are husband and wife, represents approximately 30.4% of the voting power of our outstanding capital stock in the aggregate as of December 31, 2023. As a result, Peter Platzer and Theresa Condor and the other Legacy Spire Founders will be able to determine or significantly influence any action requiring the approval of our stockholders, including the election of our board of directors, the adoption of amendments to our certificate of incorporation and bylaws, and the approval of any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction. The Legacy Spire Founders may have interests that differ from yours and may vote in a way with which you disagree, and which may be adverse to your interests. This concentrated control may have the effect of delaying, preventing, or deterring a change in control, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of the Company, and might ultimately affect the market price of our Class A common stock. Further, the separation between voting power and economic interests could cause conflicts of interest between the Legacy Spire Founders and our other stockholders, which may result in the Legacy Spire Founders undertaking, or causing us to undertake, actions that would be desirable for themselves but would not be desirable for our other stockholders. The numbers of shares and percentage interests set forth above assume that there are no future exercises of the warrants.

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
•
the volume of shares of our Class A common stock available for public sale;
•
any major change in our board of directors or management;
•
sales of substantial amounts of shares of our Class A common stock by our directors, executive officers, or significant stockholders or the perception that such sales could occur; and
•
general economic and political conditions such as recessions, inflation, geopolitical instability, acts of war or terrorism, and fluctuations in interest rates, fuel prices and international currency.

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

General Risk Factors

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

Our future success also depends, in part, on our ability to continue to attract and retain highly skilled personnel. Competition for this personnel is intense, and the industry in which we operate is generally characterized by significant competition for skilled personnel as well as high employee attrition. We may not be successful in attracting, retaining, training, or motivating qualified personnel to fulfill our current or future needs. Additionally, the former employers of our new employees may attempt to assert that our new employees or we have breached their legal obligations, which may be time-consuming, distracting to management, and may divert our resources.

Current and potential personnel also often consider the value of equity awards they receive in connection with their employment, and to the extent the perceived value of our equity awards declines relative to our competitors, our ability to attract and retain highly skilled personnel may be harmed. Our Class A common stock is currently trading at a price below the exercise price of many of our outstanding options. As a result, these "underwater" options are less useful as a motivation and retention tool for our existing employees. We may need to invest significant amounts of cash and equity to attract and retain new employees. Furthermore, we may expend significant time and resources to identify, recruit, train, and integrate such employees, and we may never realize returns on these investments. If we are unable to effectively manage our hiring needs or successfully integrate new hires, our efficiency, ability to meet forecasts, and employee morale, productivity, and engagement could suffer, which could adversely affect our business, financial condition, and results of operations.

If securities or industry analysts do not publish or cease publishing research or reports about us, our business, or our market, or if they change their recommendations regarding our securities adversely, the price and trading volume of our securities could decline.

The trading market for our securities may be influenced by the research and reports that industry or securities analysts may publish about us, our business, market, or competitors. The analysts’ estimates are based upon their own opinions and are often different from our estimates or expectations. If few securities or industry analysts cover us, or if one or more of these analysts cease coverage of us or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our share price or trading volume to decline. If any of the analysts who cover us adversely changes its recommendation regarding our Class A common stock or provides more favorable relative recommendations about our competitors or publishes inaccurate or unfavorable research about our business, the price of our Class A common stock would likely decline.

We are an “emerging growth company” and a “smaller reporting company” within the meaning of the Securities Act, and the reduced disclosure requirements applicable to emerging growth companies and smaller reporting companies could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” as defined in the JOBS Act. As such, we are eligible for and intend to continue to take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies for as long as we continue to be an emerging growth company, including (i) the exemption from the auditor attestation requirements with respect to internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act, (ii) the exemptions from say-on-pay, say-on-frequency and say-on-golden parachute voting requirements, and (iii) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. As a result, the stockholders may not have access to certain information they may deem important. In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the exemption from complying with new or revised accounting standards provided in Section 7(a)(2)(B) of the Securities Act as long as we are an emerging growth company. An emerging growth company can therefore delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected not to opt out of such extended transition period and, therefore, we may not be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies. Investors may find our Class A common stock less attractive because we rely on these exemptions, which may result in a less active trading market for our Class A common stock and the trading price may be more volatile.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of the Securities Act. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. Taking advantage of such reduced disclosure obligations may also make comparison of our financial statements with other public companies difficult or impossible.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 1C. Cybersecurity

Cybersecurity Risk Management and Strategy

We recognize the need to continually monitor and assess material risks associated with cybersecurity threats as such term is defined in Item 106(a) of Regulation S-K. Additionally, we maintain a comprehensive risk management framework designed to respond quickly to perceived threats and mitigate the impact of a cybersecurity incident. Some of the cybersecurity risks we face include - but are not limited to - unauthorized access of sensitive information, breach of critical systems resulting in loss of constellation control, and denial of service of critical systems.

Cybersecurity risk management forms part of our overall risk management framework, which is regularly reviewed by our Chief Technology Officer (“CTO”), our senior management team and our Board of Directors. We retain an ISO 27001:2013 certification related to our information security management system (“ISMS”) that supports the assets, technologies, personnel, and processes used by our corporate IT environment, as well as the satellite command and control, data uplink and downlink pipelines, and ground stations utilized by our radio frequency collection and data products. Cybersecurity incident response procedures are enumerated in internal policies and procedures with remediation plans reflective of the scope and severity of the incident. This remediation typically involves incident analysis, incident isolation and eradication, and post-incident response. In the event a cybersecurity incident is detected, the IT Security Team reports the event to our legal and compliance teams. These Legal and Compliance professionals then advise on any additional notification or reporting requirements.

We regularly assess risks related to regulatory compliance, technical operations, business operations, and product and contract deliverables. Risks are managed, documented, and tracked as part of operating the ISMS and other processes. Risks are internally assessed and categorized based on perceived likelihood and impact to system confidentiality, integrity, and availability as described by the ISO 27005 Information Security Risk Management international standard. We also engage third party penetration testers, assessors, vendors, and auditors to assist with external network vulnerability scanning, penetration testing, internal audits, external audits, threat intelligence, and employee training activities. Additionally, we utilize a variety of self-hosted and SaaS tools to assist with vulnerability identification, mitigation, and remediation.

Identified risks and vulnerabilities are ranked and prioritized for mitigation based upon the aforementioned factors. Some risk mitigation and minimization activities include: regular software patches and updates; permitting only required connections to sensitive and critical systems; reactive response to newly identified and discovered exploitable vulnerabilities; implementation of additional auditing and monitoring controls; and cadence-driven system security assessments for critical systems.

We assess the cybersecurity posture of third-party service providers, vendors and suppliers at least annually and whenever the vendor implements significant product or operational changes. We maintain consistent communications via email, chat services, ticketing systems, and regular meetings with these partners to promptly address and remediate any perceived vulnerabilities.

Additionally, we also provide mandatory training to our employees to help identify, avoid and mitigate cybersecurity threats. These trainings cover a wide range of cybersecurity topics such as insider threats, phishing, spoofing, and the like.

As of the date of this Annual Report on Form 10-K, we have not experienced a cybersecurity threat or incident that materially affected or is reasonably like to materially affect our business or operations, but there can be no guarantee that we will not experience such an incident in the future. We aim to incorporate industry best practices throughout our cybersecurity program and continue to invest in additional controls designed to ensure the resiliency of our networks and prevention of cybersecurity incidents. We describe how cybersecurity threats are likely to materially affect us, including our business strategy, results of operations, and financial condition, in the section titled “Risk Factors” in this Annual Report on Form 10-K.

Cybersecurity Governance

Our cybersecurity program is overseen by the Company’s CTO in close collaboration with the CEO/Chairman of the Board of Directors and our legal and compliance teams. Both our CEO and our CTO have technical backgrounds and are well informed about cybersecurity risk management best practices, as well as our Company’s risk management framework. Our legal and compliance teams supporting the Company’s cybersecurity efforts bring a wealth of experience from prior positions, as well as participation in ongoing training sessions and industry events.

Our CTO regularly briefs the full Board of Directors on our cybersecurity and information security posture and the Board of Directors is apprised of all material cybersecurity incidents and the results of any third-party assessments. Additionally, our Board has designated a single Board member, who has experience in assessing and managing cybersecurity risk, to lead the Board-level oversight of cybersecurity risk matters, including staying abreast of cybersecurity best practices and briefing the full Board when significant industry developments occur.

Daily risk management and oversight of the Company’s cybersecurity posture is the responsibility of the Director of IT and Security, who directly reports to the CTO, and the cybersecurity professionals on his team. All of these team members have extensive experience in networking, cloud and on-premise infrastructure, software development, corporate IT, intelligence, Linux system administration, and data center operations. These individuals are responsible for approving and implementing security operations, security program development, and governance, risk and compliance related to cyber matters.

Item 2. Properties

Our corporate headquarters is located in Vienna, Virginia, where we currently lease approximately 8,319 square feet under a lease agreement that expires in June 2029. We also lease and license facilities in San Francisco, California; Boulder, Colorado; Luxembourg, Luxembourg; Glasgow, Scotland; Cambridge, Ontario; Singapore, Singapore and Munich, Germany. Additionally, we operate over 33 ground stations to transmit our satellite data across the globe.

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

Holders of Record

As of February 23, 2024, there were 150 holders of record of our Class A common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

As of February 23, 2024, there were four holders of record of our Class B common stock. All shares of our Class B common stock are beneficially owned by Peter Platzer, Theresa Condor, Jeroen Cappaert and William Joel Spark, or their affiliates.

Dividend Policy

We have never declared or paid any cash dividends on our capital stock, and do not intend to pay cash dividends to our stockholders in the foreseeable future. We expect to retain all available funds and any future earnings to fund the growth and development of our business. Investors should not purchase our common stock with the expectation of receiving cash dividends. Any future determination to declare dividends will be made at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements, general business conditions, and other factors that our board of directors may deem relevant. In addition, the terms of the Blue Torch Financing Agreement contain restrictions on our ability to declare and pay cash dividends on our capital stock.

Repurchases of Securities

None.

Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our audited consolidated financial statements as of and for the years ended December 31, 2023 and 2022 and the related notes appearing elsewhere in this Annual Report on Form 10-K. In addition to historical consolidated financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results could differ materially from those anticipated by these forward-looking statements as a result of many factors. We discuss factors that we believe could cause or contribute to these differences below and elsewhere in this Annual Report on Form 10-K, including those set forth in the sections titled “Risk Factors” and “Special Note Regarding Forward-Looking Statements.” Our fiscal years ended December 31, 2023 and 2022 are referred to herein as fiscal year 2023 and fiscal year 2022, respectively. Unless the context otherwise requires, all references to “the Company,” “we,” “us,” or “our” and similar terms refer to Spire and its subsidiaries.

Overview

Spire is a global provider of space-based data, analytics and space services, offering unique datasets and powerful insights about Earth so that organizations can make decisions with confidence in a rapidly changing world. Spire builds, owns, and operates a fully deployed satellite constellation. We believe it is one of the world’s largest “listening” constellations, observing the Earth in real time using radio frequency technology.

The data acquired by our multipurpose satellites provide global weather intelligence, ship and plane movements, and spoofing and jamming detection to better predict how their patterns impact economies, global security, business operations and the environment. We also offer Space as a Service solutions that empower customers to leverage our established infrastructure to put their business in space. We provide customers these solutions through an application programming interface (“API”) infrastructure.

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

We provide our solutions to global customers either through a subscription or based on a specific project. We currently sell directly to end customers and utilize reseller partners when beneficial.

Highlights from Fiscal Year 2023

•
Full year 2023 revenue was $105.7 million, an increase of 32% from fiscal year 2022.
•
We secured a highly competitive $476 million NASA indefinite delivery, indefinite quantity (“IDIQ”) contract, together with six other companies. Under this contract, we will provide NASA with our comprehensive catalog of Earth observation data that can improve global weather forecasting accuracy and climate research.
•
We were awarded a contract extension by the National Reconnaissance Office (NRO) for commercial radio frequency remote sensing. The agency will continue to use our data to evaluate how commercial radio frequency will be integrated into its overhead architecture.
•
We were awarded a Space Services contract by Lacuna Space, a leading satellite IoT connectivity provider. Under the agreement, Spire will initially build and launch six satellites carrying Lacuna Space’s payload and antenna, with the opportunity to scale the constellation to dozens of satellites. Lacuna Space will operate its payloads and receive encrypted data at its Harwell headquarters.
•
We announced the launch of our High Resolution Weather Forecast model, a differentiated regional high-resolution weather forecasting service designed to meet the critical demands of the energy and commodity markets. The solution provides more precise and customizable weather forecasts extending up to six days, with the capability to be run at resolutions as fine as one kilometer, covering any point on the globe, including the most remote regions and the open oceans.
•
At the Space Tech Expo Europe, we unveiled Constellation Management Platform, a web-based app that simplifies satellite constellation operations through its user-friendly interface. The development of the platform is co-funded by the European Space Agency (ESA) under ARTES Core Competitiveness (CC) Programme with a €1.5 million award to Spire, along with support from the Luxembourg Space Agency (LSA).

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
•
We announced a Space Services contract with GHGSat, a global leader in high-resolution greenhouse gas monitoring from space. Under the agreement, Spire will build, launch and operate four additional 16U satellites that will carry GHGSat payloads to monitor greenhouse gas emissions. This builds upon Spire's initial agreement with GHGSat for three 16U satellites.
•
We announced a €16 million, three-year contract to design and demonstrate a satellite-based aviation surveillance system for ESA's EURIALO program. By independently verifying the location of a plane through geolocation technology, the most advanced and reliable system for aircraft tracking and surveillance, it is possible to track a plane in real time from takeoff to landing anywhere in the world. Following the initial design and demonstrator phases, there is a potential opportunity for Spire to be selected to build the full constellation, which could include a large number of satellites.

Macroeconomic and Geopolitical Impact

Over the past two years, we have been impacted by the macroeconomic environment, such as fluctuations in foreign currencies, increasing interest rates and geopolitical conflicts like the Russian invasion of Ukraine, Israel's war with Hamas and the increased tensions between China and the U.S.

The U.S. dollar exhibited a modest increase in strength against the local functional currencies of our foreign subsidiaries for the fiscal year ended December 31, 2023, compared to the fiscal year ended December 31, 2022. This had a marginal negative impact on our revenue, as about one-third of our sales are conducted in foreign currencies. Conversely, it had a marginal favorable impact on our expenses, given that a majority of our workforce resides in countries other than the United States.

The macroeconomic environment has caused existing or potential customers to re-evaluate their decision to purchase our offerings, at times resulting in additional customer discounts, extended payment terms, longer sales cycles, and a few contract cancellations. Particularly, the U.S. Congress' delay in approving appropriations bills negatively impacted the timeliness of some of our U.S. federal government orders.

Increasing interest rates in the fiscal year ended December 31, 2023 resulted in higher interest expenses, as our credit facility is based on a floating interest rate. The Russian invasion of Ukraine and the continued conflict created additional global sanctions, which at times caused scheduling shifts or launch cancellations by third-party satellite launch providers, which delayed revenue recognition of certain sales contracts.

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

Key Factors Affecting Our Performance

We believe that our current and future performance depend on many factors, including, but not limited to, those described below. While these areas present significant opportunity, they also present risks that we must manage to achieve successful results. For additional information about these risks, see the section titled “Risk Factors.” If we are unable to address these risks, our business and results of operations could be adversely affected.

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

We track our progress landing new customers by measuring the number of ARR Solution Customers we have from one fiscal year to the next. For instance, we have increased our number of ARR Solution Customers from 733 as of December 31, 2022 to 745 as of December 31, 2023. We track our progress in expanding our customer relationships by measuring our ARR Net Retention Rate. For the definition of ARR Net Retention Rate, see the section titled “—Key Business Metrics.” Our ARR Net Retention Rate was 98% for fiscal year 2023 and our organic ARR Net Retention Rate was 117% for fiscal year 2022.

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

Impact of the Solar Cycle on our Assets' Remaining Life

A stronger solar cycle has the potential to impact some of our satellites, accelerating their deorbiting and shortening their useful lives. The solar cycle is the cycle that the Sun’s magnetic field goes through approximately every 11 years. In 2019, NOAA, NASA, and the International Space Environment Services panel forecasted that Solar Cycle 25 (December 2019 to approximately 2030) would be relatively weak after a relatively weak Solar Cycle 24 (December 2008 to December 2019). Subsequently, NOAA noted that Solar Cycle 24 was the weakest cycle in 100 years with sunspots reaching a maximum of 116 – below the average of 179. In October of 2023, NOAA updated their projection for the strength and duration of Solar Cycle 25, stating that the cycle [is expected to be more intense] than Cycle 24, and predicting that the peak of the cycle would be earlier, by [the end of 2024]. A stronger solar cycle may accelerate the deorbiting of our satellites sooner than expected or planned. Our ability to minimize the solar cycle impact, our ability to replenish our existing constellation in a timely manner and the costs associated with these actions may adversely affect our results of operations.

Investment in Growth

We continue investing in growing our business and capitalizing on our market opportunities while balancing the uncertainties from the macro-economic environment and geopolitical factors. We intend to continue to add headcount to our global sales and marketing teams to acquire new customers and to increase sales to existing customers. We also intend to continue to add headcount as needed to our research and development teams and otherwise invest to improve and innovate our nanosatellite, ground station and data analytics technologies. For fiscal year 2023, our spending on research and development increased by $3.8 million, or 11%, from fiscal year 2022. The costs of these investments may adversely affect our results of operations, but we believe that these investments will contribute to our long-term growth.

Acquisitions

Our business strategy may include acquiring other complementary solutions, technologies, or businesses that we believe will allow us to continue on our path to profitability, reduce the time or costs required to develop new technologies, incorporate enhanced functionality into and complement our existing solution offerings, augment our engineering workforce and enhance our technological capabilities.

Impact of Foreign Exchange Rates

We report in U.S. dollars, and the functional currency of our foreign operating subsidiaries is the local currency, including the Euro, the British Pound, the Singapore Dollar and the Canadian Dollar. The U.S. dollar remained strong against those currencies compared to fiscal year 2022. In fiscal year 2023, approximately 30% of our revenues were generated in non-U.S. dollar-denominated currencies. This compares to fiscal year 2022 when approximately 35% of our revenues were generated in non-U.S. dollar-denominated currencies. The financial statements of these subsidiaries are translated into U.S. dollars using exchange rates in effect at each balance sheet date for assets and liabilities and average exchange rates during the period for revenues and expenses. To the extent we experience significant currency fluctuations, our results of operations may be impacted.

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

Our ARR growth in 2023 was driven by landing new ARR Customers (as defined below) along with increasing the amount of ARR business with our existing customers. Due in part to the timing of some of our project-based contracts, including when engagements start and stop, our ARR has fluctuated from period to period in the past, and we expect our ARR to continue to fluctuate from period to period in the future. For example, NOAA awarded us an eight month, $9.4 million, radio occultation sales order on January 4, 2024. Due to the timing of this agreement, our ARR for fiscal year 2023 did not include revenue from this agreement. The ARR value related to this agreement is $14.1 million. ARR is a leading indicator and accordingly will tend to outpace the impact on our revenue as we recognize the contract value of various agreements over time.

The following table summarizes our ARR at each fiscal year end for the periods indicated.

	As of December 31,
(dollars in thousands)	2023	2022	% Change
ARR	$106,827	$99,414	7%

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

We define an ARR Solution Customer similarly to an ARR Customer, but we count every solution the customer has with us separately. As a result, the count of ARR Solution Customers exceeds the count of ARR Customers at each year end, as some customers contract with us for multiple solutions. Our multiple solutions customers are those that are under contract for at least two of our solutions: Maritime, Aviation, Weather, and Space Services. All entities that have contracts for data trials and one-time transactions are excluded from the calculation of ARR Solution Customers.

The growth in each of our ARR Customers and ARR Solution Customers in 2023 was driven by landing new ARR Customers across our four solutions (Maritime, Aviation, Weather and Space Services), expanding our industry and geographical footprints, and having a low number of customers who have not renewed their contracts with us. This was partially offset by our move to de-emphasize sales to customers with very low ARR or revenue. We expect this strategy to increase our ARR and revenue per customer, increase our ARR in total, and reduce our customer count as we drive towards the most efficient use of our resources.

The following table summarizes the number of our ARR Customers and ARR Solution Customers at the end of fiscal years 2023 and 2022.

	As of December 31,
	2023	2022	% Change
ARR Customers	712	709	0%
ARR Solution Customers	745	733	2%

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

The following table summarizes our ARR Net Retention Rate for each of fiscal years 2023 and 2022. The ARR Net Retention Rate for 2022 excludes the Acquisition (as defined below) due to lack of comparable data, which would require 2021 data for renewal base calculations.

	Fiscal Year
	2023	2022	% Change
ARR Net Retention Rate	98%	117%	(19)%

Our ARR Net Retention Rate can be impacted from period to period by large increases or decreases in customer contract value and large decreases in contract value from customers that have not renewed their contracts with us. An ARR Net Retention Rate greater than 100% is an indication that we are growing the value of the solutions our customers are purchasing from us from a fiscal period end versus the prior fiscal period end. An ARR Net Retention Rate less than 100% is an indication that we are reducing the value of the solutions our customers are purchasing from us from a fiscal period end versus the prior fiscal period end. For fiscal year 2023, our ARR Net Retention Rate was impacted by the temporary loss of our NOAA radio occultation order in July 2023 and the award of the $9.4 million order that was delayed until January 2024 as referenced above.

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

Cost of Revenue

Cost of revenue consists primarily of personnel costs, depreciation, hosted infrastructure and high-power computing costs, third-party operating and royalty costs associated with delivering our data and services to our customers and amortization of purchased intangibles associated with our acquisition of exactEarth in November 2021 (the “Acquisition”). Personnel costs are primarily related to the cost of our employees supporting and managing our constellation operations including satellite operations, ground station control and launch management. Costs associated with the manufacture and launch of our satellites, including personnel costs, are capitalized and depreciated upon placement in service, typically over a four-year expected useful life. As satellites reach the end of their expected useful life, they are generally replaced with replenishment satellites to maintain our constellation at optimal performance. Costs associated with the acquisition and development of new ground stations, including the bill of materials and labor to install the ground station, are capitalized and depreciated upon placement in service typically over a four-year to ten-year expected useful life. We anticipate ongoing capital spending to repair and replenish ground stations as they reach the end of their expected useful life to keep our ground station network at optimal performance. Our proprietary ground station network is primarily located in third-party locations where we incur lease and other operational charges. Cost of revenue also includes royalties associated with third-party data sets that we integrate into our data solutions.

Operating Expenses

Research and Development. Research and development expenses consist primarily of employee-related expenses, third-party consulting fees, and computing costs. Our research and development efforts are focused on improving our satellite technology, developing new data sets, developing new algorithms, enhancing our smart and predictive analytics, and enhancing the ease of use and utility of our space-based data solutions.

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

Loss on Decommissioned Satellites. Loss on decommissioned satellites consists of the write-off of the remaining capitalized costs associated with the manufacture and launch of our satellites prior to the end of the satellite’s useful life. We contract with third-party companies to launch, carry and deploy our satellites into space. A loss could result from a third-party launch or deployer failure, a technical failure of the satellite, or the deorbit or decommissioning of a satellite before the end of the satellite’s useful life. A technical failure could include a satellite that is not able to communicate with our network of ground stations or fulfill its intended technical mission for a duration greater than one month. The loss amount is presented net of any insurance proceeds received. Due to the nature of these events, we cannot predict the magnitude or frequency of future satellite deorbit and launch failure losses. While we sometimes purchase launch insurance when financially practical, the proceeds from these policies will typically only cover a portion of our loss in the event of an unplanned satellite deorbit or launch failure. We incurred a $0.7 million loss on decommissioned satellites in fiscal year 2023 and a $0.5 million loss on decommissioned satellites in fiscal year 2022.

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

Other Expense, Net. Other expense, net consists primarily of tax credits, grant income, the impact of foreign exchange gains and losses, share of equity investment loss, all transaction costs and other administrative fees associated with the warrant exchange, sales and local taxes, and write-off of certain prepaid assets and legal settlements.

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

Results of Operations

Fiscal Year 2023 Compared to Fiscal Year 2022

The following tables set forth selected consolidated statements of operations data for each of the periods indicated:

	Years Ended December 31,
(in thousands)	2023	2022
Revenue	$105,703	$80,268
Cost of revenue(1)	42,434	40,327
Gross profit	63,269	39,941
Operating expenses(1):
Research and development	38,923	35,153
Sales and marketing	25,754	28,502
General and administrative	42,494	44,831
Loss on decommissioned satellites	747	549
Total operating expenses	107,918	109,035
Loss from operations	(44,649)	(69,094)
Other income (expense):
Interest income	2,332	948
Interest expense	(19,036)	(13,955)
Change in fair value of contingent earnout liability	129	9,677
Change in fair value of warrant liabilities	(1,597)	8,757
Loss on extinguishment of debt	—	(22,510)
Other expense, net	(1,063)	(2,912)
Total other expense, net	(19,235)	(19,995)
Loss before income taxes	(63,884)	(89,089)
Income tax provision	72	322
Net loss	$(63,956)	$(89,411)

(1)
Includes stock-based compensation as follows:

	Years Ended December 31,
(in thousands)	2023	2022
Cost of revenue	$197	$232
Research and development	3,474	3,154
Sales and marketing	2,707	2,822
General and administrative	6,600	5,283
Total stock-based compensation	$12,978	$11,491

Revenue

	Years Ended December 31,
(dollars in thousands)	2023	2022	% Change
Revenue	$105,703	$80,268	32%

Total revenue increased $25.4 million, or 32%, driven primarily by the growth in the number of ARR Customers combined with growth in revenue recognized for milestone-based projects.

For fiscal year 2023, we derived 56% of our revenue from the Americas, 35% of our revenue from Europe, the Middle East and Africa (“EMEA”), and 9% of our revenue from Asia Pacific (“APAC”). For fiscal year 2022 we derived 46% of our revenue from the Americas, 40% of our revenue from EMEA, and 14% of our revenue from APAC. For fiscal year 2023, we derived 64% of our revenue from subscription arrangements, compared to 71% for fiscal year 2022. This percentage mix can fluctuate significantly from period to period driven primarily by the timing of non-subscription revenue recognition in our contracts.

Cost of Revenue

	Years Ended December 31,
(dollars in thousands)	2023	2022	% Change
Total cost of revenue	$42,434	$40,327	5%
Gross profit	63,269	39,941	58%
Gross margin	60%	50%	10%
Headcount (at end of year)	33	44	(25)%

Cost of revenue increased $2.1 million, or 5%, primarily driven by an increase in depreciation expense of $3.0 million and an increase in third-party royalty costs of $1.0 million, partially offset by a decrease in personnel costs of $1.0 million and a decrease in computing costs of $0.9 million. The increase in depreciation expense was primarily driven by a reset of the estimated useful lives of our satellites to account for the potential impact of increased solar activity related to the current solar cycle. The increase in third-party royalty costs was driven by an increase in sales activity, resulting in higher payments to third-party data set providers as they augment our data solutions. The decrease in personnel costs was driven by an overall reduction in headcount. The decrease in computing costs was driven by cloud platform efficiencies.

Gross margin for fiscal years 2023 and 2022 was 60% and 50%, respectively. The increase in fiscal year 2023 compared to fiscal year 2022 was driven primarily by leverage from higher revenue. This metric can fluctuate significantly from period to period driven primarily by the amount and timing of the revenue as well as the timing of our technology investments.

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

Research and Development

	Years Ended December 31,
(dollars in thousands)	2023	2022	% Change
Research and development	$38,923	$35,153	11%
Percentage of total revenue	37%	44%
Headcount (at end of year)	221	206	7%

Research and development expenses increased $3.8 million, or 11%, primarily driven by an increase in personnel costs of $3.6 million and an increase in computing costs of $0.2 million to support customer growth. The increase in personnel costs was driven by overall growth in headcount, which was partially offset by lower bonus payouts to management.

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

Sales and Marketing

	Years Ended December 31,
(dollars in thousands)	2023	2022	% Change
Sales and marketing	$25,754	$28,502	(10)%
Percentage of total revenue	24%	36%
Headcount (at end of year)	73	80	(9)%

Sales and marketing expenses decreased 2.7 million, or 10%, primarily driven by a decrease in amortization expenses of $2.9 million and a decrease in personnel costs of $0.5 million, partially offset by an increase in bad debt expenses of $0.6 million and an increase in other miscellaneous operating expenses of $0.1 million. The decrease in amortization expenses was due to the completion of purchased intangible amortization from the Acquisition, which was completed in the three-month period ended December 31, 2022. The decrease in personnel costs was driven by an overall reduction in headcount. The increase in bad debt expenses was primarily driven by a charge taken for a specific customer reserve.

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

General and Administrative

	Years Ended December 31,
(dollars in thousands)	2023	2022	% Change
General and administrative	$42,494	$44,831	(5)%
Percentage of total revenues	40%	56%
Headcount (at end of year)	89	85	5%

General and administrative expenses decreased $2.3 million, or 5%, primarily driven by a decrease in business insurance costs of $2.8 million and a decrease in professional services fees of $1.7 million, partially offset by an increase in facilities expenses of $0.8 million, an increase in software expenses of $0.8 million, an increase in personnel costs of $0.4 million and an increase in other miscellaneous operating expenses of $0.2 million. The decrease in business insurance costs was driven by an improvement in annual rates. The decrease in professional services fees was driven by lower third-party accounting, legal and other consulting services as compared to the prior year when there were increased costs related to the Acquisition and our merger with NavSight Holdings, Inc. on August 16, 2021 (the “Merger”). The increases in personnel costs and facilities expenses were driven by overall headcount growth which were partially offset by lower bonus payouts to management. The increase in software expenses was driven by headcount growth and scaling of operations.

We expect our general and administrative expenses to generally grow in absolute dollars in future periods as our employee-related expenses increase to support our revenue growth; however, we expect our general and administrative expenses as a percentage of revenue to decrease as revenue growth exceeds our increases in general and administrative spend.

Loss on Decommissioned Satellites

	Years Ended December 31,
(dollars in thousands)	2023	2022	% Change
Loss on decommissioned satellites	$747	$549	36%
Percentage of total revenues	1%	—%	*

In fiscal years 2023 and 2022, we recognized a non-cash expense of $0.7 million and $0.5 million, respectively, on decommissioned satellites prior to the ends of their useful lives.

Due to the nature of these events, we cannot predict the magnitude or frequency of future decommissioning losses. While we sometimes purchase launch insurance when financially practical, the proceeds from these policies will typically only cover a portion of our loss in the event of an unplanned satellite deorbit or launch failure.

Other Income (Expense)

	Years Ended December 31,
(dollars in thousands)	2023	2022	% Change
Interest income	$2,332	$948	146%
Interest expense	$(19,036)	$(13,955)	36%
Change in fair value of contingent earnout liability	$129	$9,677	(99)%
Change in fair value of warrant liabilities	$(1,597)	$8,757	(118)%
Loss on extinguishment of debt	$—	$(22,510)	*
Other expense, net	$(1,063)	$(2,912)	(63)%

*Not meaningful

Interest income increased by $1.4 million as we drew down on the remaining portion of our Blue Torch term loan and shifted more liquid assets into short-term marketable securities that carried higher overall interest rates.

Interest expense increased $5.1 million, or 36%, primarily as a result of drawing down on our remaining balance of the Blue Torch Finance LLC (“Blue Torch”) term loan and incurring higher interest and amortized debt issuance costs associated with the Blue Torch term loan.

Change in fair value of contingent earnout liability experienced a reduction year over year of $9.5 million driven by the mark-to-market adjustments in 2022 to reflect the fair market valuation of the underlying stock price not repeating in 2023. During 2023 the contingent earnout liability remained relatively flat, resulting in a moderate $0.1 million profit. For additional information, see Notes 2 and 8 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Change in fair value of warrant liabilities was a loss of $1.6 million in fiscal year 2023 compared to a gain of $8.8 million in fiscal year 2022. The $1.6 million loss in fiscal year 2023 was primarily driven by mark-to-market adjustments. This was also impacted by the issuance of new warrants and reduction in the exercise price of the Blue Torch warrants in connection with the Waiver and Amendment (as defined below). For additional information, see Notes 2, 6 and 8 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

There was no extinguishment of debt in fiscal year 2023. The loss on extinguishment of debt in fiscal year 2022 was $22.5 million, driven by the acceleration of unamortized debt issuance costs and other administrative expenses associated with the extinguishment of the credit agreement with FP Credit Partners, L.P.

Other expense, net decreased by $1.8 million, or 63%, for fiscal year 2023, primarily due to a foreign exchange gain of $2.4 million driven by the strengthening of the U.S. dollar during the year relative to the local currencies of our subsidiaries, namely the Euro, British Pound Sterling, Singapore

Dollar, and Canadian Dollar and the impact on the customer receivables recorded upon initial sale, partially offset by a loss in Virgin Orbit launch prepayment of $1.1 million, higher financial transaction costs of $0.8 million, $0.2 million in higher loss associated with the equity investment in Myriota Pty Ltd and $0.2 million in higher loss associated with a provision on a credit from a launch provider that we do not expect to be able to recover.

Income Taxes

	Years Ended December 31,
(dollars in thousands)	2023	2022	% Change
Income tax provision	$72	$322	(78)%

Income tax provision decreased $0.3 million, or 78%, primarily driven by the impact of higher tax credits.

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

The following table outlines the reconciliation from net loss to Adjusted EBITDA for the periods indicated:

	Years Ended December 31,
(in thousands)	2023	2022
Net loss	$(63,956)	$(89,411)
Depreciation & amortization	18,228	18,341
Interest, net	16,704	13,007
Taxes	72	322
EBITDA	(28,952)	(57,741)
Change in fair value of contingent earnout liability	(129)	(9,677)
Change in fair value of warrant liabilities	1,597	(8,757)
Loss on extinguishment of debt	—	22,510
Other expense, net	1,063	2,912
Stock-based compensation	12,978	11,491
Mergers and acquisition related expenses	1,015	5,371
Loss on decommissioned satellites	747	549
Other acquisition accounting amortization	679	699
Adjusted EBITDA	$(11,002)	$(32,643)

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

•
Adjusted EBITDA does not reflect income tax payments that may represent a reduction in cash available to us; and
•
Adjusted EBITDA does not reflect the decommissioned satellite deorbit, launch failure and decommissioning and does not reflect the cash capital expenditure requirements for the replacements of lost satellites. While these expenses could occur in a given year, the existence and magnitude of these costs could vary greatly and are unpredictable.

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

Liquidity and Capital Resources

Our principal sources of liquidity to fund our operations are from cash and cash equivalents, and marketable securities which totaled $40.9 million as of December 31, 2023, mainly from net proceeds from borrowings under the Blue Torch Credit Facility (as defined below) and the sale of common stock under the Equity Distribution Agreement with Canaccord Genuity LLC, as sales agent (the "Equity Distribution Agreement"). Of the $40.9 million total, $29.1 million was in cash and cash equivalents of which approximately $13.7 million was held outside of the United States. The remaining $11.7 million was held in short-term marketable securities, all of which was held in the United States and which can be converted to cash with minimal transaction costs. These amounts compare to cash and cash equivalents of $47.2 million as of December 31, 2022, of which $18.8 million was held outside of the United States. We had $23.1 million of short-term marketable securities as of December 31, 2022. The cash and cash equivalent amounts are exclusive of restricted cash which totaled $0.5 million as of December 31, 2023 and $0.4 million for December 31, 2022. Since our inception, we have been in an operating cash flow deficit as we have made significant investments in our technology infrastructure, built out our research and development foundation, grown sales and marketing resources to drive revenue, and scaled general and administrative functions to enable operating effectiveness.

On February 4, 2024, we entered into a securities purchase agreement for the issuance and sale of 833,333 shares of our Class A common stock to Signal Ocean Ltd at a price of $12.00 per share (the “Private Placement”). The Private Placement closed on February 8, 2024, resulting in gross proceeds to us of $10.0 million.

We expect that our principal source of liquidity will be our cash and cash equivalents balance. We currently believe that we will meet our minimum liquidity covenant, as well as all other financial covenants under the Blue Torch Financing Agreement (as defined below), at each applicable measurement point over the period of at least one year from the issuance of the December 31, 2023 consolidated financial statements, and that we will have sufficient working capital to operate for a period of at least one year from the issuance of the December 31, 2023 consolidated financial statements, in each case based on our current cash and cash equivalent balance and expected future financial results. The sufficiency of our working capital and our ability to meet our financial covenants will depend on many factors, including our growth rate, the timing and extent of spending to support solution development efforts, the expansion of sales and marketing activities, the ongoing investments in technology infrastructure, the introduction of new and enhanced solutions, and the continuing market acceptance of our solutions, all of which are subject to risks, uncertainties, and other factors that may cause actual results to differ materially. From time to time, we may seek additional equity or debt financing to fund capital expenditures, strategic initiatives or investments and our ongoing operations. In the event that we decide, or are required, to seek additional financing from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired or unable to meet the minimum liquidity covenant or other financial covenants under the Blue Torch Financing Agreement, our business, financial condition, and results of operations could be adversely affected.

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

The $120.0 million term loan was available and drawn at closing, of which $19.7 million was placed in an escrow account by Blue Torch with such amount to be released upon our achieving certain metrics related to annualized recurring revenue and a total annualized recurring revenue leverage ratio. These metrics were achieved and the $19.7 million was released from the escrow account and delivered to us in February 2023. The term loan accrues interest at a floating rate, to be based, at our election, on either a reference rate or a 3-month Term Secured Overnight Financing Rate ("SOFR") rate (subject to a 1.0% floor), plus an interest rate margin of 7.0% for reference rate borrowings and 8.0% for 3-month Term SOFR borrowings, plus an incremental Term SOFR margin of 0.26161%. We elected the Term SOFR rate which was 13.6408% as of December 31, 2023. Principal on the term loan is only payable at maturity and interest on the term loan is due and payable quarterly for Term SOFR borrowings. We are also required to pay other customary fees and costs in connection with the Blue Torch Credit Facility, including a commitment fee in an amount equal to $2.4 million on the closing date, a $0.3 million agency fee annually and an exit fee in an amount equal to $1.8 million upon termination of the Blue Torch Financing Agreement.

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

The Blue Torch Financing Agreement contains customary affirmative and negative covenants limiting our ability and the ability of our subsidiaries to, among other things, dispose of assets, undergo a change in control, merge or consolidate, make acquisitions, incur debt, incur liens, pay dividends, repurchase stock and make investments, in each case subject to certain exceptions. We must also comply with a maximum debt to annualized recurring revenue leverage ratio financial covenant tested monthly during the first two years of the Blue Torch Financing Agreement, a maximum debt to EBITDA leverage ratio financial covenant tested monthly during the third and fourth years of the Blue Torch Financing Agreement and a minimum liquidity financial covenant tested at all times. As of December 31, 2023, we were in compliance with all applicable financial covenants under the Blue Torch Financing Agreement.

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

On September 27, 2023, we entered into the Waiver and Amendment No. 2 to Financing Agreement (the “Waiver and Amendment”) with Blue Torch and the Lenders, which amends the Blue Torch Financing Agreement to (a) waive an event of default under the Blue Torch Financing Agreement arising out of the total annualized recurring revenue leverage ratio being greater than the permitted ratio, (b) amend the financial covenants to provide covenant relief from the maximum debt to annualized recurring revenue leverage ratio and the maximum debt to EBITDA leverage ratio set forth in the Blue Torch Financing Agreement for future periods, and (c) provide for a second amendment exit fee. The second amendment exit fee is $1.8 million (which is an amount equal to one and a half percent (1.50%) of the aggregate outstanding principal balance of the term loans on the effective date of the Waiver and Amendment), bears interest from the date of the Waiver and Amendment at the Adjusted Term SOFR for a 3-month interest period plus the applicable margin under the Financing Agreement, and is payable to Blue Torch by us in cash upon the termination of the Blue Torch Financing Agreement, either as a result of acceleration of the loans or at the final maturity date. The Waiver and Amendment required a repayment by the Company of $2.5 million of the outstanding principal balance of the term loans on October 2, 2023, with a prepayment premium of $0.05 million. The Waiver and Amendment also requires additional reporting if our liquidity level is less than $35.0 million at any time during a month and revises the minimum liquidity covenant to require liquidity of at least $30.0 million at all times, commencing on September 30, 2023 which in both cases represent a $5.0 million incremental change from the original requirements. We were in compliance with all applicable financial covenants as of December 31, 2023.

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

On December 29, 2023, we pre-paid $2.0 million on our outstanding balance to maintain compliance with the maximum debt to annualized recurring revenue leverage ratio financial covenant, which otherwise would have been short by $2.0 million as of December 31, 2023 due to the delay in the award of the $9.4 million radio occultation sales order by NOAA.

As of December 31, 2023, the outstanding principal balance under the Blue Torch Credit Facility was $115.5 million.

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

The FP Credit Agreement contained customary affirmative and negative covenants, including covenants that limited our ability and our subsidiaries’ ability to, among other things, incur additional indebtedness, grant liens, make investments, pay dividends or other distributions on our capital stock, dispose of assets, consummate mergers or acquisitions and enter into transactions with affiliates, subject in each case to customary exceptions and qualifications. Prior to the consummation of a Qualifying IPO (as defined in the FP Credit Agreement), which included the Merger, we were required to maintain, as of the last day of each fiscal quarter, minimum unrestricted cash of at least $15.0 million, as determined in accordance with the FP Credit Agreement, provided that this covenant did not apply following any fiscal quarter in which we achieved positive EBITDA so long as we continued to maintain positive EBITDA in subsequent fiscal quarters. After the Merger occurred, we were no longer required to maintain this financial covenant per the terms of the FP Credit Agreement.

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

Government Loan

As part of the Acquisition in November 2021, we assumed a loan agreement with the Strategic Innovation Fund ("SIF") which was recorded at fair value of the debt. As of December 31, 2023, $5.1 million was included in long-term debt, non-current on our consolidated balance sheets related to the SIF loan agreement. Under this agreement and subsequent amendment, we were eligible to receive funding for certain expenditures incurred from February 13, 2018 to May 12, 2023, up to a maximum of $5.7 million. The loan is repayable in 15 annual payments beginning February 28, 2026 and has a stated interest rate of zero.

For additional detail regarding the terms associated with our financing arrangements, see Note 6 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Equity Distribution Agreement

On September 14, 2022, we entered into the Equity Distribution Agreement with Canaccord Genuity LLC, as sales agent. In accordance with the terms of the Equity Distribution Agreement, we may offer and sell shares of our Class A common stock having an aggregate offering price of up to $85.0 million from time to time through the agent pursuant to a registration statement on Form S-3, which became effective on September 26, 2022. In June 2023, we sold approximately 2.2 million shares of our Class A common stock through this arrangement, resulting in net proceeds of $7.9 million. As of December 31, 2023, approximately $76.8 million of shares were remaining, but had not yet been sold, under the Equity Distribution Agreement.

Cash Flows

The following table summarizes our net cash used in operating activities, net cash used in investing activities, and net cash provided by financing activities for the periods indicated:

	Years Ended December 31,
(in thousands)	2023	2022
Net cash used in operating activities	$(23,622)	$(47,820)
Net cash used in investing activities	$(17,653)	$(41,828)
Net cash provided by financing activities	$23,907	$26,373

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

Net cash used in operating activities in fiscal year 2023 was $23.6 million. This reflected our net loss of 64.0 million, adjustments for non-cash items of $38.7 million and a net increase of $1.7 million in operating assets and liabilities. Non-cash items primarily consisted of $18.2 million of depreciation and amortization expense, $13.0 million of stock-based compensation expense, $2.9 million of amortization of operating lease right-of-use assets, $2.3 million of debt issuance amortization costs, $1.6 million change in fair value of warrant liabilities, and a $1.0 million loss on decommissioned satellites and impairment of assets, partially offset by $0.3 million of other, net, and a $0.1 million change in fair value of contingent earnout liability. Changes in operating assets and liabilities primarily included a $3.2 million increase in other current assets, a $2.8 million decrease in operating lease liabilities, a $2.7 million decrease in accrued wages and benefits, a $2.5 million increase in contract assets, and a $0.6 million decrease in other accrued expenses. This was partially offset by a $6.4 million increase in contract liabilities, a $4.1 million decrease in accounts receivable, net, a $1.7 million decrease in other long-term assets, and a $1.4 million increase in accounts payable.

Net cash used in operating activities in fiscal year 2022 was $47.8 million. This reflected our net loss of $89.4 million, adjustments for non-cash items of $40.6 million and a net increase of $1.0 million in operating assets and liabilities. Non-cash items primarily consisted of a $22.3 million loss on extinguishment of debt, $18.3 million of depreciation and amortization expense, $11.5 million of stock-based compensation expense, $3.8 million of debt issuance amortization costs, $2.3 million of amortization of operating lease assets, and a $0.8 million loss on impairment of assets, partially offset by a $9.7 million gain on change in fair value of contingent earnout liability and an $8.8 million gain on change in fair value of warrant liabilities. Changes in operating assets and liabilities primarily included a $4.2 million increase in accounts receivable, net, a $1.8 million decrease in accounts payable, a $1.6 million decrease in operating lease liabilities, a $1.4 million increase in contract assets, and a $0.9 million decrease in accrued wages and benefits. This was partially offset by a $7.8 million increase in contract liabilities, a $1.9 million decrease in other long-term assets, a $1.0 million increase in other accrued expenses, and a $0.3 million decrease in other current assets.

Cash Flows from Investing Activities

Cash flows from investing activities primarily relate to cash used for business acquisitions, the procurement, development, and deployment of capital assets, including satellites and related launch costs, ground stations, machinery and equipment, furniture, computer equipment and software, and leasehold improvements.

The following table summarizes our net cash used in investing activities relating to capital expenditures by source of spend:

(in thousands)	Q1'23	Q2'23	Q3'23	Q4'23	2023	% of Total
Spire platform / Infrastructure	$1,354	$1,629	$2,045	$646	$5,674	19%
Customer funded (Space Services)	3,295	6,399	8,972	5,697	24,363	81%
Total CapEx	$4,649	$8,028	$11,017	$6,343	$30,037	100%

(in thousands)	Q1'22	Q2'22	Q3'22	Q4'22	2022	% of Total
Spire platform / Infrastructure	$1,215	$2,560	$1,344	$994	$6,113	32%
Customer funded (Space Services)	3,028	5,682	2,117	1,975	12,802	68%
Total CapEx	$4,243	$8,242	$3,461	$2,969	$18,915	100%

Year-over-Year Variance	Q1'23 v 22	Q2'23 v 22	Q3'23 v 22	Q4'23 v 22	2023 v 2022
Spire platform / Infrastructure	11%	(36)%	52%	(35)%	(7)%
Customer funded (Space Services)	9%	13%	324%	188%	90%
Total CapEx	10%	(3)%	218%	114%	59%

Net cash used in investing activities in fiscal year 2023 was $17.7 million. This was driven by purchases of $40.1 million in short-term investments and $30.0 million of investment in property and equipment, partially offset by $52.5 million in maturities of short-term investments.

Net cash used in investing activities in fiscal year 2022 was $41.8 million. This was driven by purchases of $40.2 million in short-term investments and $18.9 million of investment in property and equipment, partially offset by $17.3 million in maturities of short-term investments.

Cash Flows from Financing Activities

Cash flows from financing activities relate primarily to net proceeds from the issuance of long term debt, convertible notes and Class A common stock.

Net cash provided by financing activities in fiscal year 2023 was $23.9 million. This was driven by $19.9 million of proceeds from long-term debt, $7.9 million of proceeds from issuance of common stock, and $0.7 million of proceeds from the employee stock purchase plan, partially offset by $4.5 million of long-term debt repayments, and $0.1 million of payments of debt issuance costs.

Net cash provided by financing activities in fiscal year 2022 was $26.4 million. This was driven by $101.0 million of proceeds from long-term debt, $0.8 million of proceeds from stock option exercises and $0.6 million of proceeds from the employee stock purchase plan, partially offset by $71.5 million of payments on long-term debt, and $4.5 million of payments of debt issuance costs. The long-term debt and debt issuance cost items were driven by the Blue Torch loan transaction.

For additional information regarding the terms of our credit facilities and notes, see Note 6 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

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

The Company estimates the fair value of its one reporting unit based on its consolidated market capitalization using the 30-day trading volume-weighted average price (“VWAP”) and the stock price on the date of valuation as two independent data points. The results of the annual impairment test performed in the fourth quarter of fiscal year 2023 indicated that the estimated fair value of the Company's reporting unit exceeded its carrying value by more than 101% based on the 30-day trading VWAP and by more than 150% based on the stock price on the date of valuation. Therefore, the Company concluded there was no impairment of goodwill during the fourth quarter of 2023. There also was no goodwill impairment recorded during the year ended December 31, 2022. If the Company’s market capitalization continues to decline, and if macroeconomic conditions worsen, the Company’s reporting unit may be at risk for future goodwill impairments. The Company continues to monitor for potential impairment should impairment indicators arise.

Contingent Earnout Liability

In connection with the reverse recapitalization that was part of the Merger, eligible Spire equity holders are entitled to receive additional shares of our Class A common stock upon the achievement of certain earnout triggering events. In accordance with ASC 815-40, the earnout shares are not indexed to the Class A common stock and therefore are accounted for as a liability and an offset to additional paid-in capital on the consolidated balance sheets at the reverse recapitalization date and subsequently remeasured at each reporting date with changes in fair value recorded as a component of other income (expense) in the consolidated statements of operations.

The contingent earnout liability is categorized as a Level 3 fair value measurement using the Monte Carlo model because the Company estimates projections during the earnout period utilizing unobservable inputs. Contingent earnout payments involve certain assumptions requiring significant judgment and actual results may differ from assumed and estimated amounts. The assumptions utilized in the calculation are based on the achievement of certain stock price milestones, including the current price of our Class A common stock, expected volatility, risk-free rate, expected term and expected dividend yield.

Warrant Liability

We generally classify warrants for the purchase of shares of our Class A common stock as liabilities on our consolidated balance sheets unless the warrants meet certain specific criteria that require the warrants to be classified within stockholders’ equity. Those warrants accounted for as liabilities are freestanding financial instruments that may require us to transfer assets upon exercise. The warrant liability is initially recorded at fair value upon the date of issuance of each warrant and is subsequently remeasured to fair value at each reporting date. Changes in the fair value of the warrant liabilities are recognized as a component in other income (expense) in the consolidated statements of operations. Changes in the fair value of the warrant liabilities will continue to be recognized until the warrants are exercised, expire or qualify for equity classification. Warrants classified as equity are initially recorded at fair value on the date of issuance and recorded in additional paid-in capital on our consolidated balance sheets until the warrants are exercised or expire.

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

We recognize the cost of stock-based awards granted to our employees and non-employees based on the estimated grant-date fair value of the awards. For restricted stock units ("RSU") with service-based vesting conditions, the fair value is calculated based upon the Company’s closing stock price on the date of grant using the intrinsic value method. We determine the fair value of stock options using the Black-Scholes option pricing model, which is impacted by the following assumptions:

•
Common Stock Valuation—Prior to the closing date of the Merger, determining the fair value of the shares of common stock underlying our stock-based awards, which were not publicly traded, involved significant judgment and had historically been determined with the help of an independent third-party valuation firm. For awards granted subsequent to the closing date of the Merger, the fair value of our Class A common stock is based on the closing price of our Class A common stock, as reported on the NYSE, on the date of grant of the related stock-based award.
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
•
Expected Dividend Yield—The dividend rate used is zero as we have never paid any cash dividends on our Class A common stock and do not anticipate doing so in the foreseeable future.
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

We have experienced and will continue to experience fluctuations in our net loss as a result of gains or losses related to revaluing certain asset and current liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. For fiscal year 2023, we had a gain due to changes in foreign currency exchange rates of $1.5 million and for fiscal year 2022, we had a loss due to changes in foreign currency exchange rates of $0.9 million. A hypothetical 10% strengthening or weakening of the U.S. dollar relative to the currencies in which our revenue and expenses are denominated would have resulted in an increase or decrease in our reported fiscal year 2023 pre-tax loss of approximately $3.3 million.

Interest rate sensitivity

We had cash and cash equivalents totaling $29.1 million and short-term marketable securities of $11.7 million as of December 31, 2023. These amounts were held primarily in demand deposit accounts and short-term marketable securities. The cash and cash equivalents are held for working capital purposes or strategic investment purposes.

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

Inflation Risk

We are exposed to inflation risk. Inflationary factors, such as increases in component parts, labor and other overhead expenses, could impair our operating results. Although there has been a significant increase in inflation in recent years, it has not had a substantial impact on our results of operations for fiscal years 2023 or 2022. However, a higher rate of inflation in the future may have a negative impact on our operational and capital expenditures, which we may not be able to pass along as cost increases to our customers.

Item 8. Financial Statements and Supplemental Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Spire Global, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Spire Global, Inc. and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations, of comprehensive loss, of changes in stockholders' equity and of cash flows for the years then ended, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

March 6, 2024

We have served as the Company’s auditor since 2019.

Spire Global, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	December 31,
	2023	2022
Assets
Current assets
Cash and cash equivalents	$29,144	$47,196
Marketable securities	11,726	23,084
Accounts receivable, net (including allowance of $586 and $395 as of December 31, 2023 and 2022, respectively)	9,911	13,864
Contract assets	6,215	3,353
Other current assets	12,340	9,279
Total current assets	69,336	96,776
Property and equipment, net	71,209	53,752
Operating lease right-of-use assets	14,921	11,687
Goodwill	51,155	49,954
Customer relationships	19,363	20,814
Other intangible assets	12,660	13,967
Other long-term assets, including restricted cash	8,181	9,562
Total assets	$246,825	$256,512
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$8,012	$4,800
Accrued wages and benefits	1,829	4,502
Contract liabilities, current portion	23,165	15,856
Other accrued expenses	8,540	8,210
Total current liabilities	41,546	33,368
Long-term debt	114,113	98,475
Contingent earnout liability	220	349
Deferred income tax liabilities	1,069	771
Warrant liability	5,988	1,831
Operating lease liabilities, net of current portion	13,079	10,815
Other long-term liabilities	272	780
Total liabilities	176,287	146,389
Commitments and contingencies (Note 9)
Stockholders’ equity
Common stock, $0.0001 par value, 1,000,000,000 Class A and 15,000,000 Class B shares authorized, 21,097,351 Class A and 1,507,325 Class B shares issued and outstanding at December 31, 2023; 17,959,923 Class A and 1,507,325 Class B shares issued and outstanding at December 31, 2022(1)	2	2
Additional paid-in capital	477,624	455,765
Accumulated other comprehensive loss	(4,485)	(6,997)
Accumulated deficit	(402,603)	(338,647)
Total stockholders’ equity	70,538	110,123
Total liabilities and stockholders’ equity	$246,825	$256,512

(1) The issued and outstanding shares of the Company's common stock have been retroactively adjusted to reflect the 1-for-8 reverse stock split (Note 1).

The accompanying notes are an integral part of these consolidated financial statements.

Spire Global, Inc.

Consolidated Statements of Operations

(In thousands, except share and per share amounts)

	Years Ended December 31,
	2023	2022
Revenue	$105,703	$80,268
Cost of revenue	42,434	40,327
Gross profit	63,269	39,941
Operating expenses:
Research and development	38,923	35,153
Sales and marketing	25,754	28,502
General and administrative	42,494	44,831
Loss on decommissioned satellites	747	549
Total operating expenses	107,918	109,035
Loss from operations	(44,649)	(69,094)
Other income (expense):
Interest income	2,332	948
Interest expense	(19,036)	(13,955)
Change in fair value of contingent earnout liability	129	9,677
Change in fair value of warrant liabilities	(1,597)	8,757
Loss on extinguishment of debt	—	(22,510)
Other expense, net	(1,063)	(2,912)
Total other expense, net	(19,235)	(19,995)
Loss before income taxes	(63,884)	(89,089)
Income tax provision	72	322
Net loss	$(63,956)	$(89,411)
Basic and diluted net loss per share(1)	$(3.27)	$(5.11)
Weighted-average shares used in computing basic and diluted net loss per share(1)	19,580,006	17,484,927

(1) The shares of the Company's common stock and the per share amounts have been retroactively adjusted to reflect the 1-for-8 reverse stock split (Note 1).

The accompanying notes are an integral part of these consolidated financial statements.

Spire Global, Inc.

Consolidated Statements of Comprehensive Loss

(In thousands)

	Years Ended December 31,
	2023	2022
Net loss	$(63,956)	$(89,411)
Other comprehensive gain (loss):
Foreign currency translation adjustments	2,478	(7,696)
Net unrealized gain (loss) on investments (net of tax)	34	(33)
Comprehensive loss	$(61,444)	$(97,140)

The accompanying notes are an integral part of these consolidated financial statements.

Spire Global, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

(In thousands, except share amounts)

	Common Stock		Additional Paid in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares(1)	Amount(1)	Capital(1)	Loss	Deficit	Equity
Balance, December 31, 2021	18,894,262	2	438,709	732	(249,236)	$190,207
Exercise of stock options	62,975	—	806	—	—	806
Release of Restricted Stock Units	30,310	—	(70)	—	—	(70)
Issuance of common stock under Employee Stock Purchase Plan	65,726	—	623	—	—	623
Stock compensation expense	—	—	11,491	—	—	11,491
Conversion of warrants to common stock	413,910	—	4,206	—	—	4,206
Net loss	—	—	—	—	(89,411)	(89,411)
Foreign currency translation adjustments	—	—	—	(7,696)	—	(7,696)
Net unrealized loss on investments (net of tax)	—	—	—	(33)	—	(33)
Balance, December 31, 2022	19,467,183	2	455,765	(6,997)	(338,647)	110,123
Exercise of stock options	500	—	3	—	—	3
Release of Restricted Stock Units and Performance Stock Units	781,557	—	—	—	—	—
Issuance of common stock under Employee Stock Purchase Plan	154,371	—	727	—	—	727
Stock compensation expense	—	—	12,978	—	—	12,978
Issuance of common stock under the Equity Distribution Agreement, net	2,166,384	—	7,866	—	—	7,866
Conversion of warrants to common stock	34,728	—	286	—	—	286
Redemption of fractional shares due to reverse stock split	(47)	—	(1)	—	—	(1)
Net loss	—	—	—	—	(63,956)	(63,956)
Foreign currency translation adjustments	—	—	—	2,478	—	2,478
Net unrealized gain on investments (net of tax)	—	—	—	34	—	34
Balance, December 31, 2023	22,604,676	$2	$477,624	$(4,485)	$(402,603)	$70,538

(1) The shares of the Company's common stock have been retroactively adjusted to reflect the 1-for-8 reverse stock split (Note 1).

The accompanying notes are an integral part of these consolidated financial statements.

Spire Global, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Years Ended December 31,
	2023	2022
Cash flows from operating activities
Net loss	$(63,956)	$(89,411)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	18,228	18,341
Stock-based compensation	12,978	11,491
Amortization of operating lease right-of-use assets	2,928	2,344
Amortization of debt issuance costs	2,337	3,781
Change in fair value of warrant liabilities	1,597	(8,757)
Change in fair value of contingent earnout liability	(129)	(9,677)
Loss on decommissioned satellites and impairment of assets	1,024	784
Loss on extinguishment of debt	—	22,271
Other, net	(290)	1
Changes in operating assets and liabilities:
Accounts receivable, net	4,144	(4,180)
Contract assets	(2,463)	(1,364)
Other current assets	(3,246)	324
Other long-term assets	1,680	1,852
Accounts payable	1,371	(1,808)
Accrued wages and benefits	(2,747)	(923)
Contract liabilities	6,352	7,776
Other accrued expenses	(648)	1,012
Operating lease liabilities	(2,782)	(1,632)
Other long-term liabilities	—	(45)
Net cash used in operating activities	(23,622)	(47,820)
Cash flows from investing activities
Purchases of short-term investments	(40,116)	(40,213)
Maturities of short-term investments	52,500	17,300
Purchase of property and equipment	(30,037)	(18,915)
Net cash used in investing activities	(17,653)	(41,828)
Cash flows from financing activities
Proceeds from long-term debt	19,886	100,973
Proceeds from issuance of common stock under the Equity Distribution Agreement, net	7,866	—
Payments on long-term debt	(4,500)	(71,512)
Payments of debt issuance costs	(75)	(4,516)
Proceeds from exercise of stock options	3	806
Proceeds from employee stock purchase plan	727	622
Net cash provided by financing activities	23,907	26,373
Effect of foreign currency translation on cash, cash equivalents and restricted cash	(560)	1,199
Net decrease in cash, cash equivalents and restricted cash	(17,928)	(62,076)
Cash, cash equivalents and restricted cash
Beginning balance	47,569	109,645
Ending balance	$29,641	$47,569
Supplemental disclosure of cash flow information
Cash paid for interest	$16,157	$9,438
Income taxes paid	$47	$210
Noncash operating, investing and financing activities
Property and equipment purchased but not yet paid	$2,745	$957
Right-of-use assets obtained in exchange for lease liabilities	$5,868	$—
Accrued long-term debt issuance costs	$1,800	$—
Conversion of warrants to Class A common stock	$286	$4,205
Issuance of stock warrants with long-term debt (Note 8)	$2,579	$3,579

The accompanying notes are an integral part of these consolidated financial statements.

Spire Global, Inc.

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

(In thousands, except shares and per share data, unless otherwise noted)

1.
Nature of Business

Spire Global, Inc. (“Spire” or the “Company”), founded in August 2012, is a global provider of space-based data and analytics that offers its customers unique datasets and insights about earth from the ultimate vantage point. The Company collects this space-based data through its proprietary constellation of multi-purpose nanosatellites. By designing, manufacturing, integrating, and operating its own satellites and ground stations, the Company has unique end-to-end control and ownership over its entire system. The Company offers the following three data solutions to customers: Maritime, Aviation and Weather. As a fourth solution, the Company is providing “space-as-a-service” through its Space Services solution.

The Company is headquartered in Vienna, Virginia and has several wholly owned operating subsidiaries in the United States, United Kingdom, Luxembourg, Singapore, Australia, Germany, and Canada.

On August 16, 2021, Spire Global Subsidiary, Inc. (formerly known as Spire Global, Inc.) (“Legacy Spire”) closed its previously announced merger with NavSight Holdings, Inc. (“NavSight”), a special purpose acquisition company. As a result, Legacy Spire continued as the surviving corporation and a wholly owned subsidiary of NavSight (the “Merger,” and such consummation, the “Closing”). NavSight then changed its name to Spire Global, Inc. and Legacy Spire changed its name to Spire Global Subsidiary, Inc.

On September 14, 2022, the Company entered into an Equity Distribution Agreement (the “Equity Distribution Agreement”) with Canaccord Genuity LLC, as sales agent (the “Agent”). In accordance with the terms of the Equity Distribution Agreement, the Company may offer and sell its Class A common stock, having an aggregate offering price of up to $85,000 from time to time through the Agent pursuant to a registration statement on Form S-3, which became effective on September 26, 2022. Under the Equity Distribution Agreement, the Company sold 2,166,389 shares of its Class A common stock during the year ended December 31, 2023 for gross proceeds of $8,235.

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

Reverse Stock Split

Reported share amounts, including issued and outstanding shares, per share amounts, and reported issued and outstanding warrants and other securities convertible into common stock in these consolidated financial statements and accompanying notes have been retroactively adjusted for the Reverse Stock Split by applying the Reverse Stock Split ratio. The number of authorized shares of common stock was not impacted by the Reverse Stock Split, and therefore has not been retroactively adjusted.

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

Spire Global, Inc.

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

(In thousands, except shares and per share data, unless otherwise noted)

The Company has a history of operating losses and negative cash flows from operations since inception. During the year ended December 31, 2023, net loss was $63,956, cash used in operations was $23,622 and the Company received net proceeds of $7,866 from sales of shares of its Class A common stock under the Equity Distribution Agreement. The Company held cash and cash equivalents of $29,144, excluding restricted cash of $497, and investment in marketable securities of $11,726 as of December 31, 2023. The Company currently believes that it will meet its minimum liquidity covenant, as well as all other financial covenants under the Blue Torch Financing Agreement (as amended, and as defined below in Note 6), at each applicable measurement point over the period of at least one year from the issuance of the December 31, 2023 consolidated financial statements, and that it will have sufficient working capital to operate for a period of at least one year from the issuance of the December 31, 2023 consolidated financial statements, in each case based on the Company's current cash and cash equivalents balance and expected future financial results.

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

Macroeconomic and Geopolitical

Over the past two years, the Company has been impacted by the macroeconomic environment, such as fluctuations in foreign currencies, increasing interest rates and the Russian invasion of Ukraine.

A stronger U.S. dollar relative to the Company's foreign subsidiaries' local functional currencies for the year ended December 31, 2023 as compared to the year ended December 31, 2022 negatively impacted the Company’s revenue, since approximately one-third of the Company’s sales are transacted in foreign currencies, though it positively impacted the Company’s expenses, since a majority of the Company’s employees reside in countries outside of the United States.

The macroeconomic environment has caused existing or potential customers to re-evaluate their decision to purchase the Company's offerings, at times resulting in additional customer discounts, extended payment terms, longer sales cycles, and a few contract cancellations.

Increasing interest rates in 2023 as compared to 2022 resulted in higher interest expenses, as the Company’s credit facility is based on a floating interest rate. The Russian invasion of Ukraine and the continued conflict created additional global sanctions, which at times caused scheduling shifts or launch cancellations by third-party satellite launch providers, which has delayed revenue recognition of certain sales contracts.

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

Based on an evaluation of the lifespans of its in-service satellites and on current capabilities to extend the useful life of in-service satellites via software updates, the Company changed the estimated useful life of its capitalized satellites and related launch costs from three to four years

Spire Global, Inc.

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

(In thousands, except shares and per share data, unless otherwise noted)

for depreciation purposes. The Company determined it was appropriate to make this change prospectively beginning June 2023. The change in estimated useful life did not have a material impact for the year ended December 31, 2023.

In November 2023, the Company updated the estimated useful lives for 43 capitalized satellites and related launch costs based on updated de-orbit dates. This change represents a change in accounting estimate and the impact of the change was an increase in loss from continuing operations before income taxes of approximately $2,467, or $0.13 per basic and diluted share for the months of November and December 2023.

Foreign Currency Translation

The Company’s foreign subsidiaries, which have defined their functional currency as their local currency, translate their assets and liabilities into U.S. Dollars at the exchange rate existing at the balance sheet date, and translate their results from operations at the average exchange rate for each period. The resulting translation adjustments are included as a component of accumulated other comprehensive loss on the consolidated balance sheets, accumulated other comprehensive loss in the consolidated statements of changes in stockholders' equity and as other comprehensive gain (loss) in the consolidated statements of comprehensive loss. Gains and losses from foreign currency transactions are included in other expense, net in the consolidated statements of operations.

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

The Company invests in highly rated securities, with the primary objective of minimizing the potential risk of principal loss. The Company’s investment policy generally requires securities to be investment grade and limits the amount of credit exposure to any one issuer. The Company’s investments in marketable debt securities have been classified and accounted for as available-for-sale. The Company classifies its marketable debt securities as either short-term or long-term based on each instrument’s underlying contractual maturity date. Unrealized gains and losses on marketable debt securities classified as available-for-sale are recognized in accumulated other comprehensive loss. Interest on securities classified as available-for-sale is included in interest income on the consolidated statements of operations.

The following table shows components of cash, cash equivalents, and restricted cash reported on the consolidated balance sheets and in the consolidated statements of cash flows as of and for the years then ended:

	December 31,
	2023	2022
Cash and cash equivalents	$29,144	$47,196
Restricted cash included in Other long-term assets	497	373
	$29,641	$47,569

Accounts Receivable

Accounts receivable are stated at the amounts management expects to collect from outstanding balances. An allowance for credit losses is recorded based on historical loss experience, consideration of current and future economic conditions, and evaluation of a customer’s current and future financial condition. Increases and decreases in the allowance for credit losses are included as a component of general and administrative expense in the consolidated statements of operations. Recoveries of accounts receivable for which an allowance exists, or those that were previously written off, are recorded when received. The Company recorded an expense for credit losses of $640 and $139 for the years ended December 31, 2023 and 2022, respectively.

The Company generally grants credit to its customers on an unsecured basis. The Company does not have any off-balance sheet credit exposure related to its customers.

Spire Global, Inc.

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

(In thousands, except shares and per share data, unless otherwise noted)

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

The Company has a concentration of contractual revenue arrangements with various government agencies. Entities under common control are reported as a single customer. As of December 31, 2023, the Company did not have any customers that accounted for more than 10% of the Company’s total accounts receivable. As of December 31, 2022, the Company had one customer (Customer A noted below) that accounted for 16% of the Company’s total accounts receivable.

The following customers represented 10% or more of the Company’s total revenue:

	Years Ended December 31,
	2023	2022
Customer A	*	11%
Customer B(1)	26%	19%

* Revenue from this customer was less than 10% of total revenue during the year.

(1) Consists of multiple U.S. government agencies, of which only one government agency represented greater than 10% of total revenue for the years ended December 31, 2023 and 2022.

The Company has a concentration in vendor purchases. The Company believes its reliance on its vendors could be shifted over a period of time to alternative vendors should such a change be necessary. If the Company were to be unable to obtain alternative vendors due to factors beyond its control, operations would be disrupted until alternative vendors were secured. The Company had one vendor for the year ended December 31, 2023, and did not have any vendors for the year ended December 31, 2022, from which purchases of equipment, components and services individually represented 10% or more of the Company’s total purchases.

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

Years
Furniture and fixtures	7
Machinery and equipment	5
In-service ground stations	3-10
Computer software and website development	3
Computer equipment	3
Capitalized satellite launch costs and in-service satellites	3-4

Spire Global, Inc.

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

(In thousands, except shares and per share data, unless otherwise noted)

The following table summarizes the Company's long-lived assets by geography:

	December 31,
	2023	2022
EMEA(1)	57%	39%
Americas (2)	43%	61%
Total	100%	100%
(1)
United Kingdom represented 28%, Germany represented 19% and Luxemburg represented 10% for the year ended December 31, 2023 and United Kingdom represented 30% for the year ended December 31, 2022.
(2)
U.S. represented 25% and 34% and Canada represented 18% and 27% for the years ended December 31, 2023 and 2022, respectively.

Equity Method Investments

The Company accounts for equity investments in which it has significant influence, but not a controlling financial interest, using the equity method of accounting. Under the equity method of accounting, investments are initially recorded at cost, less impairment, and subsequently adjusted to recognize the Company’s share of earnings or losses as a component of other expense, net in the consolidated statements of operations. The Company’s equity method investments are required to be reviewed for impairment when it is determined there may be an other-than-temporary loss in value. The Company did not record any impairment losses related to our equity method investments during the years ended December 31, 2023 and 2022.

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

Goodwill is measured as the excess of the consideration transferred over the fair value of assets acquired and liabilities assumed on the acquisition date. Acquisition-related expenses are recognized separately from the business combination and are expensed as incurred and included in the general and administrative expenses line item in the consolidated statements of operations. The authoritative guidance allows a measurement period of up to one year from the date of acquisition to make adjustments to the preliminary allocation of the purchase price. As a result, during the measurement period the Company may record adjustments to the fair values of assets acquired and liabilities assumed, with the corresponding offset to goodwill to the extent that it identifies adjustments to the preliminary purchase price allocation.

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the estimated fair value of net tangible and identifiable intangible assets acquired in business acquisitions. The Company first performs a qualitative assessment of goodwill annually in the fourth quarter, and more frequently if events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable. If it is determined in the qualitative assessment that the fair value of the Company's single reporting unit is more likely than not below its carrying amount, then the Company will perform a quantitative impairment test. The quantitative goodwill impairment test is performed by comparing the fair value of the reporting unit with its carrying amount. Any excess in the carrying value of the goodwill over its fair value is recognized as an impairment loss. For purposes of goodwill impairment testing, the Company has one reporting unit. The annual goodwill impairment assessment performed in the fourth quarter of 2023 indicated that the fair value significantly exceeded the carrying value of goodwill.

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

Intangible assets are tested for impairment whenever there are indicators of impairment. The Company did not recognize any impairment charges for intangible assets for the year ended December 31, 2023, but recorded an impairment charge relating to patents of $72 for the year ended December 31, 2022.

Spire Global, Inc.

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

(In thousands, except shares and per share data, unless otherwise noted)

Impairment of Long-Lived Assets

The Company assesses potential impairments to long-lived assets whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. An impairment is considered to exist if the total estimated future cash flows on an undiscounted basis are less than the carrying amount of the assets or asset groups. If impairment exists, the impairment loss is measured and recorded based on undiscounted estimated future cash flows. In estimating future cash flows, assets are grouped at the lowest levels for which there are identifiable cash flows that are largely independent of cash flows from other asset groups. The Company recognized impairment charges of $747 on decommissioned satellites and $277 on other long-lived assets for the year ended December 31, 2023, and $549 on decommissioned satellites and $143 on other long-lived assets for the year ended December 31, 2022.

Deferred Offering Costs

The Company capitalizes within other current assets on the consolidated balance sheets certain legal, accounting and other third-party fees that are directly related to the Company’s in-process equity financing until such financings are consummated. After consummation of the equity financing, these costs are recorded as a reduction of the proceeds received from the offering. Should a planned equity financing be abandoned, terminated or significantly delayed, the deferred offering costs are written off to operating expenses. There were no deferred offering costs capitalized as of December 31, 2023 and 2022.

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

On June 13, 2022, in connection with the Blue Torch Financing Agreement, the Company issued warrants to Blue Torch, which were exercisable for an aggregate of 437,024 shares of the Company’s Class A common stock with a per share exercise price of $16.08 (the “2022 Blue Torch Warrants”). Additionally, in connection with the closing of the financing, the Company issued a warrant to Urgent Capital LLC for introducing the Company to the Lenders, which is exercisable for an aggregate of 24,834 shares of the Company's Class A common stock with a per share exercise price of $16.08 (the “Urgent Warrants”). On September 27, 2023, the Company issued new warrants to certain Blue Torch affiliates that are exercisable for an additional 597,082 shares of the Company’s Class A common stock at a per share exercise price of $5.44 (the “2023 Blue Torch Warrants" and together with the 2022 Blue Torch Warrants and the Urgent Warrants, the “Credit Agreement Warrants”).

The Company assumed 1,437,499 publicly-traded warrants (“Public Warrants”) and 825,000 private placement warrants issued by NavSight (“Private Warrants” and, together with the Public Warrants, the “Common Stock Warrants”) upon the Merger, all of which were issued in connection with NavSight’s initial public offering and entitled holders to purchase one share of the Company's Class A common stock at an exercise price of $92.00 per share.

The Company evaluated the Credit Agreement Warrants and the Common Stock Warrants and concluded that they do not meet the criteria to be classified within stockholders’ equity. The agreement governing the Credit Agreement Warrants and the Common Stock Warrants includes a provision that could result in a different settlement value for the Common Stock Warrants depending on their holder. Because the holder of an instrument is not an input into the pricing of a fixed-for-fixed option on the Company’s Class A common stock, the Common Stock Warrants are not considered to be indexed to the Company’s own stock. As the Common Stock Warrants meet the definition of a derivative, the Company recorded these warrants as liabilities on the consolidated balance sheets at fair value based on the Black Scholes model. Subsequent changes in their respective fair values are recognized in the consolidated statements of operations at each reporting date. Changes in the fair value of the warrant liabilities will continue to be recognized until the warrants are exercised, expire, or qualify for equity classification.

Spire Global, Inc.

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

(In thousands, except shares and per share data, unless otherwise noted)

Contingent Earnout Liability

In connection with the Merger, eligible Spire equity holders are entitled to receive additional shares of the Company's Class A common stock upon the Company achieving certain earnout triggering events. In accordance with Accounting Standards Codification (“ASC”) 815-40, the earnout shares are not indexed to the Company's Class A common stock and therefore were accounted for as a liability and an offset to additional paid-in capital on the consolidated balance sheets at the reverse recapitalization date and subsequently remeasured at each reporting date with changes in fair value recorded as a component of other income (expense) in the consolidated statements of operations.

The contingent earnout liability is categorized as a Level 3 fair value measurement using the Monte Carlo model (Note 8) because the Company estimates projections during the earnout period utilizing unobservable inputs. Contingent earnout payments involve certain assumptions requiring significant judgment and actual results may differ from assumed and estimated amounts. The assumptions utilized in the calculation are based on the achievement of certain stock price milestones, including the current price of our Class A common stock, expected volatility, risk-free rate, expected term and expected dividend yield.

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

As a fourth solution, the Company is also pioneering an innovative “space-as-a-service” business model through its Space Services solution. The Company leverages its fully deployed infrastructure and large-scale operations to enable customers to obtain customized data through its application programming interface (“API”) infrastructure.

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

Spire Global, Inc.

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

(In thousands, except shares and per share data, unless otherwise noted)

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

Deferred contract costs are included in other current assets, for the current portion, and other long-term assets, for the non-current portion, on the Company’s consolidated balance sheets. Deferred contract costs at December 31, 2023 and 2022 were $926 and $890, respectively, of which $487 and $439, respectively, were classified as current. During the years ended December 31, 2023 and 2022, the Company recognized $490 and $809, respectively, as amortization of deferred contract costs in sales and marketing expense.

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

The Company expenses advertising costs as incurred. Advertising expense for the years ended December 31, 2023 and 2022 was $1,103 and $933, respectively, and is included in sales and marketing expenses in the consolidated statements of operations.

General and Administrative Costs

General and administrative expenses consist of employee-related expenses for personnel in the Company’s executive, finance and accounting, facilities, legal, human resources, and management information systems functions, as well as other administrative employees. In addition, general and administrative expenses include fees related to third-party legal counsel, fees related to accounting, tax and audit costs, office facilities costs, software subscription costs, and other corporate costs.

Employee Benefit Plan

The Company has a qualified retirement plan which covers all employees who meet certain eligibility requirements. Plan matching contributions, discretionary profit-sharing contributions, and qualified nonelective contributions may be made to the 401(k) salary deferral plan at the discretion of the Company’s Board of Directors. The Company did not make any matching contributions, discretionary profit-sharing contributions and/or qualified nonelective contributions during the years ended December 31, 2023 and 2022.

The Company has defined contribution pension plans at its foreign subsidiaries which cover all employees who meet certain eligibility requirements. The contributions made by the Company under these plans during the years ended December 31, 2023 and 2022 were $1,838 and $737, respectively.

Spire Global, Inc.

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

(In thousands, except shares and per share data, unless otherwise noted)

Stock-Based Compensation

The Company has an equity incentive plan under which the Company grants stock-based awards to employees and non-employees. The Company accounts for stock-based awards in accordance with ASC 718, Stock-Based Compensation, which requires the measurement and recognition of compensation expense, based on estimated fair values, for all stock-based awards made to employees and non-employees. For stock options, the fair value is calculated using the Black-Scholes option pricing model. The Black-Scholes option pricing model requires the input of assumptions, including the fair value of the underlying Class A common stock, the expected term of the option, the expected volatility of the price of the Company’s Class A common stock, risk-free interest rates, and the expected dividend yield of the Company’s Class A common stock. For restricted stock units ("RSU") with service-based vesting conditions, the fair value is calculated based upon the Company’s closing stock price on the date of grant using the intrinsic value method. Stock-based compensation expense is recognized on a straight-line basis over the requisite service period and forfeitures are accounted for as they occur.

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

Expected dividend yield. The Company does not use a dividend rate due to the fact that the Company has never declared or paid cash dividends on its Class A common stock and does not anticipate doing so in the foreseeable future.

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

The Company accounts for uncertainty in income taxes in accordance with ASC 740-10, Income Taxes, which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return, should be recorded in the consolidated financial statements. Under this guidance, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties, if any, as a component of income tax expense on the consolidated statements of operations.

Beginning in 2022, the Tax Cuts and Jobs Act (the "Tax Act") requires taxpayers to capitalize research and development expenses with amortization periods over five years for U.S. and fifteen years for foreign, which reduced the Company’s taxable loss, and created a new deferred tax asset for capitalized research and development costs, and corresponding adjustments to tax on foreign source income through global intangible low-taxed income ("GILTI"), all of which have been accounted for in determining the Company’s tax provision or benefit.

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

Related Parties

In conjunction with the Company's acquisition of exactEarth in November 2021, Myriota Pty Ltd ("Myriota"), an existing Spire customer, became a related party as a result of exactEarth's approximately 13% ownership of Myriota. As of December 31, 2023, the Company's investment in Myriota, in the amount of $2,216, was included in other long-term assets on the consolidated balance sheets. The Company accounts for this investment using the equity method of accounting. The Company's share of earnings or losses on the investment is recorded based on a one-month lag, due to the timing of receipt of financial statements from Myriota, as a component of other (expense) income, net in the consolidated statements of operations. The Company generated $678 and $2,278 in revenue from Myriota during the years ended December

Spire Global, Inc.

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

(In thousands, except shares and per share data, unless otherwise noted)

31, 2023 and 2022, respectively, and had no accounts receivable as of December 31, 2023 and $170 of accounts receivable as of December 31, 2022, from Myriota.

Comprehensive Loss

Comprehensive loss is comprised of net loss and other comprehensive loss consisting of foreign currency translation adjustments and net unrealized gain and loss on investments.

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

Accounting Pronouncements Recently Adopted

In October 2021, the FASB issued Accounting Standards Update (“ASU”) 2021-08, Business Combinations (Topic 805), Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, to improve the accounting for acquired revenue contracts with customers in a business combination by addressing diversity in practice and inconsistency related to recognition of an acquired contract liability and payment terms and their effect on subsequent revenue recognized by the acquirer. The guidance is effective for annual reporting periods beginning after December 15, 2022, including interim periods within that reporting period, and should be applied prospectively to business combinations occurring on or after the effective date of the amendments. The adoption of ASU 2021-08 as of January 1, 2023 did not impact the Company’s consolidated financial statements.

In September 2022, the FASB issued ASU 2022-04, Liabilities – Supplier Finance Programs (Subtopic 405-50), guidance on modifying the disclosure requirements to enhance the transparency of supplier finance programs including disclosure of the key terms of the program, the amount outstanding that remains unpaid by the buyer as of the end of the annual period, a description of where those obligations are presented in the balance sheets, and a roll forward of those obligations during the annual period. The amendments in this update are effective for financial statements issued for annual periods beginning after December 15, 2022. The adoption of ASU 2022-04 as of January 1, 2023 did not impact the Company’s consolidated financial statements.

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

Spire Global, Inc.

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

(In thousands, except shares and per share data, unless otherwise noted)

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

In November 2023, the FASB issued ASU 2023-7, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which is intended to improve reportable segment disclosure requirements, primarily though enhanced disclosures about significant expenses. The amendments will require public entities to disclose significant segment expenses that are regularly provided to the chief operating decision maker and included within segment profit and loss. The guidance is effective for annual reporting periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted, and will be applied retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating the ASU to determine its impact on the Company's disclosures.

In December 2023, the FASB issued ASU 2023-9, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which includes amendments that further enhance income tax disclosures, primarily through standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. The guidance is effective for annual reporting periods beginning after December 15, 2024, with early adoption permitted, and should be applied prospectively or retrospectively. The Company is currently evaluating the ASU to determine its impact on the Company's disclosures.

3.
Revenue, Contract Assets, Contract Liabilities and Remaining Performance Obligations

Disaggregation of Revenue

Revenue from subscription-based contracts was $67,175, representing 64% of total revenue for the year ended December 31, 2023. Revenue from subscription-based contracts was $57,082, representing 71% of total revenue for the year ended December 31, 2022. Revenue from non-subscription-based contracts was $38,528, representing 36% of total revenue for the year ended December 31, 2023. Revenue from non-subscription-based contracts was $23,186, representing 29% of total revenue for the year ended December 31, 2022.

The following revenue disaggregated by geography was recognized:

	Year Ended December 31, 2023		Year Ended December 31, 2022
Americas (1)	$58,976	56%	$36,734	46%
EMEA(2)	36,926	35%	31,962	40%
Asia Pacific	9,801	9%	11,572	14%
Total	$105,703	100%	$80,268	100%

(1)
U.S. represented 47 % and 35% for the years ended December 31, 2023 and 2022, respectively, and Canada represented 10% for the year ended December 31, 2022.
(2)
United Kingdom represented 13% for the year ended December 31, 2023.

Contract Assets

At December 31, 2023 and 2022, contract assets were $6,215 and $3,353, respectively, on the consolidated balance sheets. The increase in contract assets was primarily due to the increase in revenue.

Changes in contract assets were as follows:

	2023	2022
Balance as of December 31	$3,353	$2,084
Contract assets recorded during the year	6,180	3,353
Reclassified to accounts receivable	(3,353)	(1,694)
Other	35	(390)
Balance as of December 31	$6,215	$3,353

Spire Global, Inc.

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

(In thousands, except shares and per share data, unless otherwise noted)

Contract Liabilities

At December 31, 2023, contract liabilities were $23,428, of which $23,165 was reported in contract liabilities, current portion, and $263 was reported in other long-term liabilities on the Company’s consolidated balance sheets. At December 31, 2022, contract liabilities were $16,628 of which $15,856 was reported in contract liabilities, current portion, and $772 was reported in other long-term liabilities on the Company’s consolidated balance sheets. The increase in contract liabilities was primarily due to the increase in subscription-based contracts.

Changes in contract liabilities were as follows:

	2023	2022
Balance as of December 31	$16,628	$9,255
Contract liabilities recorded during the year	21,489	15,963
Revenue recognized during the period	(14,973)	(8,230)
Other	284	(360)
Balance as of December 31	$23,428	$16,628

Remaining Performance Obligations

The Company has performance obligations associated with commitments in customer contracts for future services that have not yet been recognized as revenue. These commitments for future services exclude (i) contracts with an original term of one year or less, and (ii) cancellable contracts. As of December 31, 2023, the amount not yet recognized as revenue from these commitments was $198,056. The Company expects to recognize as revenue 40% of these future commitments over the next 12 months, 20% over the next 13 to 24 months, 18% over the next 25 to 36 months, and the remaining 22% thereafter as the performance obligations are met.

4.
Other Balance Sheet Components

Other current assets consisted of the following:

	December 31,
	2023	2022
Technology and other prepaid contracts	$4,149	$4,695
Notes receivable	4,500	$—
Prepaid insurance	1,476	2,594
Deferred contract costs	487	439
Other receivables	1,237	1,123
Other	491	428
Other current assets	$12,340	$9,279

Property and equipment, net consisted of the following:

	December 31,
	2023	2022
Satellites in-service	$59,751	$49,889
Internally developed software	2,138	2,119
Ground stations in-service	4,444	3,369
Leasehold improvements	5,800	4,175
Machinery and equipment	4,787	3,585
Computer equipment	1,908	1,985
Computer software and website development	99	99
Furniture and fixtures	1,336	1,156
	80,263	66,377
Less: Accumulated depreciation and amortization	(36,326)	(32,974)
	43,937	33,403
Satellite, launch and ground station work in progress	22,208	15,364
Finished satellites not yet placed in-service	5,064	4,985
Property and equipment, net	$71,209	$53,752

Depreciation and amortization expense related to property and equipment for the years ended December 31, 2023 and 2022 was $14,711 and $11,771, respectively. For the years ended December 31, 2023 and 2022 there was a loss from decommissioned satellites $747 and $549, respectively.

Spire Global, Inc.

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

(In thousands, except shares and per share data, unless otherwise noted)

Other accrued expenses consisted of the following:

	December 31,
	2023	2022
Operating lease liabilities, current	$3,506	$2,333
Professional services	913	1,198
Third-party operating costs	1,088	1,541
Corporate and sales tax	245	542
Accrued interest	853	765
Software	754	580
Other	1,181	1,251
Other accrued expenses	$8,540	$8,210

5.
Goodwill and Intangible Assets

The following table summarizes changes in goodwill balance:

Balance at December 31, 2022	$49,954
Impact of foreign currency translation	1,201
Balance at December 31, 2023	$51,155

Intangible assets consisted of the following:

	December 31, 2023
	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$23,427	$(4,064)
Developed technology	13,313	(2,312)
Trade names	2,257	(940)
Backlog	3,117	(3,117)
Patents	419	(308)
FCC licenses	480	(249)
	$43,013	$(10,990)

	December 31, 2022
	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$22,877	$(2,062)
Developed technology	13,001	(1,174)
Trade names	2,204	(478)
Backlog	3,043	(3,036)
Patents	419	(276)
FCC licenses	480	(217)
	$42,024	$(7,243)

As of December 31, 2023, the weighted-average amortization period for customer relationships and developed technology was 9.9 years, trade names was 2.9 years, and patents and FCC licenses was 6.4 years. Amortization expense related to intangible assets for the years ended December 31, 2023 and 2022 was $3,518 and $6,570, respectively.

During the year ended December 31, 2023 the Company did not recognize any impairment charges and during the year ended December 31, 2022, the Company recognized impairment charges of $72 for intangible assets relating to patent costs which are included in other expense, net in the consolidated statements of operations. The patents asset balance as of each of December 31, 2023 and 2022 included $57 of capitalized patent costs that will begin amortization upon the issuance of an official patent right to the Company.

Spire Global, Inc.

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

(In thousands, except shares and per share data, unless otherwise noted)

As of December 31, 2023, the expected future amortization expense of intangible assets is as follows:

Years ending December 31,
2024	$3,572
2025	3,563
2026	3,517
2027	3,095
2028	3,094
Thereafter	15,125
31,966
Capitalized patent costs, unissued	57
$32,023

6.
Long-Term Debt

Long-term debt consisted of the following:

	December 31,
	2023	2022
Blue Torch term loan	$117,996	$100,511
Other	5,128	4,857
Total long-term debt	123,124	105,368
Less: Debt issuance costs	(9,011)	(6,893)
Non-current portion of long-term debt	$114,113	$98,475

The Company recorded $19,032 and $13,955 of interest expense, which included amortization of deferred issuance costs of $2,337 and $3,781 from long-term debt for the years ended December 31, 2023 and 2022, respectively.

As of December 31, 2023, the scheduled principal payments of long-term debt was as follows:

Years ending December 31,
2024	$—
2025	—
2026	118,281
2027	342
2028	342
Thereafter	4,159
Total debt payments	123,124

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

The $120,000 term loan was available and drawn at closing, of which $19,735 was placed in an escrow account by Blue Torch with such amount to be released upon the Company achieving certain metrics related to annualized recurring revenue and a total annualized recurring revenue leverage ratio. These metrics were achieved and the $19,735 was released from the escrow account and delivered to the Company in February 2023. The term loan accrues interest at a floating rate, to be based, at the Company's election, on either a reference rate or a 3-month Term Secured Overnight Financing Rate ("SOFR") (subject to a 1.0% floor), plus an interest rate margin of 7.0% for reference rate borrowings and 8.0% for 3-month Term SOFR borrowings, plus an incremental Term SOFR margin of 0.26161%. The Company elected the Term SOFR rate which was 13.6408% as of December 31, 2023. Principal on the term loan is only payable at maturity and interest on the term loan is due and payable quarterly for Term SOFR borrowings. The Company is also required to pay other customary fees and costs in connection with the Blue Torch Credit Facility, including a commitment fee in an amount equal to $2,400 on the closing date, a $250 annual agency fee and an exit

Spire Global, Inc.

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

(In thousands, except shares and per share data, unless otherwise noted)

fee of $1,800 upon termination of the Blue Torch Financing Agreement.

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

On September 27, 2023, the Company entered into the Waiver and Amendment No. 2 to Financing Agreement (the “Waiver and Amendment”) with Blue Torch and the Lenders, which amends the Blue Torch Financing Agreement to (a) waive an event of default under the Blue Torch Financing Agreement arising out of the total annualized recurring revenue leverage ratio being greater than the permitted ratio, (b) amend the financial covenants to provide covenant relief from the maximum debt to annualized recurring revenue leverage ratio and the maximum debt to EBITDA leverage ratio set forth in the Blue Torch Financing Agreement for future periods, and (c) provide for a second amendment exit fee. The second amendment exit fee is $1,800 (which is an amount equal to one and a half percent (1.50%) of the aggregate outstanding principal balance of the term loans on the effective date of the Waiver and Amendment), bears interest from the date of the Waiver and Amendment at the Adjusted Term SOFR for a 3-month interest period plus the applicable margin under the Financing Agreement, and is payable by the Company in cash upon the termination of the Blue Torch Financing Agreement, either as a result of acceleration of the loans or at the final maturity date. The Waiver and Amendment required a repayment by the Company of $2,500 of the outstanding principal balance of the term loans and a prepayment premium of $50, which were paid on October 2, 2023. The Waiver and Amendment also requires additional reporting if the Company’s liquidity level is less than $35,000 at any time during a month and revises the minimum liquidity covenant to require liquidity of at least $30,000 at all times, commencing on September 30, 2023, which in both cases represent a $5,000 incremental change from the original requirements. The Company was in compliance with all applicable financial covenants as of December 31, 2023.

On June 13, 2022, in connection with the Blue Torch Financing Agreement, the Company issued warrants to Blue Torch, which were exercisable for an aggregate of 437,024 shares of the Company’s Class A common stock with a per share exercise price of $16.08 (the “2022 Blue Torch Warrants”). In addition, in connection with the closing of the financing, the Company paid Urgent Capital LLC, a Delaware limited liability company, a fee for introducing the Company to the Lenders, for the purpose of loan financing, in the amount equal to $600 in cash and a warrant to purchase 24,834 fully paid and non-assessable shares of the Company's Class A common stock with a per share exercise price of $16.88 (the “Urgent Warrants”).

On September 27, 2023, in connection with the Waiver and Amendment, the Company and certain affiliates of Blue Torch amended and restated the 2022 Blue Torch Warrants to reduce the per share exercise price from $16.08 to $5.44. The Company also concurrently issued new warrants to certain Blue Torch affiliates that are exercisable for an additional 597,082 shares of the Company’s Class A common stock at a per share exercise price of $5.44 (the “2023 Blue Torch Warrants" and together with the 2022 Blue Torch Warrants and the Urgent Warrants, the “Credit Agreement Warrants”).

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

As the Credit Agreement Warrants meet the definition of a derivative, the Company recorded these warrants as liabilities on the consolidated balance sheets at fair value (Note 8) based on the Black-Scholes model as of June 13, 2022 and September 27, 2023 with inputs that include the Company’s Class A common stock price in an actively traded market, making this fair value classified as a Level 2 financial instrument. The other significant assumptions used in the model are the exercise price, expected term, volatility, interest rate, and dividend yield. Subsequent changes in their respective fair values are recognized in the consolidated statements of operations at each reporting date. Changes in the fair value of the warrant liabilities will continue to be recognized until the warrants are exercised, expire, or qualify for equity classification.

The Company incurred $4,591 of debt issuance costs, inclusive of fees paid to the Lenders, and issued Credit Agreement Warrants with an estimated fair value of $6,157 at the date of issuance, the total of which has been presented as a deduction from the carrying amounts of the Blue Torch Credit Facility on the consolidated balance sheets and is being amortized to interest expense over the term of the Blue Torch Credit Facility.

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

Spire Global, Inc.

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

(In thousands, except shares and per share data, unless otherwise noted)

Government Loan

In November 2021, the Company completed the Acquisition and assumed an interest free loan agreement with the Strategic Innovation Fund ("SIF") which was recorded at an amount equal to the proceeds received. Under this agreement and subsequent amendment, the Company was eligible to receive funding for certain expenditures incurred from February 13, 2018 to May 12, 2023, up to a maximum of $5,701. As of December 31, 2023 and 2022, $5,128 and $4,857, respectively, was included in long-term debt, non-current on the consolidated balance sheets related to the SIF loan agreement. Any amount outstanding under this loan is repayable in 15 annual payments beginning February 28, 2026 and has a stated interest rate of zero.

7.
Leases

Lease expenses for the years ended December 31, 2023 and 2022 were $4,172 and $3,409, respectively. Aggregate variable lease expenses and short-term lease expenses were $613 and $548, for the years ended December 31, 2023 and 2022, respectively.

The following table provides the required information regarding the Company's leases for which the Company is the lessee:

	December 31,
	2023	2022
Assets
ROU assets	$14,921	$11,687
Total ROU assets	$14,921	$11,687
Liabilities
Current	$3,506	$2,333
Non-current	13,079	10,815
Total lease liabilities	$16,585	$13,148
Weighted-average remaining lease term (years)	5.4	5.7
Weighted-average discount rate	8%	9%

Approximately 80% of the Company's right-of-use (“ROU”) assets and lease liabilities relate to office facilities leases, with the remaining amounts representing primarily ground station leases.

As of December 31, 2023, the maturity of operating leases are as follows:

Years ending December 31,
2024	$4,745
2025	4,058
2026	3,639
2027	2,774
2028	1,868
Thereafter	3,586
Total lease payments	20,670
Less: Interest on lease payments	(4,085)
Present value of lease liabilities	$16,585

Operating cash flows paid included in the measurement of operating lease liabilities for the years ended December 31, 2023 and 2022 were $2,782 and $1,632, respectively, and were included in net cash used in operating activities in the consolidated statements of cash flows. Amortization of ROU assets was $2,928 and $2,344 for the years ended December 31, 2023 and 2022, respectively.

Spire Global, Inc.

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

(In thousands, except shares and per share data, unless otherwise noted)

8.
Fair Value Measurement

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables present the Company’s fair value hierarchy for its financial instruments that are measured at fair value on a recurring basis:

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents:
Money market funds	$10,114	$—	$—	$10,114
	$10,114	$—	$—	$10,114
Marketable securities:
U.S. treasury bills and bonds	$8,840	$—	$—	$8,840
Commercial paper	—	1,395	—	1,395
U.S. government and agency securities	—	1,491	—	1,491
	$8,840	$2,886	$—	$11,726

Long-term liabilities:
Credit Agreement Warrants	$—	$5,988	$—	$5,988
Contingent earnout liability	—	—	220	220
	$—	$5,988	$220	$6,208

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents:
Money market funds	$5,180	$—	$—	$5,180
Commercial paper	—	2,097	—	2,097
	$5,180	$2,097	$—	$7,277
Marketable securities:
U.S. treasury bills and bonds	$1,494	$—	$—	$1,494
Corporate securities	—	7,745	—	7,745
Commercial paper	—	2,576	—	2,576
U.S. government and agency securities	—	11,269	—	11,269
	$1,494	$21,590	$—	$23,084
Liabilities:
Current liabilities:
Public Warrants	$267	$—	$—	$267

Long-term liabilities:
Credit Agreement Warrants	$—	$1,831	$—	$1,831
Contingent earnout liability	—	—	349	349
	$—	$1,831	$349	$2,180

Spire Global, Inc.

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

(In thousands, except shares and per share data, unless otherwise noted)

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

The table below quantifies the significant inputs used for the Credit Agreement Warrants:

	December 31,
	2023	2022
Fair value of the Company’s Class A common stock	$7.82	$7.68
Exercise price	$5.44 - 16.08	$16.08
Risk-free interest rate	3.88%	3.88%
Expected volatility factor	55.0%	55.0%
Expected dividend yield	—%	—%
Remaining contractual term (in years)	8.5 - 9.7	9.1

Spire Global, Inc.

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

(In thousands, except shares and per share data, unless otherwise noted)

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

The table below quantifies the significant inputs used for the contingent earnout liability:

	December 31,
	2023	2022
Fair value of the Company’s Class A common stock	$7.82	$7.68
Risk-free interest rate	4.09%	4.16%
Expected volatility factor	55.0%	55.0%
Earnout expiration date	August 16, 2026	August 16, 2026

The following table presents a summary of the changes in the fair value of the Company’s Level 3 financial instruments that are measured at fair value on a recurring basis:

Contingent Earnout Liability
Fair value as of December 31, 2022	349
Change in fair value of contingent earnout liability	(129)
Fair value as of December 31, 2023	$220

Spire Global, Inc.

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

(In thousands, except shares and per share data, unless otherwise noted)

Cash and Cash Equivalents and Marketable Securities

The following table summarizes the Company's cash, cash equivalents and available-for-sale securities by significant marketable securities category:

	December 31, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$19,030	$—	$—	$19,030
Cash equivalents:
Money market funds	10,114	—	—	10,114
	$29,144	$—	$—	$29,144
Marketable Securities:
U.S. treasury bills and bonds	$8,838	$2	$—	$8,840
Commercial paper	1,395	—	—	1,395
U.S. government and agency securities	1,492	—	(1)	1,491
	$11,725	$2	$(1)	$11,726

	December 31, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$39,919	$—	$—	$39,919
Cash equivalents:
Money market funds	5,180	—	—	5,180
Commercial paper	2,098	—	(1)	2,097
	$47,197	$—	$(1)	$47,196
Marketable Securities:
U.S. treasury bills and bonds	$1,495	$—	$(1)	$1,494
Corporate securities	7,771	—	(26)	7,745
Commercial paper	2,578	—	(2)	2,576
U.S. government and agency securities	11,272	—	(3)	11,269
	$23,116	$—	$(32)	$23,084

The following table represents amortized cost and estimated fair value of marketable securities, by contractual maturity:

	December 31, 2023
	Amortized Cost	Fair Value
Due in one year or less	$11,725	$11,726

In accordance with the Company's investment policy, investments are placed in investment grade securities with high credit quality issuers, and generally limit the amount of credit exposure to any one issuer. The Company evaluates securities for impairment at the end of each reporting period. The Company did not record any impairment charges related to its available-for-sale securities during the years ended December 31, 2023 and 2022.

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

Spire Global, Inc.

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

(In thousands, except shares and per share data, unless otherwise noted)

L3Harris Agreement dated January 21, 2020 (the "A&R L3Harris Agreement"), the Company incurs a fixed fee of $358 per month. The A&R L3Harris Agreement expires on August 7, 2031.

Under the A&R L3Harris Agreement, the Company will pay a 30% share of S-AIS data revenues for the portion of exactEarth annual S-AIS data revenue which is in excess of $16,000. No revenue share was owed to L3Harris under the A&R L3Harris Agreement, with respect to AIS Analytics sales, during the years ended December 31, 2023 and 2022. For the years ended December 31, 2023 and 2022, $5,059 and $5,045 was recognized in cost of revenue in the consolidated statements of operations for the exclusive access rights to data generated from satellites.

The following table summarizes the operational fees commitment under the A&R L3Harris Agreement, which includes the fixed payments to L3Harris:

Years ending December 31,
2024	$4,300
2025	4,300
2026	4,300
2027	4,300
2028	4,300
Thereafter	11,189
$32,689

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

10.
Stock-Based Compensation

In connection with the Closing, the Company adopted the 2021 Equity Incentive Plan (the “2021 Plan”) and the 2021 Employee Stock Purchase Plan (“2021 ESPP”). The number of shares available for issuance under the 2021 Plan is increased on the first day of each fiscal year, beginning on January 1, 2022, in an amount equal to the lesser of (i) 2,994,000 shares of Class A common stock, (ii) a number of shares of Class A common stock equal to 5% of the total number of shares of all of Class A common stock outstanding as of the last day of the immediately preceding fiscal year, or (iii) such number of shares of Class A common stock as the Company’s board of directors or its designated committee may determine no later than the last day of the immediately preceding fiscal year.

The 2021 Plan permits the grant of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock, restricted stock units, and performance awards to employees, directors, or consultants under the 2021 Plan. Under the 2021 ESPP, the Company can grant stock options to employees to purchase shares of Class A common stock at a purchase price which equals 85% of the lower of (i) the fair market value of Class A common stock on the first trading day of the offering period or (ii) the fair market value of Class A common stock on the exercise date. As of December 31, 2023, 717,543 and 532,686 shares were available for grant under the 2021 Plan and 2021 ESPP, respectively.

The following table summarizes stock option activity under the Company's equity compensation plans:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term
			(in years)
Options outstanding as of December 31, 2022	2,389,622	$18.52	6.1
Granted	61,446	$5.37
Exercised	(500)	$7.04
Forfeited, canceled, or expired	(252,016)	$27.62
Options outstanding as of December 31, 2023	2,198,552	$17.11	5.0
Vested and expected to vest at December 31, 2023	2,198,552	$17.11	5.0
Exercisable at December 31, 2023	1,901,002	$16.91	4.6

The aggregate intrinsic value of options exercised during 2023 and 2022, was $1 and $483, respectively. The aggregate fair value of options vested during 2023 and 2022 was $3,729 and $6,072, respectively. The Company received $3 and $806 in cash proceeds from options exercised during the years ended December 31, 2023 and 2022, respectively. The weighted-average grant date fair value of options granted for the years ending December 31, 2023 and 2022 was $2.77 and $0.95, respectively. The aggregate intrinsic value of options outstanding as of

Spire Global, Inc.

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

(In thousands, except shares and per share data, unless otherwise noted)

December 31, 2023 and 2022 was $387 and $200, respectively. The aggregate intrinsic value of options exercisable as of December 31, 2023 and 2022 was $236 and $200, respectively.

The following table summarizes stock RSU activity under the 2021 Plan:

	Number of RSUs	Weighted Average Grant Date Fair Value per Share
Outstanding as of December 31, 2022	1,547,256	$19.60
RSUs granted	1,447,101	$5.60
RSUs vested	(781,557)	$17.97
RSUs forfeited	(365,217)	$15.70
Outstanding as of December 31, 2023	1,847,583	$10.17

For RSUs with service-based vesting conditions, the fair value is calculated based upon the Company’s closing stock price on the date of grant, and the stock-based compensation expense is recognized over the four-year vesting period.

As of December 31, 2023, there was $19,407 of total unrecognized compensation expense related to options and RSUs expected to be recognized over a weighted average-period of 2.17 years.

The following table summarizes the components of total stock-based compensation expense based on roles and responsibilities of the employees within the consolidated statements of operations:

	Years Ended December 31,
	2023	2022
Cost of revenue	$197	$232
Research and development	3,474	3,154
Sales and marketing	2,707	2,822
General and administrative	6,600	5,283
	$12,978	$11,491

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

The fair value of stock options was estimated using the following assumptions at the date of the grant:

	Year Ended December 31,
	2023	2022
Risk-free interest rate	4.1%	2.9%
Expected volatility factor	51.8%	58.3%
Expected option life	5.5 years	5.5 years
Expected dividend yield	—	—

Spire Global, Inc.

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

(In thousands, except shares and per share data, unless otherwise noted)

11.
Stockholders’ Equity

In August 2021, the Company’s Board of Directors approved the amended and restated certificate of incorporation which states the Company’s authority to issue 1,000,000,000 shares of Class A and 15,000,000 shares of Class B common stock with a par value of $0.0001 per share. The total number of shares of preferred stock authorized to be issued is 100,000,000 shares, par value $0.0001 per share, and none was outstanding as of December 31, 2023 and 2022.

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

Prior to the Closing of the Merger, voting, dividend and liquidation rights of the holders of the common stock were subject to and qualified by the rights, powers, and preferences of the holders of the preferred stock. The holders of the common stock were entitled to one vote for each share of common stock held at all meetings of shareholders. Dividends were issued to common stockholders only after holders of the preferred stock received funds legally available in the amount equal to 8% of the original issuance price per annum on each outstanding share of preferred stock. In the event of liquidation, dissolution, distribution of assets or winding-up of the Company, the holders of common stock would receive payment on a pro rata basis on the number of shares held by each such holder, after the rights of the holders of the preferred stock have been satisfied.

12.
Income Taxes

Loss before income taxes consisted of the following:

	Year Ended December 31,
	2023	2022
Domestic loss	$(53,898)	$(69,072)
Foreign loss	(9,986)	(20,017)
Loss before income taxes	$(63,884)	$(89,089)

The income tax provision consists of the following:

	Year Ended December 31,
	2023	2022
Current income tax provisions:
Federal	$—	$—
State	—	—
Foreign	(176)	386
Current income tax provision	(176)	386
Deferred income tax expense:
Federal	—	—
State	—	—
Foreign	248	(64)
Deferred income tax expense	248	(64)
Total income tax provision	$72	$322

Spire Global, Inc.

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

(In thousands, except shares and per share data, unless otherwise noted)

The following table presents a reconciliation of the federal statutory rate of 21% to effective tax rate:

	Year Ended December 31,
	2023	2022
U.S. federal tax benefit at statutory rate	21.0%	21.0%
State income taxes, net of federal benefit	2.5%	4.2%
Foreign rate differential	0.7%	1.3%
Contingent earnout	—	2.3%
Stock-based compensation	(1.6)%	(0.8)%
UK R&D expenditure	1.2%	—
GILTI inclusion	(2.6)%	—
Deferred tax adjustments	(5.7)%	—
Non-deductible expenses and other	(0.6)%	3.0%
Change in valuation allowance, net	(15.0)%	(31.3)%
Effective tax rate	(0.1)%	(0.3)%

For 2023 and 2022, our effective tax rate differs from the amount computed by applying the statutory federal and state income tax rates to net loss before income tax, primarily as the result of state income taxes, R&D credits, foreign income taxes and changes in our valuation allowance.

The significant components of deferred tax assets (liabilities) are as follows:

	Year Ended December 31,
	2023	2022
Deferred tax assets
Net operating loss carryforward	$98,300	$97,737
Research and development credit carryforward	4,560	6,402
Interest expense limitation carryforward	5,141	—
Stock-based compensation	1,709	1,836
Property and equipment	6,030	3,533
Operating lease liabilities	1,891	1,965
Sec 174 Capitalized R&D	8,416	3,424
Intangibles	233	56
Other accruals	4,848	3,422
Gross deferred tax assets	131,128	118,375
Less: Valuation allowance	(113,503)	(102,480)
Net deferred tax assets	17,625	15,895
Deferred tax liabilities
Intangibles	(13,165)	(13,945)
Operating lease right-of-use assets	(1,785)	(1,950)
Foreign property and equipment and intangibles	(708)	(771)
Other accruals	(3,036)	—
Gross deferred tax liabilities	(18,694)	(16,666)
Net deferred tax liabilities	$(1,069)	$(771)

As of December 31, 2023, the Company had accumulated undistributed earnings generated by its foreign subsidiaries of $17,627. The Company continues to assert that all its foreign earnings are to be permanent income reinvested and expects future U.S. cash generation to be sufficient to meet future U.S. cash needs. As such, the Company has not recognized a deferred tax liability related to unremitted foreign earnings.

Realization of the deferred tax assets is dependent upon the generation of future taxable income, if any, the amount and timing of which is uncertain. The Company could not conclude that it was more likely than not that tax benefits from operating losses would be realized and, accordingly, has provided a full valuation allowance against its Spire Global United States, Australia, Germany, Singapore, Luxemburg, exactEarth Canada and UK deferred tax assets. There is no valuation allowance on Spire Global UK. The valuation allowance as of December 31, 2022 was $102,480, which increased to $113,503 as of December 31, 2023. The increase in the valuation allowance of $11,023 is mostly related to current year losses.

Spire Global, Inc.

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

(In thousands, except shares and per share data, unless otherwise noted)

At December 31, 2023, the Company had $248,665 of federal net operating losses available to reduce future taxable income, which will begin to expire in 2032. Approximately $166,140 of federal net operating loss included above can be carried forward indefinitely. The Company also had federal research and development tax credit carryforwards of $3,922, which will begin to expire in 2032, and federal interest limitation carryforwards of $20,486 which can be carried forward indefinitely.

At December 31, 2023, the Company had $81,656 of post-apportioned state net operating losses, which can be carried forward for periods that vary from five years to indefinitely. The Company also had state interest limitation carryforwards of $10,337, which can be carried forward indefinitely.

The federal and state net operating loss carryforwards and certain tax credits may be subject to significant limitations under Section 382 and Section 383, respectively, of the Internal Revenue Code of 1986, as amended, and similar provisions under state law. Under those sections of the Internal Revenue Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes, such as research and development tax credits, to offset its post-change income or tax liability may be limited. In general, an “ownership change” will occur if there is a cumulative change in ownership by “5-percent shareholders” that exceeds 50 percentage points over a rolling three-year period. The Company has not yet undertaken an analysis of whether the Merger constitutes an “ownership change” for purposes of Internal Revenue Code Section 382 and Section 383. The Company may experience ownership changes in the future as a result of subsequent shifts in its stock ownership.

As of December 31, 2023, the Company had $160,689 of foreign net operating losses available to reduce future taxable income, which will begin to expire in 2030 and can vary from seven years to indefinitely based on each applicable foreign jurisdiction. The Company also had research and development tax credit carryforwards in Canada of $639, which will begin to expire in 2029.

Unrecognized Tax Benefits

The Company does not have any significant uncertain tax positions.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties, if any, as a component of income tax expense on the consolidated statements of operations.

The Company is subject to taxation in the United States, Canada, Germany, Luxembourg, Singapore and the United Kingdom. The Company has not been audited by the Internal Revenue Service or any state or foreign tax authority. The Company is subject to audit by the Internal Revenue Service for income tax returns filed since inception due to net operating loss carryforwards. The Company is subject to audit in Singapore and the United Kingdom from tax years 2018 and 2019, respectively, and in Luxembourg from tax year 2020 and in Australia from tax year 2018.

13.
Net Loss per Share

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders:

	Years Ended December 31,
	2023	2022
Numerator:
Net loss	$(63,956)	$(89,411)
Denominator:
Weighted-average shares used in computing basic and diluted net loss per share	19,580,006	17,484,927
Basic and diluted net loss per share	$(3.27)	$(5.11)

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

The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share for the years ended December 31, 2023 and 2022 because including them would have had an anti-dilutive effect:

	Fiscal Year Ended December 31,
	2023	2022
Stock options and 2021 ESPP to purchase Class A common stock	2,212,165	2,408,998
Public and Private Warrants	—	192,936
RSUs	1,847,583	1,547,530
Credit Agreement Warrants	1,058,940	461,858
	5,118,688	4,611,322

14. Subsequent Events

On February 4, 2024, the Company and Signal Ocean Ltd (“Signal Ocean”) entered into a securities purchase agreement for the issuance and sale of 833,333 shares of the Company’s Class A common stock to Signal Ocean at a price of $12.00 per share (the “Private Placement”). The Private Placement closed on February 8, 2024, resulting in gross proceeds to the Company of $10,000.

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

We performed an evaluation under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule(s) 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2023. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2023 because of the material weaknesses in internal control over financial reporting described below.

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

Remediation Efforts on Material Weaknesses in Internal Control over Financial Reporting

In response to the material weaknesses identified, we have implemented several changes to our internal control over financial reporting and will continue performing remedial actions in 2024, as described below.

The remediation and ultimate resolution of each of the material weaknesses will be reviewed with the Audit Committee of the Company’s Board of Directors.

We have made progress to address the material weaknesses related to the control environment, as described below:

Key Professionals

In fiscal 2022 and 2023 and continuing to date, we identified and hired a number of professionals with appropriate levels of internal controls and accounting knowledge to improve the overall domestic and international financial accounting and reporting departments. The positions hired include chief accounting officer, director of accounting and Americas controller, director of technical accounting, accounting manager, senior and staff accountants, senior financial systems manager, and system administrator. In addition, we engaged with external consultants and experts to provide technical accounting and financial systems services. The Company continues to monitor personnel requirements and expertise needed to have an effective control environment, including providing necessary ongoing training to its finance and accounting personnel.

Risk Assessment

We engaged a third-party consulting firm to assist in designing and implementing a risk assessment process to identify and evaluate changes in the Company’s business and the impact on its internal controls. During fiscal 2023, we conducted a financial risk assessment to identify key business processes and establish internal materiality thresholds. We performed walkthroughs of all key processes, identified key controls, and developed narratives describing risk points, processes, and corresponding controls. A Risk and Control Matrix (RCM) was created to serve as the basis for a testing program in progress.

We engaged a third-party consulting firm to complete an initial Enterprise Risk Assessment. With the assistance of the consulting firm, we identified key risks for technology-based organizations and interviewed management team members and the Chair of the Audit Committee to discuss key risk areas. We reviewed responses received, compiled a list of identified risks, and developed heat maps to depict the likelihood, impact, and preparedness of the Company to respond to the identified risks. Action and testing plans are being developed to address the risks and testing is in process, after which results will be monitored and reviewed with management.

Segregation of Duties

During fiscal year 2022, we completed our initial assessment on segregation of duties with assistance from a third-party consulting firm and began our analysis across all processes and locations, including establishing appropriate authorities and responsibilities. During 2022, we designed and implemented controls over the segregation of duties related to journal entries and account reconciliations, including the implementation of automated controls, which replaced previously manual detective controls, designed to prevent the ability for the same person to create and post journal entries in our general ledger system. With the hiring of additional personnel including a senior financial system manager in late 2022, and an accounts receivable specialist and a senior accountant in 2023, we were able to implement additional automated controls and to further segregate the preparation and review of account reconciliations during fiscal year 2023. We are in the process of testing the controls designed over segregation of duties.

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

IT General Controls

Management designed and maintained testing and approval controls for program development to ensure that the software is aligned with business and IT requirements. This includes final approval and testing of the software prior to migration to production. Over the course of 2022 and continuing through 2023, the Company designed and implemented certain IT general controls, including controls over user access rights and privileges and change management.

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

Item 9B. Other Information

During the three months ended December 31, 2023, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement (as defined in the SEC’s rules).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item, including information about our Directors, Executive Officers and Audit Committee and Code of Business Conduct and Ethics, is incorporated by reference to the definitive Proxy Statement for our 2024 Annual Meeting of Stockholders, which will be filed with the SEC, no later than 120 days after December 31, 2023.

Item 11. Executive Compensation

The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2024 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2023.

Item 12. Security Ownership of Certain Beneficial Owners and Management, and Related Stockholder Matters

The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2024 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2023.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2024 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2023.

Item 14. Principal Accounting Fees and Services

The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2024 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2023.

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

		S-4/A	333-256112	Annex A	July 16, 2021
2.2	Arrangement Agreement and Plan of Arrangement, dated as of September 13, 2021, by and among the registrant, exactEarth Ltd. And Spire Global Canada Acquisition Corp., as amended October 15, 2021	10-Q	001-39493	2.1	November 10, 2021
3.1	Certificate of Incorporation of Spire Global, Inc.	S-1	333-259733	3.1	September 23, 2021
3.2	Certificate of Amendment to Certificate of Incorporation of Spire Global, Inc., dated August 30, 2023	8-K	001-39493	3.1	August 30, 2023
3.3	Bylaws of Spire Global, Inc.	S-1	333-259733	3.2	September 23, 2021
4.1	Specimen Class A Common Stock Share Certificate	8-K	001-39493	4.1	August 20, 2021
4.2	Form of Blue Torch Warrant to Purchase Common Stock of Spire Global, Inc., dated as of June 13, 2022.	8-K	001-39493	4.1	June 14, 2022
4.3	Form of GPO Warrant to Purchase Common Stock of Spire Global, Inc., dated as of June 13, 2022.	8-K	001-39493	4.2	June 14, 2022
4.4	Form of Amended and Restated Blue Torch Warrant to Purchase Common Stock of Spire Global, Inc., dated as of September 27, 2023	8-K	001-39493	4.1	October 2, 2023
4.5	Form of Blue Torch Warrant to Purchase Common Stock of Spire Global, Inc., dated as of September 27, 2023	8-K	001-39493	4.2	October 2, 2023
4.6	Description of Securities.
10.1	Financing Agreement dated as of June 13, 2022, among Spire Global, Inc., Spire Global Subsidiary, Inc., Austin Satellite Design, LLC, Blue Torch Finance LLC and the lenders party thereto.	8-K	001-39493	10.1	June 14, 2022
10.2	Security Agreement dated as of June 13, 2022, among Spire Global, Inc., Spire Global Subsidiary, Inc., Austin Satellite Design, LLC and Blue Torch Finance LLC.	8-K	001-39493	10.2	June 14, 2022
10.3	Amendment No. 1 to Financing Agreement, dated as of March 21, 2023, among Spire Global, Inc., Spire Global Subsidiary, Inc., Austin Satellite Design, LLC, Blue Torch Finance LLC and the lenders party thereto.	8-K	001-39493	10.1	October 2, 2023
10.4	Waiver and Amendment No. 2 to Financing Agreement, dated as of September 27, 2023, among Spire Global, Inc., Spire Global Subsidiary, Inc., Austin Satellite Design, LLC, Blue Torch Finance LLC and the lenders party thereto	8-K	001-39493	10.2	October 2, 2023
10.5	Equity Distribution Agreement, dated September 14, 2022, by and between Spire Global, Inc. and Canaccord Genuity LLC.	8-K	001-39493	10.1	September 14, 2022
10.6	Amendment to the Warrant Agreement, dated December 19, 2022, by and between Company and American Stock Transfer & Trust Company.	8-K	001-39493	10.1	December 19, 2022
10.7

Investor Rights Agreement, dated as of February 28, 2021, by and among the registrant, Six4 Holdings, LLC, Gilman Louie, Henry Crumpton, Jack Pearlstein, Robert Coleman, William Crowell, Peter Platzer, Theresa Condor, William Porteous and Stephen Messer.

		S-4/A	333-256112	Annex I	July 16, 2021
10.8+	Spire Global, Inc. 2021 Equity Incentive Plan, conformed to reflect the First Amendment effective August 2, 2023 and the reverse stock split effective August 31, 2023	8-K	001-39493	10.1	September 7, 2023
10.9+	Spire Global, Inc. 2021 Employee Stock Purchase Plan, conformed to reflect the reverse stock split effective August 31, 2023	8-K	001-39493	10.2	September 7, 2023
10.10+	Offer Letter between Leonardo Basola and Spire Global Subsidiary, Inc., effective as of August 10, 2023	8-K	001-39493	10.1	August 16, 2023
10.11+	Executive Employment Agreement, dated as of November 27, 2023, between Spire Global, Inc. and Leo Basola	8-K	001-39493	10.3	December 1, 2023-
10.12+	Consulting Agreement between Thomas Krywe and Spire Global, Inc., dated as of August 15, 2023	8-K	001-39493	10.2	August 16, 2023
10.13+	Spire Global, Inc. Outside Director Compensation Policy, as amended, effective June 13, 2023.	10-Q	001-39493	10.2	August 9, 2023
10.14+	Spire Global, Inc. Executive Officer Short-Term Incentive Plan.	10-Q	001-39493	10.1	August 9, 2023
10.15+	Loan and Security Agreement by and among Spire, certain lenders party thereto, FP Credit Partners, L. P., as agent for the lenders, and certain of Spire’s subsidiaries as guarantors, dated as of April 15, 2021, with Amendment No. 1 dated as of May 17, 2021 and Amendment No. 2 dated as of August 5, 2021.	S-1	333-259733	10.17	September 23, 2021
10.16+	Long Term Employment Contract, dated as of January 1, 2022, by and between Spire Global Luxembourg Sàrl and Peter Platzer.	10-K	001-39493	10.6	March 30.2022
10.17+	Expatriation Letter, dated as of December 12, 2017, by and between Spire Global, Inc. and Peter Platzer.	S-4/A	333-256112	10.10	July 16, 2021

10.18+	Tax Equalization Policy, dated as of December 12, 2017, by and between Spire Global, Inc. and Peter Platzer.	S-4/A	333-256112	10.11	July 16, 2021
10.19+	Managing Director Service Agreement, dated as of November 27, 2023, between Spire Global Germany GmbH and Peter Platzer	8-K	001-39493	10.1	December 1, 2023
10.20+	Form of Offer Letter by and between Spire Global, Inc. and each of Tom Krywe and Boyd Johnson.	S-4/A	333-256112	10.12	July 16, 2021
10.21+	Executive Employment Agreement, dated as of November 27, 2023, between Spire Global, Inc. and Boyd Johnson
10.22+	Long Term Employment Contract, dated as of January 1, 2018, by and between Spire Global Luxembourg Sàrl and Theresa Condor.	S-4/A	333-256112	10.15	July 16, 2021
10.23+	Employment Contract, dated as of November 27, 2023, between Spire Global Germany GmbH and Theresa Condor	8-K	001-39493	10.2	December 1, 2023
10.24+	Form of Spire Global, Inc. 2022 Commission Plan.	10-K	001-39493	10.16	March 15, 2023
10.25+	Form of Spire Global, Inc. 2022 Salary Adjustment and Annual Performance Bonus.	10-K	001-39493	10.17	March 15, 2023
10.26+	Form of Change in Control and Severance Agreement of Spire Global, Inc.	S-4/A	333-256112	10.18	July 16, 2021
10.27	Contribution Agreement by and between Her Majesty the Queen in Right of Canada and exactEarth Ltd. dated as of October 18, 2018, with Amendment No. 1 dated as of November 22, 2021.	10-K	001-39493	10.15	March 30, 2022
21.1	Subsidiaries of Registrant.
23.1	Consent of PricewaterhouseCoopers LLP.
24.1	Power of Attorney (included on signature page).
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Spire Global, Inc. Compensation Recovery Policy
101

The following financial statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to consolidated financial statements.

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

Spire Global, Inc.

Date: March 6, 2024	By:	/s/ Peter Platzer
Peter Platzer
Chief Executive Officer and Director (Principal Executive Officer)

Date: March 6, 2024	By:	/s/ Leonardo Basola
Leonardo Basola
Chief Financial Officer
(Principal Financial and Accounting Officer)

POWER OF ATTORNEY AND SIGNATURES

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Leonardo Basola and Boyd Johnson, and each of them, as his or her true and lawful attorney-in-fact and agent with full power of substitution and resubstitution, for such individual in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully for all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or the individual’s substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Peter Platzer	Chief Executive Officer and Director (Principal Executive Officer)	March 6, 2024
Peter Platzer

/s/ Leonardo Basola	Chief Financial Officer (Principal Financial and Accounting Officer)	March 6, 2024
Leonardo Basola

/s/ Theresa Condor	Chief Operating Officer and Director	March 6, 2024
Theresa Condor

/s/ Joan Amble	Director	March 6, 2024
Joan Amble

/s/ Dirk Hoke	Director	March 6, 2024
Dirk Hoke

/s/ Stephen Messer	Director	March 6, 2024
Stephen Messer

/s/ William Porteous	Director	March 6, 2024
William Porteous