Form 10-Q
period 2024-03-31
Spire Global, Inc.
filed 2024-05-15
CIK 1816017

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

The registrant had outstanding 24,317,560. shares of Class A common stock and 1,507,325 shares of Class B common stock as of April 30, 2024.

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

We caution you that the foregoing list may not contain all of the forward-looking statements made in this Quarterly Report on Form 10-Q. You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this

Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations, and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors, including those described in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2023. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. We cannot assure you that the results, events, and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.

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

PART I—FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

Spire Global, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	March 31,	December 31,
	2024	2023
Assets
Current assets
Cash and cash equivalents	$51,985	$29,144
Marketable securities	12,003	11,726
Accounts receivable, net (including allowance of $271 and $586 as of March 31, 2024 and December 31, 2023, respectively)	12,346	9,911
Contract assets	5,205	6,215
Other current assets	12,241	12,340
Total current assets	93,780	69,336
Property and equipment, net	71,853	71,209
Operating lease right-of-use assets	14,324	14,921
Goodwill	50,051	51,155
Customer relationships	18,467	19,363
Other intangible assets	11,994	12,660
Other long-term assets, including restricted cash	7,503	8,181
Total assets	$267,972	$246,825
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$5,869	$8,012
Accrued wages and benefits	2,147	1,829
Contract liabilities, current portion	22,617	23,165
Other accrued expenses	11,309	8,540
Total current liabilities	41,942	41,546
Long-term debt	115,016	114,113
Contingent earnout liability	265	220
Deferred income tax liabilities	1,058	1,069
Warrant liability	10,672	5,988
Operating lease liabilities, net of current portion	12,488	13,079
Other long-term liabilities	1,221	272
Total liabilities	182,662	176,287
Commitments and contingencies (Note 9)
Stockholders’ equity
Common stock, $0.0001 par value, 1,000,000,000 Class A and 15,000,000 Class B shares authorized, 24,315,589 Class A and 1,507,325 Class B shares issued and outstanding at March 31, 2024; 21,097,351 Class A and 1,507,325 Class B shares issued and outstanding at December 31, 2023	3	2
Additional paid-in capital	519,400	477,624
Accumulated other comprehensive loss	(6,234)	(4,485)
Accumulated deficit	(427,859)	(402,603)
Total stockholders’ equity	85,310	70,538
Total liabilities and stockholders’ equity	$267,972	$246,825

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Spire Global, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Revenue	$25,688	$24,168
Cost of revenue	12,546	10,360
Gross profit	13,142	13,808
Operating expenses:
Research and development	9,909	9,663
Sales and marketing	5,118	6,850
General and administrative	9,818	11,770
Loss on decommissioned satellites	178	—
Total operating expenses	25,023	28,283
Loss from operations	(11,881)	(14,475)
Other income (expense):
Interest income	454	565
Interest expense	(5,053)	(4,578)
Change in fair value of contingent earnout liability	(45)	76
Change in fair value of warrant liabilities	(4,202)	746
Issuance of stock warrants	(2,399)	—
Foreign exchange (loss) gain	(1,538)	1,024
Other expense, net	(551)	(762)
Total other expense, net	(13,334)	(2,929)
Loss before income taxes	(25,215)	(17,404)
Income tax provision	41	269
Net loss	$(25,256)	$(17,673)
Basic and diluted net loss per share(1)	$(1.16)	$(0.98)
Weighted-average shares used in computing basic and diluted net loss per share(1)	21,813,045	18,096,363

(1) The shares of the Company's common stock and the per share amounts for the three months ended March 31, 2023 have been retroactively adjusted to reflect the 1-for-8 reverse stock split (Note 1).

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Spire Global, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Net loss	$(25,256)	$(17,673)
Other comprehensive (loss) gain:
Foreign currency translation adjustments	(1,747)	(1,589)
Net unrealized (loss) gain on investments (net of tax)	(2)	44
Comprehensive loss	$(27,005)	$(19,218)

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Spire Global, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(In thousands, except share amounts)

(Unaudited)

	Common Stock		Additional Paid in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance, December 31, 2023	22,604,676	$2	$477,624	$(4,485)	$(402,603)	$70,538
Release of Restricted Stock Units and Performance Stock Units	204,511	—	—	—	—	—
Exercise of stock options	37,536	—	267	—	—	267
Stock compensation expense	—	—	3,628	—	—	3,628
Issuance of common stock under Securities Purchase Agreements	2,976,191	1	37,881	—	—	37,882
Net loss	—	—	—	—	(25,256)	(25,256)
Foreign currency translation adjustments	—	—	—	(1,747)	—	(1,747)
Net unrealized loss on investments (net of tax)	—	—	—	(2)	—	(2)
Balance, March 31, 2024	25,822,914	$3	$519,400	$(6,234)	$(427,859)	$85,310

	Common Stock		Additional Paid in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares(1)	Amount(1)	Capital(1)	Loss	Deficit	Equity
Balance, December 31, 2022	19,467,183	2	455,765	(6,997)	(338,647)	110,123
Release of Restricted Stock Units	261,153	—	—	—	—	—
Stock compensation expense	—	—	2,646	—	—	2,646
Conversion of warrants to common stock	34,728	—	286	—	—	286
Net loss	—	—	—	—	(17,673)	(17,673)
Foreign currency translation adjustments	—	—	—	(1,589)	—	(1,589)
Net unrealized gain on investments (net of tax)	—	—	—	44	—	44
Balance, March 31, 2023	19,763,064	$2	$458,697	$(8,542)	$(356,320)	$93,837

(1) The shares of the Company's common stock have been retroactively adjusted to reflect the 1-for-8 reverse stock split (Note 1).

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Spire Global, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities
Net loss	$(25,256)	$(17,673)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,837	3,916
Stock-based compensation	3,628	2,646
Amortization of operating lease right-of-use assets	809	224
Amortization of debt issuance costs	900	554
Change in fair value of warrant liabilities	4,202	(746)
Change in fair value of contingent earnout liability	45	(76)
Issuance of stock warrants	2,399	—
Loss on decommissioned satellites and impairment of assets	432	—
Other, net	(20)	(104)
Changes in operating assets and liabilities:
Accounts receivable, net	(2,564)	97
Contract assets	624	(855)
Other current assets	392	117
Other long-term assets	516	410
Accounts payable	(1,508)	(604)
Accrued wages and benefits	343	323
Contract liabilities	775	1,259
Other accrued expenses	973	(548)
Operating lease liabilities	(872)	(230)
Net cash used in operating activities	(7,345)	(11,290)
Cash flows from investing activities
Purchases of short-term investments	(10,920)	(13,908)
Maturities of short-term investments	10,800	11,600
Purchase of property and equipment	(8,564)	(4,649)
Net cash used in investing activities	(8,684)	(6,957)
Cash flows from financing activities
Proceeds from Securities Purchase Agreements, net	37,881	—
Proceeds from long-term debt	—	19,886
Proceeds from exercise of stock options	267	—
Net cash provided by financing activities	38,148	19,886
Effect of foreign currency translation on cash, cash equivalents and restricted cash	711	(1,846)
Net increase (decrease) in cash, cash equivalents and restricted cash	22,830	(207)
Cash, cash equivalents and restricted cash
Beginning balance	29,641	47,569
Ending balance	$52,471	$47,362
Supplemental disclosure of cash flow information
Cash paid for interest	$3,983	$3,827
Income taxes paid	$15	$451
Noncash operating, investing and financing activities
Property and equipment purchased but not yet paid	$2,135	$2,299
Right-of-use assets obtained in exchange for lease liabilities	$353	$1,007
Conversion of warrants to Class A common stock	$—	$286

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

On September 14, 2022, the Company entered into an Equity Distribution Agreement (the “Equity Distribution Agreement”) with Canaccord Genuity LLC, as sales agent (the “Agent”). In accordance with the terms of the Equity Distribution Agreement, the Company may offer and sell its Class A common stock, having an aggregate offering price of up to $85,000 from time to time through the Agent pursuant to a registration statement on Form S-3, which became effective on September 26, 2022. Under the Equity Distribution Agreement, the Company sold (i) 2,166,389 shares of its Class A common stock during the year ended December 31, 2023 for gross proceeds of $8,235 and (ii) no shares during the three months ended March 31, 2024.

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

On February 4, 2024, the Company and Signal Ocean Ltd (“Signal Ocean”) entered into a securities purchase agreement (the “SPA”) for the issuance and sale of 833,333 shares of the Company’s Class A common stock to Signal Ocean at a price of $12.00 per share (the “Private Placement”). The Private Placement closed on February 8, 2024, resulting in gross proceeds to the Company of $10.0 million.

On March 21, 2024, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with institutional investors (the “Investors”), pursuant to which the Company issued and sold in a registered direct offering (the “Offering”), (i) an aggregate of 2,142,858 shares of Class A common stock and (ii) warrants exercisable for an aggregate of 2,142,858 shares of Class A common stock ("Securities Purchase Agreement Warrants") to the Investors. Each share of Class A common stock and accompanying Securities Purchase Agreement Warrant to purchase one share of Class A common stock was sold at an offering price of $14.00. The aggregate gross proceeds to the Company from the Offering totaled $30,000 before deducting the placement agent’s fees and related offering expenses. The Securities Purchase Agreement Warrants have an exercise price equal to $14.50 per share of Class A common stock, are exercisable for a term beginning on March 25, 2024 and will expire on July 3, 2024.

On March 21, 2024, the Company entered into a placement agency agreement (the “Placement Agency Agreement”) with Alliance Global Partners (“A.G.P” or the “Placement Agent”), pursuant to which the Company engaged A.G.P as the exclusive placement agent in connection with the Offering. The Company paid A.G.P a cash fee equal to 6% of the gross proceeds from the sale of shares and Securities Purchase Agreement Warrants to the Investors, or $1,800, in March 2024. The Company agreed to pay a cash fee equal to 4% of the gross exercise price paid in cash with respect to the exercise of the Securities Purchase Agreement Warrants.

The par value of the common stock remains $0.001 per share after the Reverse Stock Split. All share and per share information has been retroactively adjusted to reflect the impact of the Reverse Stock Split for applicable periods presented.

2.
Summary of Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements and accompanying notes are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and regulations of the U.S. Securities and Exchange Commission (the "SEC") for interim financial reporting.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to rules and regulations applicable to interim financial reporting. The unaudited condensed consolidated

Spire Global, Inc.

Notes to Condensed Consolidated Financial Statements

(In thousands, except shares and per share data, unless otherwise noted)

(Unaudited)

financial statements were prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, contain all adjustments, consisting of normal recurring adjustments necessary for a fair statement of its financial position, results of operations and cash flows for the periods indicated. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included within the Company's Annual Report on Form 10-K for the year ended December 31, 2023.

The information as of December 31, 2023 included on the condensed consolidated balance sheets was derived from the Company’s audited consolidated financial statements. All intercompany accounts and transactions have been eliminated in consolidation.

Results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2024.

Reverse Stock Split

For the three months ended, and as of, March 31, 2023, reported share amounts, including issued and outstanding shares, per share amounts, and reported issued and outstanding warrants and other securities convertible into common stock in these condensed consolidated financial statements and accompanying notes have been retroactively adjusted for the Reverse Stock Split by applying the Reverse Stock Split ratio. The number of authorized shares of common stock was not impacted by the Reverse Stock Split, and therefore has not been retroactively adjusted.

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

The Company has a history of operating losses and negative cash flows from operations since inception. During the three months ended March 31, 2024, net loss was $25,256, cash used in operations was $7,345 and the Company received net proceeds of $9,825 from the Private Placement and $28,056 from the Offering. The Company held cash and cash equivalents of $51,985, excluding restricted cash of $486, and investment in short-term marketable securities of $12,003 as of March 31, 2024. The Company currently believes that it will meet its minimum liquidity covenant, as well as all other financial covenants under the Blue Torch Financing Agreement (as amended, and as defined below in Note 6), at each applicable measurement point over the period of at least one year from the issuance of the March 31, 2024 condensed consolidated financial statements, and that it will have sufficient working capital to operate for a period of at least one year from the issuance of the March 31, 2024 condensed consolidated financial statements, in each case based on the Company's current cash and cash equivalents balance and expected future financial results.

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

Macroeconomic and Geopolitical

Over the past two years, the Company has been impacted by the macroeconomic environment, such as fluctuations in foreign currencies, increasing interest rates and geopolitical conflicts like the Russian invasion of Ukraine, Israel's war with Hamas and the increased tensions between China and the U.S..

The U.S. dollar exhibited a modest decrease in strength against the local functional currencies of our foreign subsidiaries for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023. This had a marginal positive impact on our revenue, as about one-third of the Company's sales are conducted in foreign currencies. Conversely, it had a marginal unfavorable impact on our expenses, given that a majority of the Company's workforce resides in countries other than the United States.

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

Spire Global, Inc.

Notes to Condensed Consolidated Financial Statements

(In thousands, except shares and per share data, unless otherwise noted)

(Unaudited)

Increasing interest rates in the three months ended March 31, 2024 compared to the three months ended March 31, 2023 resulted in higher interest expenses, as the Company’s credit facility is based on a floating interest rate. The Russian invasion of Ukraine and the continued conflict created additional global sanctions, which at times caused scheduling shifts or launch cancellations by third-party satellite launch providers and negatively impacted the availability of launch windows and our constellation replenishment efforts.

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

Based on an evaluation of the lifespans of its in-service satellites and on current capabilities to extend the useful life of in-service satellites via software updates, the Company changed the estimated useful life of its capitalized satellites and related launch costs from three to four years for depreciation purposes. The Company determined it was appropriate to make this change beginning June 2023. The change in estimated useful life did not have a material impact for the three months ended March 31, 2024.

In November 2023, the Company updated the estimated useful lives for 43 capitalized satellites and related launch costs based on updated de-orbit dates. This change represents a change in accounting estimate and the impact of the change was an increase in loss from continuing operations before income taxes of approximately $3,009, or $0.14 per basic and diluted share for the three months ended March 31, 2024.

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

The following table shows components of cash, cash equivalents, and restricted cash reported on the condensed consolidated balance sheets and in the condensed consolidated statements of cash flows as of the dates indicated:

	March 31,	December 31,
	2024	2023
Cash and cash equivalents	$51,985	$29,144
Restricted cash included in Other long-term assets	486	497
	$52,471	$29,641

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

The Company has a concentration of contractual revenue arrangements with various government agencies. Entities under common control are reported as a single customer. As of March 31, 2024, the Company had one customer (Customer A noted below) that accounted for 16% of the Company’s total accounts receivable. As of December 31, 2023, the Company did not have any customers that accounted for more than 10% of the Company’s total accounts receivable.

Spire Global, Inc.

Notes to Condensed Consolidated Financial Statements

(In thousands, except shares and per share data, unless otherwise noted)

(Unaudited)

The following customers represented 10% or more of the Company’s total revenue for each of the following periods:

	Three Months Ended March 31,
	2024	2023
Customer A	*	11%
Customer B(1)	29%	29%

* Revenue from this customer was less than 10% of total revenue during the period.

(1) Consists of multiple U.S. government agencies, of which two and one government agencies represented greater than 10% of total revenue for the three months ended March 31, 2024 and 2023, respectively.

Related Parties

In conjunction with the Company's acquisition of exactEarth in November 2021, Myriota Pty Ltd ("Myriota"), an existing Spire customer, became a related party as a result of exactEarth's approximately 13% ownership of Myriota at the time of acquisition. As of March 31, 2024, the Company had 11.5% ownership of Myriota. As of March 31, 2024 and December 31, 2023, $1,876 and $2,216, respectively, of investment in Myriota were included in Other long-term assets, including restricted cash on the condensed consolidated balance sheets. The Company accounts for this investment using the equity method of accounting. The Company's share of earnings or losses on the investment is recorded on a one month lag, due to the timing of receiving financial statements from Myriota, as a component of Other expense, net in the condensed consolidated statements of operations. The Company generated $121 and $203 in revenue from Myriota for the three months ended March 31, 2024 and 2023, respectively, and had $52 of accounts receivable from Myriota as of March 31, 2024 and had no accounts receivable from Myriota as of December 31, 2023.

Accounting Pronouncements Recently Adopted

In March 2023,the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-01, Leases – Common Control Arrangements (Topic 842), to improve the accounting for amortizing leasehold improvements associated with arrangements between entities under common control. The amendment requires that leasehold improvements be amortized by the lessee over the useful life of the leasehold improvements to the common control group (regardless of the lease term) as long as the lessee controls the use of the underlying asset through a lease. Additionally, leasehold improvements should be accounted for as a transfer between entities under common control through an adjustment to equity when the lessee no longer controls the use of the underlying asset. The amendments in this update are effective for financial statements issued for annual periods beginning after December 15, 2023, with early adoption permitted. The adoption of ASU 2023-01 as of January 1, 2024 did not impact the Company’s condensed consolidated financial statements.

In August 2023, the FASB issued ASU 2023-05, Business Combinations – Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement. The amendments in this ASU are intended to facilitate consistency in the application of accounting guidance upon the formation of entities qualifying as joint ventures ("JVs"). This ASU generally requires the use of business combinations accounting at the JV formation date, which would result in the contributed assets/liabilities being revalued to fair value and potentially result in the recognition of goodwill and other intangibles on the JV’s financial statements. However, this ASU does not alter the ongoing accounting for the JV’s operations. This guidance is effective for JVs with formation dates on or after January 1, 2025. The adoption of ASU 2023-05 as of January 1, 2024 did not impact the Company’s condensed consolidated financial statements.

Accounting Pronouncements Not Yet Adopted

In November 2023, the FASB issued ASU 2023-07, Segment Reporting - Improvements to Reportable Segment Disclosures (Topic 280), to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendments enhance interim disclosure requirements, clarify circumstances in which an entity can disclosure multiple segment measures of profit or loss, provide new segment disclosure requirements for entities within a single reportable segment, and contain other disclosure requirements. The ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted and will be applied retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating the ASU to determine its impact on the Company’s disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes - Improvements to Income Tax Disclosures (Topic 740), to further enhance income tax disclosures to enable investors to better assess how an entity’s operations, related tax risks, tax planning, and operational opportunities affect its tax rate and prospects for future cash flows. The improvements primarily relate to the disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. The other amendments improve the effectiveness and comparability of disclosures by adding disclosures of pretax income (or loss) and income tax expense (or benefit) to be consistent with SEC regulations. The ASU is effective for public business entities for annual reporting periods beginning after December 15, 2024. Early adoption is permitted and should be applied prospectively or retrospectively. The Company is currently evaluating the ASU to determine its impact on the Company’s disclosures.

Spire Global, Inc.

Notes to Condensed Consolidated Financial Statements

(In thousands, except shares and per share data, unless otherwise noted)

(Unaudited)

In March 2024, the SEC adopted final rules under SEC Release No. 33-11275, The Enhancement and Standardization of Climate-Related Disclosures for Investors, which will require registrants to provide certain climate-related information in their annual reports and registration statements. The rules will require disclosure of material climate-related risks, how the board of directors and management oversee and manage such risks, and the actual and potential impact of such risks on the registrant. It will also require disclosure about material climate-related targets and goals, and the financial impact of severe weather events and other natural conditions in the notes to audited financial statements. The disclosures will be required at the earliest in reports for the year ended December 31, 2025 (or potentially later depending on the Company's filer status at the time). The Company is currently evaluating the impact on the Company's disclosures.

3.
Revenue, Contract Assets, Contract Liabilities and Remaining Performance Obligations

Disaggregation of Revenue

Revenue from subscription-based contracts was $16,925, or 66% of total revenue, for the three months ended March 31, 2024, and was $18,812, or 78% of total revenue, for the three months ended March 31, 2023. Revenue from non-subscription-based contracts was $8,763, or 34% of total revenue, for the three months ended March 31, 2024, and was $5,356, or 22% of total revenue, for the three months ended March 31, 2023.

The following revenue disaggregated by geography was recognized:

	Three Months Ended March 31, 2024		Three Months Ended March 31, 2023
Americas (1)	$14,249	56%	$12,807	53%
EMEA(2)	9,264	36%	8,703	36%
Asia Pacific	2,175	8%	2,658	11%
Total	$25,688	100%	$24,168	100%

(1)
U.S. represented 48% and 50% for the three months ended March 31, 2024 and 2023, respectively.
(2)
United Kingdom represented 14% for each of the three months ended March 31, 2024 and 2023.

Contract Assets

As of March 31, 2024 and December 31, 2023, contract assets were $5,205 and $6,215, respectively, on the condensed consolidated balance sheets.

Changes in contract assets for the three months ended March 31, 2024 and 2023 were as follows:

	2024	2023
Balance as of December 31	$6,215	$3,353
Contract assets recorded during the period	3,948	3,306
Reclassified to accounts receivable	(4,929)	(2,451)
Other	(29)	5
Balance as of March 31	$5,205	$4,213

Contract Liabilities

As of March 31, 2024, contract liabilities were $23,830, of which $22,617 was reported in contract liabilities, current portion, and $1,213 was reported in other long-term liabilities on the Company’s condensed consolidated balance sheets. At December 31, 2023, contract liabilities were $23,428, of which $23,165 was reported in contract liabilities, current portion, and $263 was reported in other long-term liabilities on the Company’s condensed consolidated balance sheets.

Changes in contract liabilities for the three months ended March 31, 2024 and 2023 were as follows:

	2024	2023
Balance as of December 31	$23,428	$16,628
Contract liabilities recorded during the period	10,709	7,978
Revenue recognized during the period	(10,102)	(6,719)
Other	(205)	104
Balance as of March 31	$23,830	$17,991

Spire Global, Inc.

Notes to Condensed Consolidated Financial Statements

(In thousands, except shares and per share data, unless otherwise noted)

(Unaudited)

Remaining Performance Obligations

The Company has performance obligations associated with commitments in customer contracts for future services that have not yet been recognized as revenue. These commitments for future services exclude (i) contracts with an original term of one year or less, and (ii) cancellable contracts. As of March 31, 2024, the amount not yet recognized as revenue from these commitments was $195,678. The Company expects to recognize 42% of these future commitments over the next 12 months, 20% over the next 13 to 24 months, 17% over the next 25 to 36 months, and the remaining 21% thereafter as the performance obligations are met.

4.
Balance Sheet Components

Other current assets consisted of the following:

	March 31,	December 31,
	2024	2023
Technology and other prepaid contracts	$4,394	$4,149
Notes receivable	4,500	4,500
Prepaid insurance	956	1,476
Deferred contract costs	542	487
Other receivables	1,621	1,237
Other	228	491
Other current assets	$12,241	$12,340

Property and equipment, net consisted of the following:

	March 31,	December 31,
	2024	2023
Satellites in-service	$53,496	$59,751
Internally developed software	2,134	2,138
Ground stations in-service	4,440	4,444
Leasehold improvements	5,794	5,800
Machinery and equipment	4,069	4,787
Computer equipment	1,833	1,908
Computer software and website development	99	99
Furniture and fixtures	1,329	1,336
	73,194	80,263
Less: Accumulated depreciation and amortization	(37,219)	(36,326)
	35,975	43,937
Satellite, launch and ground station work in progress	28,955	22,208
Finished satellites not yet placed in-service	6,923	5,064
Property and equipment, net	$71,853	$71,209

Depreciation and amortization expense related to property and equipment for the three months ended March 31, 2024 and 2023 was $5,957 and $3,037, respectively.

The Company recorded a $178 loss on decommissioned satellites for the three months ended March 31, 2024. There were no satellites decommissioned or impaired in the three months ended March 31, 2023.

Other accrued expenses consisted of the following:

	March 31,	December 31,
	2024	2023
Operating lease liabilities, current	$3,425	$3,506
Warrant liability, current	1,917	—
Professional services	1,359	913
Third-party operating costs	683	1,088
Corporate and sales tax	546	245
Accrued interest	911	853
Software	571	754
Other	1,897	1,181
Other accrued expenses	$11,309	$8,540

Spire Global, Inc.

Notes to Condensed Consolidated Financial Statements

(In thousands, except shares and per share data, unless otherwise noted)

(Unaudited)

5.
Goodwill and Intangible Assets

The following table summarizes changes in goodwill balance:

Balance at December 31, 2023	$51,155
Impact of foreign currency translation	(1,104)
Balance at March 31, 2024	$50,051

Intangible assets consisted of the following:

	March 31, 2024
	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$22,921	$(4,454)
Developed technology	13,026	(2,533)
Trade names	2,208	(1,030)
Backlog	3,050	(3,050)
Patents	419	(319)
FCC licenses	480	(257)
	$42,104	$(11,643)

	December 31, 2023
	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$23,427	$(4,064)
Developed technology	13,313	(2,312)
Trade names	2,257	(940)
Backlog	3,117	(3,117)
Patents	419	(308)
FCC licenses	480	(249)
	$43,013	$(10,990)

As of March 31, 2024, the weighted-average amortization period for customer relationships and developed technology was 9.7 years, for trade names was 2.7 years, and for patents and FCC licenses was 6.1 years. Amortization expense related to intangible assets for the three months ended March 31, 2024 and 2023 was $880 and $878, respectively.

No impairment charges were recognized for the three months ended March 31, 2024 and 2023. The patents asset balance as of March 31, 2024 and December 31, 2023 included $35 and $57, respectively, of capitalized patent costs that will begin amortization upon the issuance of an official patent right to the Company.

As of March 31, 2024, the expected future amortization expense of intangible assets is as follows:

Years ending December 31,
Remainder of 2024	$2,625
2025	3,491
2026	3,446
2027	3,034
2028	3,030
Thereafter	14,800
30,426
Capitalized patent costs, unissued	35
$30,461

Spire Global, Inc.

Notes to Condensed Consolidated Financial Statements

(In thousands, except shares and per share data, unless otherwise noted)

(Unaudited)

6.
Long-Term Debt

Long-term debt consisted of the following:

	March 31,	December 31,
	2024	2023
Blue Torch term loan	$118,109	$117,996
Other	5,017	5,128
Total long-term debt	123,126	123,124
Less: Debt issuance costs	(8,110)	(9,011)
Non-current portion of long-term debt	$115,016	$114,113

The Company recorded interest expense including amortization of deferred issuance costs from long-term debt for the three months ended March 31, 2024 and 2023 of $5,053 and $4,562, respectively.

As of March 31, 2024, the scheduled principal payments of long-term debt was as follows:

Years ending December 31,
Remainder of 2024	$—
2025	—
2026	118,387
2027	335
2028	335
Thereafter	4,069
Total debt payments	123,126

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

The Blue Torch Credit Facility is scheduled to mature on June 13, 2026. Subject to certain exceptions, prepayments of principal under the Blue Torch Credit Facility will be subject to early termination fees in the amount of 3.0%, 2.0% and 1.0% of the principal prepaid if prepayment occurs within the first, second and third years following the closing date, respectively, plus if prepayment would have occurred on or prior to the first anniversary of the closing date, a make-whole amount equal to the amount of interest that would have otherwise been payable through the maturity date of the Blue Torch Credit Facility.

The $120,000 term loan was available and drawn at closing, of which $19,735 was placed in an escrow account by Blue Torch with such amount to be released upon the Company achieving certain metrics related to annualized recurring revenue and a total annualized recurring revenue leverage ratio. These metrics were achieved and the $19,735 was released from the escrow account and delivered to the Company in February 2023. The term loan accrues interest at a floating rate, to be based, at the Company's election, on either a reference rate or a 3-month Term Secured Overnight Financing Rate ("SOFR") (subject to a 1.0% floor), plus an interest rate margin of 7.0% for reference rate borrowings and 8.0% for 3-month Term SOFR borrowings, plus an incremental Term SOFR margin of 0.26161%. The Company elected the Term SOFR rate which was 13.5766% as of March 31, 2024. Principal on the term loan is only payable at maturity and interest on the term loan is due and payable quarterly for Term SOFR borrowings. The Company is also required to pay other customary fees and costs in connection with the Blue Torch Credit Facility, including a commitment fee in an amount equal to $2,400 on the closing date, a $250 annual agency fee and an exit fee of $1,800 upon termination of the Blue Torch Financing Agreement.

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

On September 27, 2023, the Company entered into the Waiver and Amendment No. 2 to Financing Agreement (the “Waiver and Amendment”) with Blue Torch and the Lenders, which amends the Blue Torch Financing Agreement to (a) waive an event of default under the Blue Torch Financing Agreement arising out of the total annualized recurring revenue leverage ratio being greater than the permitted ratio, (b) amend the financial covenants to provide covenant relief from the maximum debt to annualized recurring revenue leverage ratio and the

Spire Global, Inc.

Notes to Condensed Consolidated Financial Statements

(In thousands, except shares and per share data, unless otherwise noted)

(Unaudited)

maximum debt to EBITDA leverage ratio set forth in the Blue Torch Financing Agreement for future periods, and (c) provide for a second amendment exit fee. The second amendment exit fee is $1,800 (which is an amount equal to one and a half percent (1.50%) of the aggregate outstanding principal balance of the term loans on the effective date of the Waiver and Amendment), bears interest from the date of the Waiver and Amendment at the Adjusted Term SOFR for a 3-month interest period plus the applicable margin under the Financing Agreement, and is payable by the Company in cash upon the termination of the Blue Torch Financing Agreement, either as a result of acceleration of the loans or at the final maturity date. The Waiver and Amendment required a repayment by the Company of $2,500 of the outstanding principal balance of the term loans and a prepayment premium of $50, which were paid on October 2, 2023. The Waiver and Amendment also requires additional reporting if the Company’s liquidity level is less than $35,000 at any time during a month and revises the minimum liquidity covenant to require liquidity of at least $30,000 at all times, commencing on September 30, 2023, which in both cases represent a $5,000 incremental change from the original requirements. The Company was in compliance with all applicable financial covenants as of March 31, 2024.

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

On April 8, 2024, the Company entered into Amendment No. 3 to Financing Agreement (the “Third Amendment”) with Blue Torch and the Lenders, which amends the Blue Torch Financing Agreement to (i) increase the maximum debt to EBITDA leverage ratio for the monthly periods ending June 30, 2024, July 31, 2024 and August 31, 2024, and to decrease the maximum permitted ratio thereafter, and (ii) amend the minimum liquidity covenant to require liquidity of at least $20,000 at all times, commencing on April 8, 2024, which represents a $10,000 decrease from the requirement in effect immediately prior to the effective date of the Third Amendment. On April 8, 2024, in accordance with the terms of the Third Amendment, the Company made a prepayment to Blue Torch of $10,000 in principal, plus an early termination fee of $200.

Spire Global, Inc.

Notes to Condensed Consolidated Financial Statements

(In thousands, except shares and per share data, unless otherwise noted)

(Unaudited)

Government Loan

In November 2021, the Company completed the Acquisition and assumed an interest free loan agreement with the Strategic Innovation Fund ("SIF") which was recorded at an amount equal to the proceeds received. Under this agreement and subsequent amendment, the Company was eligible to receive funding for certain expenditures incurred from February 13, 2018 to May 12, 2023, up to a maximum of $5,701. As of March 31, 2024 and December 31, 2023, $5,017 and $5,128, respectively, was included in long-term debt, non-current on the condensed consolidated balance sheets related to the SIF loan agreement. Any amount outstanding under this loan is repayable in 15 annual payments beginning February 28, 2026 and has a stated interest rate of zero.

7.
Leases

Lease expenses for the three months ended March 31, 2024 and 2023 were $1,157 and $930, respectively. Aggregate variable lease expenses and short-term lease expenses were $239 and $120 for the three months ended March 31, 2024 and 2023, respectively.

The following table provides the required information regarding the Company's leases for which the Company is the lessee:

	March 31,	December 31,
	2024	2023
Assets
ROU assets	$14,324	$14,921
Total ROU assets	$14,324	$14,921
Liabilities
Current	$3,425	$3,506
Non-current	12,488	13,079
Total lease liabilities	$15,913	$16,585
Weighted-average remaining lease term (years)	5.2	5.4
Weighted-average discount rate	8%	8%

Approximately 77% of the Company's right-of-use (“ROU”) assets and lease liabilities relate to office facilities leases, with the remaining amounts representing primarily ground station leases.

As of March 31, 2024, the maturity of operating lease liabilities are as follows:

Years ending December 31,
Remainder of 2024	$3,485
2025	4,229
2026	3,820
2027	2,756
2028	1,850
Thereafter	3,538
Total lease payments	19,678
Less: Interest on lease payments	(3,765)
Present value of lease liabilities	$15,913

Operating cash flows paid included in the measurement of operating lease liabilities for the three months ended March 31, 2024 and 2023 were $872 and $230, respectively, and were included in net cash used in operating activities in the condensed consolidated statements of cash flows. Amortization of ROU assets for the three months ended March 31, 2024 and 2023 were $809 and $224, respectively.

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

The fair value of the Company’s common stock warrant liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

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

Spire Global, Inc.

Notes to Condensed Consolidated Financial Statements

(In thousands, except shares and per share data, unless otherwise noted)

(Unaudited)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables present the Company’s fair value hierarchy for its financial instruments that are measured at fair value on a recurring basis.

	March 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents:
Money market funds	$10,123	$—	$—	$10,123
	$10,123	$—	$—	$10,123
Marketable securities:
U.S. treasury bills and bonds	$11,018	$—	$—	$11,018
Commercial paper	—	985	—	985
	$11,018	$985	$—	$12,003

Long-term liabilities:
Credit Agreement Warrants	$—	$10,672	$—	$10,672
Securities Purchase Agreement Warrants	—	1,917	—	$1,917
Contingent earnout liability	—	—	265	265
	$—	$12,589	$265	$12,854

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents:
Money market funds	$10,114	$—	$—	$10,114
	$10,114	$—	$—	$10,114
Marketable securities:
U.S. treasury bills and bonds	$8,840	$—	$—	$8,840
Commercial paper	—	1,395	—	1,395
U.S. government and agency securities	—	1,491	—	1,491
	$8,840	$2,886	$—	$11,726

Long-term liabilities:
Credit Agreement Warrants	$—	$5,988	$—	$5,988
Contingent earnout liability	—	—	220	220
	$—	$5,988	$220	$6,208

Financial Assets

The Company values its Level 1 assets, consisting of money market funds, and U.S. treasury bills and bonds, using quoted prices in active markets for identical instruments.

Financial assets whose fair values that are measured on a recurring basis using Level 2 inputs consist of commercial paper, and U.S. government and agency securities. The Company measures the fair values of these assets with the help of a pricing service that either provides quoted market prices in active markets for identical or similar securities or uses observable inputs for their pricing without applying significant adjustments.

Spire Global, Inc.

Notes to Condensed Consolidated Financial Statements

(In thousands, except shares and per share data, unless otherwise noted)

(Unaudited)

Credit Agreement Warrants

On June 13, 2022, in connection with the Blue Torch Financing Agreement, the Company issued the 2022 Blue Torch Warrants to Blue Torch, which were exercisable for an aggregate of 437,024 shares of the Company’s Class A common stock with a per share exercise price of $16.08. Additionally, in connection with the closing of the financing, the Company issued the Urgent Warrants to Urgent Capital LLC for introducing the Company to the Lenders, which is exercisable for an aggregate of 24,834 shares of the Company's Class A common stock with a per share exercise price of $16.08.

On September 27, 2023, in connection with the Waiver and Amendment, the Company and certain affiliates of Blue Torch amended and restated the 2022 Blue Torch Warrants to reduce the per share exercise price from $16.08 to $5.44. The Company also concurrently issued the 2023 Blue Torch Warrants to those affiliates that are exercisable for an additional 597,082 shares of the Company’s Class A common stock at a per share exercise price of $5.44.

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

The table below quantifies the significant inputs used for the Credit Agreement Warrants:

	March 31,	December 31,
	2024	2023
Fair value of the Company’s Class A common stock	$12.00	$7.82
Exercise price	$5.44 - 16.08	$5.44 - 16.08
Risk-free interest rate	4.20%	3.88%
Expected volatility factor	68.8%	55.0%
Expected dividend yield	—%	—%
Remaining contractual term (in years)	8.2 - 9.5	8.5 - 9.7

Securities Purchase Agreement Warrants

On March 21, 2024, the Company entered into the Purchase Agreement with the Investors, pursuant to which the Company issued and sold in the Offering, (i) an aggregate of 2,142,858 shares of Class A common stock and (ii) Securities Purchase Agreement Warrants exercisable for an aggregate of 2,142,858 shares of Class A common stock to the Investors. Each share of Class A common stock and accompanying Securities Purchase Agreement Warrant to purchase one share of Class A common stock was sold at an offering price of $14.00. The aggregate gross proceeds to the Company from the Offering totaled $30,000 before deducting the placement agent’s fees and related offering expenses. The Securities Purchase Agreement Warrants have an exercise price equal to $14.50 per share of Class A common stock, are exercisable for a term beginning on March 25, 2024 and will expire on July 3, 2024.

The fair value of the Securities Purchase Agreement Warrants is estimated using the Black-Scholes model with inputs that include the Company’s Class A common stock price in an actively traded market, making this fair value classified as a Level 2 financial instrument. The other significant assumptions used in the model are the exercise price, expected term, volatility, interest rate, and expected dividend yield.

The table below quantifies the significant inputs used for the Securities Purchase Agreement Warrants:

March 31,
2024
Fair value of the Company’s Class A common stock	$12.00
Exercise price	$14.50
Risk-free interest rate	5.46%
Expected volatility factor	68.8%
Expected dividend yield	—%
Remaining contractual term (in years)	0.3

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

The table below quantifies the significant inputs used for the contingent earnout liability:

	March 31,	December 31,
	2024	2023
Fair value of the Company’s Class A common stock	$12.00	$7.82
Risk-free interest rate	4.52%	4.09%
Expected volatility factor	68.8%	55.0%
Earnout expiration date	August 16, 2026	August 16, 2026

The following table presents a summary of the changes in the fair value of the Company’s Level 3 financial instruments that are measured at fair value on a recurring basis:

Contingent Earnout Liability
Fair value as of December 31, 2023	220
Change in fair value of contingent earnout liability	45
Fair value as of March 31, 2024	$265

Cash and Cash Equivalents and Marketable Securities

The following tables summarize the Company's cash, cash equivalents and available-for-sale securities by significant marketable securities category:

	March 31, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$41,862	$—	$—	$41,862
Cash equivalents:
Money market funds	10,123	—	—	10,123
	$51,985	$—	$—	$51,985
Marketable Securities:
U.S. treasury bills and bonds	$11,018	$—	$—	$11,018
Commercial paper	986	—	(1)	985
	$12,004	$—	$(1)	$12,003

	December 31, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$19,030	$—	$—	$19,030
Cash equivalents:
Money market funds	10,114	—	—	10,114
	$29,144	$—	$—	$29,144
Marketable Securities:
U.S. treasury bills and bonds	$8,838	$2	$—	$8,840
Commercial paper	1,395	—	—	1,395
U.S. government and agency securities	1,492	—	(1)	1,491
	$11,725	$2	$(1)	$11,726

Spire Global, Inc.

Notes to Condensed Consolidated Financial Statements

(In thousands, except shares and per share data, unless otherwise noted)

(Unaudited)

The following table represents amortized cost and estimated fair value of marketable securities, by contractual maturity:

	March 31, 2024
	Amortized Cost	Fair Value
Due in one year or less	$12,004	$12,003

In accordance with the Company's investment policy, investments are placed in investment grade securities with high credit quality issuers, and generally limit the amount of credit exposure to any one issuer. The Company evaluates securities for impairment at the end of each reporting period. The Company did not record any impairment charges related to its available-for-sale securities during the three months ended March 31, 2024 and 2023.

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

Under the A&R L3Harris Agreement, the Company will pay a 30% share of S-AIS data revenues for the portion of exactEarth annual S-AIS data revenue which is in excess of $16,000. No revenue share was owed to L3Harris under the A&R L3Harris Agreement, with respect to AIS Analytics sales, as of or for the three months ended March, 2024 and 2023. For the three months ended March 31, 2024 and 2023, $1,238 and $1,253, respectively, was recognized in cost of revenue on the condensed consolidated statements of operations for costs incurred to acquire exclusive access rights to data generated from satellites.

The following table summarizes the operational fees commitment under the A&R L3Harris Agreement, which includes the fixed payment obligations to L3Harris:

Years ending December 31,
Remainder of 2024	$3,225
2025	4,300
2026	4,300
2027	4,300
2028	4,300
Thereafter	11,189
$31,614

Litigation

At times, the Company is party to various claims and legal actions arising in the normal course of business. Although the ultimate outcome of these matters is not presently determinable, management believes that the resolution of all such pending matters, based on an assessment of the current facts and circumstances, will not have a material adverse effect on the Company’s business, results of operations, financial condition or cash flows; however, there can be no assurance that the ultimate resolution of these matters will not have a material impact on the Company’s condensed consolidated financial statements in any period.

10.
Stock-Based Compensation

In connection with the Closing, the Company adopted the 2021 Equity Incentive Plan (the “2021 Plan”) and the 2021 Employee Stock Purchase Plan (“2021 ESPP”). The number of shares available for issuance under the 2021 Plan is increased on the first day of each fiscal year, beginning on January 1, 2022, in an amount as provided in the 2021 Plan. Pursuant to this automatic increase feature of the 2021 Plan, 1,054,867 shares were added as available for issuance thereunder on January 1, 2024. As of March 31, 2024, 818,433 shares were available for issuance under the 2021 Plan.

The number of shares available for issuance under the 2021 ESPP is increased on the first day of each fiscal year, beginning on January 1, 2022, in an amount as provided in the 2021 ESPP. Pursuant to this automatic increase feature of the 2021 ESPP, 210,973 shares were added as available for issuance thereunder on January 1, 2024. As of March 31, 2024, 743,659 shares were available for issuance under the 2021 ESPP.

Spire Global, Inc.

Notes to Condensed Consolidated Financial Statements

(In thousands, except shares and per share data, unless otherwise noted)

(Unaudited)

The following table summarizes stock option activity under our equity compensation plans:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term
			(in years)
Options outstanding as of December 31, 2023	2,198,552	$17.11	5.0
Granted	—	$—
Exercised	(37,536)	$7.13
Forfeited, canceled, or expired	(166,413)	$22.26
Options outstanding as of March 31, 2024	1,994,603	$16.87	5.1
Vested and expected to vest at March 31, 2024	1,994,603	$16.87	5.1
Exercisable at March 31, 2024	1,762,321	$16.74	4.8

The Company received $267 in cash proceeds from options exercised during the three months ended March 31, 2024, and there were no options exercised during the three months ended March 31, 2023. There were no options granted during the three months ended March 31, 2024 and 2023.

The following table summarizes restricted stock unit ("RSU") activity under the 2021 Plan:

	Number of RSUs	Weighted Average Grant Date Fair Value per Share
Outstanding as of December 31, 2023	1,847,583	$10.17
RSUs granted	1,905,380	$13.61
RSUs vested	(204,511)	$12.49
RSUs forfeited	(784,990)	$13.48
Outstanding as of March 31, 2024	2,763,462	$11.43

For RSUs with service-based vesting conditions, the fair value is calculated based upon the Company’s closing stock price on the date of grant, and the stock-based compensation expense is recognized over the applicable grant vesting term, generally four years.

As of March 31, 2024, there was $31,078 of total unrecognized compensation expense related to options and RSUs expected to be recognized over a weighted average-period of 1.95 years.

The following table summarizes the components of total stock-based compensation expense based on roles and responsibilities of the employees within the condensed consolidated statements of operations:

	Three Months Ended March 31,
	2024	2023
Cost of revenue	$61	$77
Research and development	1,018	651
Sales and marketing	675	437
General and administrative	1,874	1,481
	$3,628	$2,646

11.
Net Loss per Share

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders:

	Three Months Ended March 31,
	2024	2023
Numerator:
Net loss	$(25,256)	$(17,673)
Denominator:
Weighted-average shares used in computing basic and diluted net loss per share	21,813,045	18,096,363
Basic and diluted net loss per share	$(1.16)	$(0.98)

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

The Company excluded the following potential shares of Class A common stock, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share for the three months ended March 31, 2024 and 2023, because including them would have had an anti-dilutive effect:

	Three Months Ended March 31,
	2024	2023
Stock options and 2021 ESPP	2,028,412	2,422,401
RSUs	2,763,462	1,442,755
Securities Purchase Agreement Warrants	2,142,858	—
Credit Agreement Warrants	1,058,940	461,860
	7,993,672	4,327,016

12. Subsequent Events

On April 8, 2024, the Company entered into the Third Amendment with Blue Torch and the Lenders, which amends the Blue Torch Financing Agreement to (i) increase the maximum debt to EBITDA leverage ratio for the monthly periods ending June 30, 2024, July 31, 2024 and August 31, 2024, and to decrease the maximum permitted ratio thereafter, and (ii) amend the minimum liquidity covenant to require liquidity of at least $20,000 at all times, commencing on April 8, 2024, which represents a $10,000 decrease from the requirement in effect immediately prior to the effective date of the Third Amendment. On April 8, 2024, in accordance with the terms of the Third Amendment, the Company made a prepayment to Blue Torch of $10,000 in principal, plus an early termination fee of $200.

In April 2024, the Company recorded an impairment charge of $3,510 for a decommissioned satellite. The impairment was recognized following the Company's standard operating procedure after communication with the satellite was lost in April 2024 and was unable to be reestablished.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and related notes thereto included in this Quarterly Report on Form 10-Q and the audited consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Form 10-K”). This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated by these forward-looking statements as a result of many factors. Factors that could cause or contribute to such differences include those identified below and those discussed in the section titled “Risk Factors” in the 2023 Form 10-K. Our historical results are not necessarily indicative of the results that may be expected for any period in the future.

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

Highlights from the Three Months Ended March 31, 2024

•
Our revenue was $25.7 million, an increase of 6% from the three months ended March 31, 2023.
•
We were awarded a $9.4 million contract by the National Oceanic and Atmospheric Administration (“NOAA”) for Satellite Weather Data (RO).
•
We launched the first commercial space situational awareness satellite constellation for NorthStar Earth & Space.
•
We and Signal Ocean began collaborating to drive digitalization of the maritime economy and Signal Ocean made a $10 million strategic investment in the Company.
•
We were awarded €8.4M by the European Maritime Safety Agency (EMSA) for the provision of SAT-AIS data services.
•
We began collaborating with NVIDIA to enhance AI-driven weather prediction.
•
We announced a space services deal to scale constellation for HANCOM InSpace.

Macroeconomic and Geopolitical Impact

Over the past two years, we have been impacted by the macroeconomic environment, such as fluctuations in foreign currencies, increasing interest rates and geopolitical conflicts like the Russian invasion of Ukraine, Israel's war with Hamas and the increased tensions between China and the U.S.

The U.S. dollar exhibited a modest decrease in strength against the local functional currencies of our foreign subsidiaries for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023. This had a marginal positive impact on our revenue, as about one-third of our sales are conducted in foreign currencies. Conversely, it had a marginal unfavorable impact on our expenses, given that a majority of our workforce resides in countries other than the United States.

The macroeconomic environment has caused existing or potential customers to re-evaluate their decision to purchase our offerings, at times resulting in additional customer discounts, extended payment terms, longer sales cycles, and a few contract cancellations. Particularly, the U.S. Congress' delay in approving appropriations bills negatively impacted the timeliness of some of our U.S. federal government orders and revenues expected in the first quarter of 2024.

Increasing interest rates in the three months ended March 31, 2024 compared to the three months ended March 31, 2023 resulted in higher interest expenses, as our credit facility is based on a floating interest rate. The Russian invasion of Ukraine and the continued conflict created additional global sanctions, which at times caused scheduling shifts or launch cancellations by third-party satellite launch providers and negatively impacted the availability of launch windows and our constellation replenishment efforts.

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

Key Factors Affecting Our Performance

We believe that our current and future performance depends on many factors, including, but not limited to, those described below. While these areas present significant opportunity, they also present risks that we must manage to achieve successful results. For additional information about these risks, see the section titled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Form 10-K”). If we are unable to address these risks, our business and results of operations could be adversely affected.

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

We track our progress landing new customers by measuring the number of ARR Solution Customers (as defined below) we have from one fiscal period to the next. The number of ARR Solution Customers decreased to 708 as of March 31, 2024. We track our increases and decreases in our customer contract values by measuring our ARR Net Retention Rate (as defined below). Our ARR Net Retention Rate was 102% for the three months ended March 31, 2024 and 108% for the three months ended March 31, 2023.

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

Impact of the Solar Cycle on our Assets' Remaining Life

A stronger solar cycle has the potential to impact some of our satellites, accelerating their deorbiting and shortening their useful lives. The solar cycle is the cycle that the Sun’s magnetic field goes through approximately every 11 years. In 2019, NOAA, NASA, and the International Space Environment Services panel forecasted that Solar Cycle 25 (December 2019 to approximately 2030) would be relatively weak after a relatively weak Solar Cycle 24 (December 2008 to December 2019). Subsequently, NOAA noted that Solar Cycle 24 was the weakest cycle in 100 years with sunspots reaching a maximum of 116 – below the average of 179. In October of 2023, NOAA updated their projection for the strength and duration of Solar Cycle 25, stating that the cycle is expected to be more intense than Cycle 24, and predicting that the peak of the cycle would be earlier, by the end of 2024. A stronger solar cycle may accelerate the deorbiting of our satellites sooner than expected or planned. Our ability to minimize the solar cycle impact, our ability to replenish our existing constellation in a timely manner and the costs associated with these actions may adversely affect our results of operations.

Investment in Growth

We continue investing in growing our business and capitalizing on our market opportunities while balancing the uncertainties from the macroeconomic environment and geopolitical factors. We intend to continue to add headcount to our global sales and marketing teams to acquire new customers and to increase sales to existing customers. We also intend to continue to add headcount as needed to our research and development teams and otherwise invest to improve and innovate our nanosatellite, ground station and data analytics technologies. For the three months ended March 31, 2024, our spending on research and development increased by $0.2 million, or 3%, from the three months ended March 31, 2023. Our total headcount across all functions increased from 418 employees as of March 31, 2023, to 430 employees as of March 31, 2024. The costs of these investments may adversely affect our results of operations, but we believe that these investments will contribute to our long-term growth.

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

Impact of Foreign Exchange Rates

We report in U.S. dollars, and the functional currency of our foreign operating subsidiaries is the local currency, including the Euro, the British Pound, the Singapore Dollar and the Canadian Dollar. The U.S. dollar exhibited a modest decrease in strength against the local functional currencies of our foreign subsidiaries for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023. This had a marginal positive impact on our revenue, as about one-third of our sales are conducted in foreign currencies. Conversely, it had a marginal unfavorable impact on our expenses, given that a majority of our workforce resides in countries other than the United States. Approximately 31% of our revenues were generated in non-U.S. dollar-denominated currencies. The financial statements of these subsidiaries are translated into U.S. dollars using exchange rates in effect at each balance sheet date for assets and liabilities and average exchange rates during the period for revenues and expenses. To the extent we experience significant currency fluctuations, our results of operations may be impacted.

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

Our ARR growth in the three months ended March 31, 2024 was driven by increasing the amount of ARR business with our existing customers. Due in part to the timing of some of our project-based contracts, including when engagements start and stop, our ARR has fluctuated from period to period in the past, and we expect our ARR to continue to fluctuate from period to period in the future. ARR is a leading indicator and accordingly will tend to outpace the impact on our revenue as we recognize the contract value of various agreements over time.

The following table summarizes our ARR as of each period end indicated:

	As of March 31,
(dollars in thousands)	2024	2023	% Change
ARR	$120,890	$104,763	15%

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

The decrease in each of our ARR Customers and ARR Solution Customers at the dates presented was driven by our move to de-emphasize sales to customers with very low ARR or revenue. We expect this strategy to increase our ARR and revenue per customer, increase our ARR in total, and reduce our customer count as we drive towards the most efficient use of our resources.

The following table summarizes the number of our ARR Customers and ARR Solution Customers as of each period end indicated:

	As of March 31,
	2024	2023	% Change
ARR Customers	672	755	(11)%
ARR Solution Customers	708	781	(9)%

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

The following table summarizes our ARR Net Retention Rate for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023	% Change
ARR Net Retention Rate	102%	108%	(6)%

Our ARR Net Retention Rate can be impacted from period to period by large increases or decreases in customer contract value and large decreases in contract value from customers that have not renewed their contracts with us. An ARR Net Retention Rate greater than 100% is an indication that we are growing the value of the solutions our customers are purchasing from us at a fiscal period end versus the prior fiscal period end. An ARR Net Retention Rate less than 100% is an indication that the value of the solutions our customers are purchasing from us declined at a fiscal period end versus the prior fiscal period end. For the three months ended March 31, 2024, our ARR Net Retention Rate decreased 6% from the three months ended March 31, 2023. This decrease was driven primarily by the reduced value of NOAA's RO weather award in the three months ended March 31, 2024 as compared to the value of the corresponding award in the three months ended March 31, 2023.

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

Loss on Decommissioned Satellites. Loss on decommissioned satellites consists of the write-off of the remaining capitalized costs associated with the manufacture and launch of our satellites prior to the end of the satellite’s useful life. We contract with third-party companies to launch, carry and deploy our satellites into space. A loss could result from a third-party launch or deployer failure, a technical failure of the satellite, or the deorbit or decommissioning of a satellite before the end of the satellite’s useful life. A technical failure could include a satellite that is not able to communicate with our network of ground stations or fulfill its intended technical mission for a duration greater than one month. The loss amount is presented net of any insurance proceeds received. Due to the nature of these events, we cannot predict the magnitude or frequency of future satellite deorbit and launch failure losses. While we sometimes purchase launch insurance when financially practical, the proceeds from these policies will typically only cover a portion of our loss in the event of an unplanned satellite deorbit or launch failure. We incurred a $0.2 million loss on decommissioned satellites for the three months ended March 31, 2024 and no loss on decommissioned satellites for the three months ended March 31, 2023.

Other Income (Expense)

Interest Income. Interest income includes interest earned on our cash balances and short-term marketable securities.

Interest Expense. Interest expense includes interest costs associated with our debt and amortization of deferred financing costs.

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

Other Expense, Net. Other expense, net consists primarily of tax credits, grant income, share of equity investment loss, sales and local taxes, and write-off of certain prepaid assets and legal settlements.

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

Results of Operations

Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023

The following tables set forth selected condensed consolidated statements of operations data for each of the periods indicated:

	Three Months Ended March 31,
(in thousands)	2024	2023
Revenue	$25,688	$24,168
Cost of revenue(1)	12,546	10,360
Gross profit	13,142	13,808
Operating expenses(1):
Research and development	9,909	9,663
Sales and marketing	5,118	6,850
General and administrative	9,818	11,770
Loss on decommissioned satellites	178	—
Total operating expenses	25,023	28,283
Loss from operations	(11,881)	(14,475)
Other income (expense):
Interest income	454	565
Interest expense	(5,053)	(4,578)
Change in fair value of contingent earnout liability	(45)	76
Change in fair value of warrant liabilities	(4,202)	746
Issuance of stock warrants	(2,399)	—
Foreign exchange (loss) gain	(1,538)	1,024
Other expense, net	(551)	(762)
Total other expense, net	(13,334)	(2,929)
Loss before income taxes	(25,215)	(17,404)
Income tax provision	41	269
Net loss	$(25,256)	$(17,673)

(1)
Includes stock-based compensation as follows:

	Three Months Ended March 31,
(in thousands)	2024	2023
Cost of revenue	$61	$77
Research and development	1,018	651
Sales and marketing	675	437
General and administrative	1,874	1,481
Total stock-based compensation	$3,628	$2,646

Revenue

	Three Months Ended March 31,
(dollars in thousands)	2024	2023	% Change
Revenue	$25,688	$24,168	6%

Total revenue increased $1.5 million, or 6%, driven primarily by increasing the amount of ARR business with our existing customers combined with growth in revenue recognized for milestone-based projects, partially offset by a decrease in our RO-based revenue primarily from the reduced value of NOAA's RO weather award in the three months ended March 31, 2024 as compared to the value of the corresponding award in the three months ended March 31, 2023. Our ARR Customers decreased 11%, from 755 as of March 31, 2023 to 672 as of March 31, 2024. This was aligned with our stated move to de-emphasize sales to customers with very low ARR or revenue. Our ARR Net Retention Rate was 102% for the three months ended March 31, 2024 compared to 108% for the three months ended March 31, 2023, driven primarily by the reduced value of NOAA’s RO weather award.

For the three months ended March 31, 2024, we derived 55% of our revenue from the Americas, 36% of our revenue from Europe, Middle East, Africa (“EMEA”) and 8% of our revenue from Asia Pacific (“APAC”). For the three months ended March 31, 2023, we derived 53% of our revenue from the Americas, 36% of our revenue from EMEA and 11% of our revenue from APAC. For the three months ended March 31, 2024, we derived 66% of our revenue from subscription arrangements, compared to 78% for the three months ended March 31, 2023. This percentage mix can fluctuate significantly from period to period driven primarily by the timing of the non-subscription revenue recognition in our contracts.

Cost of Revenue

	Three Months Ended March 31,
(dollars in thousands)	2024	2023	% Change
Total cost of revenue	$12,546	$10,360	21%
Gross profit	13,142	13,808	(5)%
Gross margin	51%	57%	(6)%
Headcount (at end of period)	36	41	(12)%

Cost of revenue increased $2.2 million, or 21%, primarily driven by an increase in depreciation expense of $2.9 million and partially offset by a decrease in computing costs of $0.3 million, a decrease in personnel costs of $0.3 million and a decrease in other miscellaneous expenses of $0.1 million. The increase in depreciation expense was primarily driven by a reset of the estimated useful lives of our satellites to account for the potential impact of increased solar activity related to the current solar cycle. The decrease in computing costs was driven by cloud platform efficiencies. The decrease in personnel costs was driven by an overall reduction in headcount.

Gross margin for the three months ended March 31, 2024 and 2023 was 51% and 57%, respectively. The decrease was driven primarily by higher depreciation expense as described above. This metric can fluctuate significantly from period to period driven primarily by the timing of the revenue as well as the timing of our technology investments to support future revenue.

We expect cost of revenue, including depreciation and amortization expenses, third-party operating costs and royalties, and high-powered computing costs, to decrease in absolute dollars during the remainder of the year as accelerated depreciation declines to reflect our constellation replenishment efforts. We anticipate gross margins to increase closer to the 65-70% level as a consequence of our sales increases and reductions in cost of revenue.

Operating Expenses

Operating expenses consist of our research and development, our sales and marketing, and our general and administrative expenses, as well as loss on decommissioned satellites in some periods. As we continue to invest in our growth, including through hiring additional personnel, we expect our operating expenses to increase in absolute dollars as revenue grows; however, we expect our operating expenses as a percentage of revenue to decrease over time.

Research and Development

	Three Months Ended March 31,
(dollars in thousands)	2024	2023	% Change
Research and development	$9,909	$9,663	3%
Percentage of total revenue	39%	40%
Headcount (at end of period)	232	211	10%

Research and development expenses increased $0.2 million, or 3%, primarily driven by an increase in professional services fees of $0.2 million, an increase in software expenses of $0.2 million and an increase in personnel costs of $0.1 million, partially offset by a decrease in bonus expenses of $0.3 million. The increase in professional services fees and software expenses was driven by additional technical resources required to support new development processes and capabilities. The increase in personnel costs was driven by overall growth in headcount.

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

Sales and Marketing

	Three Months Ended March 31,
(dollars in thousands)	2024	2023	% Change
Sales and marketing	$5,118	$6,850	(25)%
Percentage of total revenue	20%	28%
Headcount (at end of period)	70	80	(13)%

Sales and marketing expenses decreased $1.7 million, or 25%, primarily driven by a decrease in bad debt expenses of $0.8 million, a decrease in bonus expenses of $0.4 million, a decrease in personnel costs of $0.2 million, a decrease in marketing expenses of $0.2 million and a decrease in other miscellaneous operating expenses of $0.1 million. The decrease in bad debt expenses was driven by cash collections and recovery efforts. The decrease in personnel costs was driven by an overall reduction in headcount. The decrease in marketing expenses was driven by lower advertising and event spend compared to the prior year quarter.

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

General and Administrative

	Three Months Ended March 31,
(dollars in thousands)	2024	2023	% Change
General and administrative	$9,818	$11,770	(17)%
Percentage of total revenues	38%	49%
Headcount (at end of period)	92	86	7%

General and administrative expenses decreased $2.0 million, or 17%, primarily driven by a decrease in bonus expenses of $0.7 million, a reduction in insurance costs of $0.4 million and a reduction in professional services of $0.4 million. The decrease in bonus expenses was driven by lower bonus accruals for management. The decrease in business insurance costs was driven by an improvement in annual rates particularly on directors and officers insurance. The reduction in professional services was driven by lower legal and accounting service fees versus the prior year period.

We expect our general and administrative expenses to generally grow in absolute dollars in future periods as our employee-related expenses increase to support our revenue growth; however, we expect our general and administrative expenses as a percentage of revenue to decrease as revenue growth exceeds our increases in general and administrative spend.

Loss on Decommissioned Satellites

	Three Months Ended March 31,
(dollars in thousands)	2024	2023	% Change
Loss on decommissioned satellites	$178	$—	*
Percentage of total revenues	1%	—%

*Not Meaningful

In the three months ended March 31, 2024, we recognized a non-cash expense of $0.2 million on decommissioned satellites prior to the ends of their useful lives. There were no satellites decommissioned or impaired in the three months ended March 31, 2023.

Due to the nature of these events, we cannot predict the magnitude or frequency of future decommissioning losses. While we sometimes purchase launch insurance when financially practical, the proceeds from these policies will typically only cover a portion of our loss in the event of an unplanned satellite deorbit or launch failure.

Other Income (Expense)

	Three Months Ended March 31,
(dollars in thousands)	2024	2023	% Change
Interest income	$454	$565	(20)%
Interest expense	$(5,053)	$(4,578)	10%
Change in fair value of contingent earnout liability	$(45)	$76	(159)%
Change in fair value of warrant liabilities	$(4,202)	$746	(663)%
Issuance of stock warrants	$(2,399)	$—	*
Foreign exchange (loss) gain	$(1,538)	$1,024	(250)%
Other expense, net	$(551)	$(762)	(28)%

*Not Meaningful

Interest income decreased by $0.1 million driven by lower short-term marketable securities available for investments.

Interest expense increased $0.5 million, or 10%, primarily as a result of incurring higher interest and amortized debt issuance costs associated with our Blue Torch Finance LLC (“Blue Torch”) term loan.

Change in fair value of contingent earnout liability was an immaterial loss in the three months ended March 31, 2024 compared to a gain of $0.1 million in the three months ended March 31, 2023, a reduction of 159%. The loss in three months ended March 31, 2024 was driven by an increase in the fair value of the liability driven by appreciation of the underlying stock price in the period. The gain in the prior period was primarily driven by the decrease in the fair value of the liability due to the decline in the underlying stock price during the period. For additional information, see Notes 2 and 8 to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q and Notes 2 and 8 to our consolidated financial statements included in our 2023 Form 10-K.

Change in fair value of warrant liabilities was a loss of $4.2 million in the three months ended March 31, 2024 compared to a gain of $0.7 million in the three months ended March 31, 2023, a reduction of 663%. The $4.2 million loss in the three months ended March 31, 2024 was primarily driven by the appreciation of the underlying stock valuation for the warrants issued to Blue Torch and subsequently amended in July 2023.

Issuance of stock warrants was a net loss of $2.4 million in the three months ended March 31, 2024 compared to no such expense in the three months ended March 31, 2023. In March 2024, we entered into a definitive Securities Purchase Agreement with institutional investors that included the issuance of stock warrants.

We recognized a foreign exchange loss of $1.5 million in the three months ended March 31, 2024 compared to a foreign exchange gain of $1.0 million in the three months ended March 31, 2023. The loss in 2024 was driven mainly by the revaluation of intercompany balances between our Luxemburg entity and the US denominated in U.S. dollars. The strengthening of the U.S. dollar for the period ended March 31, 2024 relative to Europe at December 31, 2023 triggered the revaluation and unrealized losses. The gain in the three months ended March 31, 2023 was a consequence of the U.S. dollar weakening during the period relative to the local currencies of our subsidiaries at year end 2022. The driver was also unrealized foreign exchange from intercompany balances owed from Luxemburg to our U.S. entities denominated in U.S. dollars.

Other expense, net was $0.6 million for the three months ended March 31, 2024, a decrease of 28% relative to the three months ended March 31, 2023, mostly driven by lower state taxes.

Income Tax Provision

	Three Months Ended March 31,
(dollars in thousands)	2024	2023	% Change
Income tax provision	$41	$269	(85)%

Income tax provision decreased $0.2 million, or 85%, primarily driven by the research and development expenditure deduction in our U.K. subsidiary.

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

The following table outlines the reconciliation from net loss to Adjusted EBITDA for the periods indicated:

	Three Months Ended March 31,
(in thousands)	2024	2023
Net loss	$(25,256)	$(17,673)
Depreciation & amortization	6,837	3,916
Interest, net	4,599	4,013
Taxes	41	269
EBITDA	(13,779)	(9,475)
Change in fair value of contingent earnout liability	45	(76)
Change in fair value of warrant liabilities	4,202	(746)
Issuance of stock warrants	2,399	—
Foreign exchange loss (gain)	1,538	(1,024)
Other expense, net	551	762
Stock-based compensation	3,628	2,646
Mergers and acquisition related expenses	—	1,015
Loss on decommissioned satellites	178	—
Other acquisition accounting amortization	170	166
Adjusted EBITDA	$(1,068)	$(6,732)

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

Liquidity and Capital Resources

Our principal sources of liquidity to fund our operations are from cash and cash equivalents and marketable securities, which totaled $64.0 million as of March 31, 2024, mainly from net proceeds from borrowings under the Blue Torch Credit Facility (as defined below), proceeds from the Private Placement and Offering (each as defined below), and the sale of common stock under the Equity Distribution Agreement with Canaccord Genuity LLC, as sales agent (the "Equity Distribution Agreement"). Of the $64.0 million total, $52.0 million was in cash and cash equivalents of which approximately $12.8 million was held outside of the United States. The remaining $12.0 million was held in short-term marketable securities, all of which was held in the United States and which can be converted to cash with minimal transaction costs. These amounts compare to cash and cash equivalents, and marketable securities of $40.9 million as of December 31, 2023, of which $29.1 million was in cash and cash equivalents with $13.7 million held outside of the United States. The remaining $11.7 million was held in short-term marketable securities. The cash and cash equivalent amounts are exclusive of restricted cash which totaled $0.5 million as of each of March 31, 2024 and December 31, 2023.

On February 4, 2024, we entered into a securities purchase agreement for the issuance and sale of 833,333 shares of our Class A common stock to Signal Ocean Ltd at a price of $12.00 per share (the “Private Placement”). The Private Placement closed on February 8, 2024, resulting in gross proceeds to us of $10.0 million.

On March 21, 2024, we entered into a Securities Purchase Agreement with institutional investors (the “Investors”), pursuant to which we issued and sold in a registered direct offering (the “Offering”), (i) an aggregate of 2,142,858 shares of Class A common stock and (ii) warrants exercisable for an aggregate of 2,142,858 shares of Class A common stock ("Securities Purchase Agreement Warrants") to the Investors. Each share of Class A common stock and accompanying Securities Purchase Agreement Warrant to purchase one share of Class A common stock was sold at an offering price of $14.00. The aggregate gross proceeds to us from the Offering totaled $30,000 before deducting the placement agent’s fees and related offering expenses. The Securities Purchase Agreement Warrants have an exercise price equal to $14.50 per share of Class A common stock, are exercisable for a term beginning on March 25, 2024 and will expire on July 3, 2024.

We expect that our principal source of liquidity will be our cash and cash equivalents balance. We currently believe that we will meet our minimum liquidity covenant, as well as all other financial covenants under the Blue Torch Financing Agreement (as defined below), at each applicable measurement point over the period of at least one year from the issuance of the March 31, 2024 condensed consolidated financial statements, and that we will have sufficient working capital to operate for a period of at least one year from the issuance of the March 31, 2024 condensed consolidated financial statements, in each case based on our current cash and cash equivalent balance and expected future financial results. The sufficiency of our working capital and our ability to meet our financial covenants will depend on many factors, including our growth rate, the timing and extent of spending to support solution development efforts, the expansion of sales and marketing activities, the ongoing investments in technology infrastructure, the introduction of new and enhanced solutions, and the continuing market acceptance of our solutions, all of which are subject to risks, uncertainties, and other factors that may cause actual results to differ materially. From time to time, we may seek additional equity or debt financing to fund capital expenditures, strategic initiatives or investments and our ongoing operations. In the event that we decide, or are required, to seek additional financing from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired or unable to meet the minimum liquidity covenant or other financial covenants under the Blue Torch Financing Agreement, our business, financial condition, and results of operations could be adversely affected.

Blue Torch Credit Agreement

On June 13, 2022, we, as borrower, and certain of our subsidiaries, as guarantors, entered into a financing agreement (the “Blue Torch Financing Agreement”) with Blue Torch Finance LLC, as administrative agent and collateral agent, and certain lenders (the “Lenders”). The Blue Torch Financing Agreement provides for, among other things, a term loan facility in an aggregate principal amount of up to $120.0 million (the “Blue Torch Credit Facility”). A portion of the proceeds of the term loan was used to repay our then-existing $70.0 million credit facility with FP Credit Partners, L.P., and the remainder of the proceeds of the term loan may be used for general corporate purposes.

The Blue Torch Credit Facility is scheduled to mature on June 13, 2026, upon which we must repay the outstanding principal amount of any outstanding loans thereunder, together with all accrued but unpaid interest, fees and other obligations owing under the Blue Torch Credit Facility. Subject to certain exceptions, prepayments of the Blue Torch Credit Facility will be subject to early termination fees in an amount equal to 3.0% of the principal prepaid if prepayment occurs on or prior to the first anniversary of the closing date, 2.0% of principal prepaid if prepayment occurs after the first anniversary of the closing date but on or prior to the second anniversary of the closing date and 1.0% of principal prepaid if prepayment occurs after the second anniversary of the closing date but on or prior to the third anniversary of the closing date, plus if prepayment would have occurred on or prior to the first anniversary of the closing date, a make-whole amount equal to the amount of interest that would have otherwise been payable through the maturity date of the Blue Torch Credit Facility.

The $120.0 million term loan was available and drawn at closing, of which $19.7 million was placed in an escrow account by Blue Torch with such amount to be released upon our achieving certain metrics related to annualized recurring revenue and a total annualized recurring revenue leverage ratio. These metrics were achieved and the $19.7 million was released from the escrow account and delivered to us in February 2023. The term loan accrues interest at a floating rate, to be based, at our election, on either a reference rate or a 3-month Term Secured Overnight Financing Rate ("SOFR") rate (subject to a 1.0% floor), plus an interest rate margin of 7.0% for reference rate borrowings and 8.0% for 3-month Term SOFR borrowings, plus an incremental Term SOFR margin of 0.26161%. We elected the Term SOFR rate which was 13.5766% as of March 31, 2024. Principal on the term loan is only payable at maturity and interest on the term loan is due and payable quarterly for Term SOFR borrowings. We are also required to pay other customary fees and costs in connection with the Blue Torch Credit Facility, including a commitment fee in an amount equal to $2.4 million on the closing date, a $0.3 million agency fee annually and an exit fee in an amount equal to $1.8 million upon termination of the Blue Torch Financing Agreement.

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

The Blue Torch Financing Agreement contains customary affirmative and negative covenants limiting our ability and the ability of our subsidiaries to, among other things, dispose of assets, undergo a change in control, merge or consolidate, make acquisitions, incur debt, incur liens, pay dividends, repurchase stock and make investments, in each case subject to certain exceptions. We must also comply with a maximum debt to annualized recurring revenue leverage ratio financial covenant tested monthly during the first two years of the Blue Torch Financing Agreement, a maximum debt to EBITDA leverage ratio financial covenant tested monthly during the third and fourth years of the Blue Torch Financing Agreement and a minimum liquidity financial covenant tested at all times. As of March 31, 2024, we were in compliance with all applicable financial covenants under the Blue Torch Financing Agreement.

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

On September 27, 2023, we entered into the Waiver and Amendment No. 2 to Financing Agreement (the “Waiver and Amendment”) with Blue Torch and the Lenders, which amends the Blue Torch Financing Agreement to (a) waive an event of default under the Blue Torch Financing Agreement arising out of the total annualized recurring revenue leverage ratio being greater than the permitted ratio, (b) amend the financial covenants to provide covenant relief from the maximum debt to annualized recurring revenue leverage ratio and the maximum debt to EBITDA leverage ratio set forth in the Blue Torch Financing Agreement for future periods, and (c) provide for a second amendment exit fee. The second amendment exit fee is $1.8 million (which is an amount equal to one and a half percent (1.50%) of the aggregate outstanding principal balance of the term loans on the effective date of the Waiver and Amendment), bears interest from the date of the Waiver and Amendment at Adjusted Term SOFR for a 3-month interest period plus the applicable margin under the Financing Agreement, and is payable to Blue Torch by us in cash upon the termination of the Blue Torch Financing Agreement, either as a result of acceleration of the loans or at the final maturity date. The Waiver and Amendment required a repayment by the Company of $2.5 million of the outstanding principal balance of the term loans on October 2, 2023, with a prepayment premium of $0.05 million. The Waiver and Amendment also requires additional reporting if our liquidity level is less than $35.0 million at any time during a month and revises the minimum liquidity covenant to require liquidity of at least $30.0 million at all times, commencing on September 30, 2023, which in both cases represent a $5.0 million incremental change from the original requirements. We were in compliance with all applicable financial covenants as of March 31, 2024.

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

On April 8, 2024, we entered into Amendment No. 3 to Financing Agreement (the “Third Amendment”) with Blue Torch and the Lenders, which amends the Blue Torch Financing Agreement to (i) increase the maximum debt to EBITDA leverage ratio for the monthly periods ending June 30, 2024, July 31, 2024 and August 31, 2024 and to decrease the maximum permitted ratio thereafter, and (ii) amend the minimum liquidity covenant to require liquidity of at least $20.0 million at all times, commencing on April 8, 2024, which represents a $10.0 million decrease from the requirement in effect immediately prior to the effective date of the Third Amendment. On April 8, 2024, in accordance with the terms of the Third Amendment, we made a repayment to Blue Torch of $10.0 million in principal, plus an early termination fee of $0.2 million.

Government Loan

As part of the Acquisition in November 2021, we assumed a loan agreement with the Strategic Innovation Fund ("SIF") which was recorded at fair value of the debt. As of March 31, 2024, $5.0 million was included in long-term debt, non-current on our unaudited condensed consolidated balance sheets related to the SIF loan agreement. Under this agreement and subsequent amendment, we were eligible to receive funding for certain expenditures incurred from February 13, 2018 to May 12, 2023, up to a maximum of $5.7 million. The loan is repayable in 15 annual payments beginning February 28, 2026 and has a stated interest rate of zero.

For additional information, see Note 6 to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Equity Distribution Agreement

On September 14, 2022, we entered into the Equity Distribution Agreement with Canaccord Genuity LLC, as sales agent. In accordance with the terms of the Equity Distribution Agreement, we may offer and sell shares of our Class A common stock having an aggregate offering price of up to $85.0 million from time to time through the agent pursuant to a registration statement on Form S-3, which became effective on September 26, 2022. In June 2023, we sold approximately 2.2 million shares of our Class A common stock through this arrangement, resulting in net proceeds of $7.9 million. As of March 31, 2024, approximately $76.8 million of shares were remaining, but had not yet been sold, under the Equity Distribution Agreement.

Cash Flows

The following table summarizes our net cash used in operating activities, net cash used in investing activities, and net cash provided by financing activities for the periods indicated:

	Three Months Ended March 31,
(in thousands)	2024	2023
Net cash used in operating activities	$(7,345)	$(11,290)
Net cash used in investing activities	$(8,684)	$(6,957)
Net cash provided by financing activities	$38,148	$19,886

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

Net cash used in operating activities in the three months ended March 31, 2024 was $7.3 million. This reflected our net loss of 25.3 million, adjustments for non-cash items of $19.3 million and a net decrease of $1.3 million in operating assets and liabilities. Non-cash items primarily consisted of $6.9 million of depreciation and amortization expense, $4.2 million change in fair value of warrant liabilities, $3.7 million of stock-based compensation expense, $2.4 million of issuance of stock warrants expense, $0.9 million of debt issuance amortization costs, $0.8 million of amortization of operating lease right-of-use assets, and a $0.4 million loss on decommissioned satellites and impairment of assets. Changes in operating assets and liabilities primarily included a $2.6 million increase in accounts receivable, net, a $1.5 million decrease in accounts payable, and a $0.9 million decrease in operating lease liabilities. This was partially offset by a $1.0 million increase in other accrued expenses, a $0.8 million increase in contract liabilities, a $0.6 million decrease in contract assets, a $0.5 million decrease in other long-term assets, a $0.4 million decrease in other current assets, and a $0.4 million increase in accrued wages and benefits.

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

The following table summarizes our net cash used in investing activities relating to capital expenditures by source of spend:

	Three Months Ended March 31,		%
(dollars in thousands)	2024	2023	Change
Spire platform / Infrastructure	$636	$1,354	(53)%
Customer funded (Space Services)	7,928	3,295	141%
Total CapEx	$8,564	$4,649	84%

Net cash used in investing activities in the three months ended March 31, 2024 was $8.7 million. This was driven by purchases of $10.9 million in short-term investments and $8.6 million of investment in property and equipment, partially offset by $10.8 million in maturities of short-term investments.

Net cash used in investing activities in the three months ended March 31, 2023 was $7.0 million. This was driven by purchases of $13.9 million in short-term investments and $4.7 million of investment in property and equipment, partially offset by $11.6 million in maturities of short-term investments.

Cash Flows from Financing Activities

Cash flows from financing activities relate primarily to net proceeds from the issuance of long-term debt, convertible notes, warrants and Class A common stock.

Net cash provided by financing activities in the three months ended March 31, 2024 was $38.1 million. This was driven by $37.9 million of proceeds from securities purchase agreements with Signal Ocean Ltd. and certain institutional investors and $0.3 million of proceeds from exercise of stock options.

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

There have been no material changes to our critical accounting policies and estimates as compared to those disclosed in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates" in our 2023 Form 10-K.

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

We have experienced and will continue to experience fluctuations in our net loss as a result of gains or losses related to revaluing certain asset and current liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. For the three months ended March 31, 2024 and 2023, we had a loss of $1.5 million and a gain of $1.0 million, respectively. A hypothetical 10% strengthening or weakening of the U.S. dollar relative to the currencies in which our revenue and expenses are denominated would have resulted in an increase or decrease, respectively, in our reported three months ended March 31, 2024, pre-tax loss of approximately $0.7 million.

Interest Rate Sensitivity

As of March 31, 2024, we had cash and cash equivalents totaling $52.0 million, which were held primarily in demand deposit accounts, and investment in short-term marketable securities of $12.0 million. The cash and cash equivalents are held for working capital purposes or strategic investment purposes.

We are exposed to market risks related to fluctuations in interest rates related to the Blue Torch Credit Facility. The Blue Torch Credit Facility accrues interest at a floating rate, to be based, at our election, on either a reference rate or a 3-month Term SOFR rate (subject to a 1.0% floor), plus an interest rate margin of 7.0% for reference rate borrowings and 8.0% for 3-month Term SOFR borrowings, plus an incremental Term SOFR margin of 0.26161%. Accordingly, increases in SOFR could increase our interest payments under the Blue Torch Credit Facility. For example, a hypothetical increase of 100 basis points in the interest rate of the Blue Torch Credit Facility would have an approximately $1.0 million impact on an annual basis on our results of operations. The SIF loan is interest free.

Inflation Risk

We are exposed to inflation risk. Inflationary factors, such as increases in component parts, labor and other overhead expenses, could impair our operating results. Although there has been a significant increase in inflation in recent periods, it has not had a substantial impact on our results of operations for the three months ended March 31, 2024 or 2023. However, a higher rate of inflation in the future may have a negative impact on our operational and capital expenditures which we may not be able to pass along as cost increases to our customers.

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

We performed an evaluation under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule(s) 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2024. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of March 31, 2024 because of the material weaknesses in internal control over financial reporting described below.

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

We engaged a third-party consulting firm to complete an initial Enterprise Risk Assessment ("ERA"). During fiscal 2023, with the assistance of the consulting firm, we identified key risks for technology-based organizations and interviewed management team members and the Chair of the Audit Committee to discuss key risk areas. We reviewed responses received, compiled a list of identified risks, and developed heat maps to depict the likelihood, impact, and preparedness of the Company to respond to the identified risks. Action and testing plans are being developed to address the risks and testing is in process, after which results will be monitored and reviewed with management. We are planning to perform an annual ERA to confirm that key risks remain current and relevant, and to identify any new key risk areas.

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

IT General Controls
Management designed and maintained testing and approval controls for program development to ensure that the software is aligned with business and IT requirements. This includes final approval and testing of the software prior to migration to production. Over the course of 2022 and continuing through 2024, the Company designed and implemented certain IT general controls, including controls over user access rights and privileges and change management.

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

Item 1A. Risk Factors.

Our operations and financial results are subject to various risks and uncertainties. You should carefully consider the factors described in Part I, Item 1A, "Risk Factors" in the 2023 Form 10-K, which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our stock. There have been no material changes to our risk factors included in our 2023 Form 10-K. Our business, financial condition, results of operations, or prospects could also be harmed by risks and uncertainties not currently known to us or that we currently do not believe are material.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended March 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement (as defined in the SEC’s rules).

Item 6. Exhibits

The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q, or are incorporated herein by reference, in each case as indicated below.

Exhibit Number		Incorporated by Reference
	Description	Form	File No.	Exhibit	Filing Date
3.1	Certificate of Incorporation of Spire Global, Inc.	S-1	333-259733	3.1	September 23, 2021
3.2	Certificate of Amendment to Certificate of Incorporation of Spire Global, Inc., dated August 30, 2023	8-K	001-39493	3.1	August 30, 2023
3.3	Bylaws of Spire Global, Inc.	S-1	333-259733	3.2	September 23, 2021
4.1	Form of Warrant	8-K	001-39493	4.1	March 21, 2024
10.1	Securities Purchase Agreement, dated February 4, 2024, by and among Spire Global, Inc. and Signal Ocean Ltd.	8-K	001-39493	10.1	February 8, 2024
10.2	Securities Purchase Agreement, dated as of March 21, 2024, by and among Spire Global, Inc. and the purchasers party thereto.	8-K	001-39493	10.1	March 21, 2024
10.3	Placement Agency Agreement, dated as of March 21, 2024, by and among Spire Global, Inc. and A.G.P./Alliance Global Partners	8-K	001-39493	1.1	March 21, 2024
10.4

Amendment No. 3 to Financing Agreement, dated as of April 8, 2024, among Spire Global, Inc., Spire Global Subsidiary, Inc., Austin Satellite Design, LLC, Blue Torch Finance LLC and the lenders party thereto.

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

32.1*	Certifications of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 has been formatted in Inline XBRL

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

SPIRE GLOBAL, INC.

Date: May 15, 2024	By:	/s/ Peter Platzer
Peter Platzer
Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2024	By:	/s/ Leonardo Basola
Leonardo Basola
Chief Financial Officer
(Principal Financial and Accounting Officer)