Form 10-K/A
period 2023-12-31
Spire Global, Inc.
filed 2025-03-03
CIK 1816017

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ NO ☒

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☐ NO ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

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

As of February 14, 2025, the registrant had outstanding 25,734,974 shares of Class A common stock and 1,507,325 shares of Class B common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement relating to the 2024 Annual Meeting of Stockholders, which was filed on April 23, 2024, are incorporated by reference into Part III of this Annual Report on Form 10-K/A where indicated.

Explanatory Note

Spire Global, Inc. ("we," "us," “Spire” or the “Company”) is filing this Amendment No. 1 on Form 10-K/A (the "Form 10-K/A” or “Amendment No. 1”) to amend and restate certain items in the Annual Report on Form 10-K for the fiscal year ended December 31, 2023, originally filed with the Securities and Exchange Commission (the “SEC”) on March 6, 2024 (the “Original Form 10-K”). This Form 10-K/A includes audited restated consolidated financial statements as of and for the fiscal years ended December 31, 2023 and December 31, 2022, as well as unaudited restated condensed consolidated financial information as of the quarter ends and for the interim periods in the fiscal years ended December 31, 2023 and 2022 (collectively, and including the three-month period ended, and as of , March 31, 2024, the “Affected Periods”).

As previously disclosed in the Current Report on Form 8-K filed with the SEC on August 27, 2024, the Company is restating its previously issued financial statements for the Affected Periods. In addition, the Company intends to file an amendment to its Quarterly Report on Form 10-Q for the three-month period ended March 31, 2024, originally filed with the SEC on May 15, 2024 (such report, together with this Amendment, the “Amended Reports”). All material restatement information will be included in the Amended Reports, and the Company does not intend to separately amend other filings that it has previously filed with the SEC. Accordingly, investors and other readers should rely only on the financial information and other disclosures regarding the Affected Periods in the Amended Reports and in any other future filings with the SEC (as applicable) and should not rely on any previously issued or filed reports, press releases, corporate presentations or similar communications relating to the Affected Periods.

Restatement Background

In August 2024, the Company began a comprehensive review of its accounting practices and procedures with respect to revenue recognition related to certain (i) contracts in its “Space as a Service” business (the “Space Services Contracts”) and (ii) contracts in its customer-funded or co-funded research and development arrangements (the “R&D Services Contracts”, and together with the Space Services Contracts, the “Space Services and R&D Services Contracts”).

The Company evaluated whether any of its Space Services Contracts contain embedded leases, and the Company concluded that only one Space Services Contract contains embedded leases of satellites to the customer. This contract was historically accounted for in the same manner as other Space Services Contracts, for which revenue was recognized separately for project-based deliverables, and the costs to build and launch the satellites were historically capitalized as the Company's property and equipment. The Company assessed its embedded leases in accordance with Accounting Standards Codification (“ASC”) Topic 842. Since the construction work contemplated in the contract was controlled and fully paid by the customer during the construction period, the Company accounted for its role in construction in accordance with ASC Topic 606, and the Company determined that revenue for the contract with embedded leases should have been allocated to each performance obligation and recognized separately: over time for the design/build of satellites controlled by the customer, utilizing an input method based on a cost-to-cost measure of progress over the period from initial design to launch; at the point in time when the launch occurred for launch service; over time utilizing an output method based on the number of satellite months as the measure of progress for operating the satellite; and when (or as) the underlying future services are transferred, or when the options expire, for material rights. The costs to build the customer-controlled satellites should have been recognized as cost of revenue as incurred, and any prepaid fees for launch services should have been capitalized to other current assets and expensed when the launch occurs.

The Company determined that its historical accounting for Space Services Contracts that do not contain embedded leases, primarily revenue recognition for pre-space mission activities, was incorrect. It was determined that these Space Services Contracts have one performance obligation for the space services under the contract. The Company concluded that no revenue should have been recognized for pre-space mission activities and that revenue should instead be recognized over time, utilizing an output measure of progress based on satellite months, during the service period of the satellites.

As part of the review, the Company also identified that in addition to space services, certain Space Services Contracts had an additional performance obligation for a customer’s material right to purchase additional satellites or services in the future at a discounted price, which resulted in the transaction price being allocated to the material rights in addition to the space service performance obligation. Revenue allocated to material rights is recognized over the period of service to which the material right relates or at the time the material right expires.

The Company issued a note receivable to the customer of one of its Space Services Contracts during the Affected Periods. The Company concluded during its reevaluation of its accounting practices that an allowance for current expected credit loss related to the notes receivable should have been recorded at the inception of the note receivable and reevaluated during each following accounting period.

For R&D Services Contracts, the Company determined that its previous revenue recognition practice did not accurately represent the pattern of control transfer for the related intellectual property under the contract. The Company concluded that the pattern of control transfer for the intellectual property occurs over time as the Company performs its research and development activities, and therefore its revenue recognition practice should be corrected to represent this pattern. The Company also concluded that the costs associated with the R&D Services Contracts were inappropriately included in research and development expense rather than in cost of revenue within the consolidated statements of operations.

As a result of its comprehensive review, the Company determined that material corrections to its previously issued consolidated financial statements for the Affected Periods were required related to consideration of embedded leases for a Space Services Contract, recognition of an allowance for current expected credit loss related to a note receivable issued to a customer, revenue recognition for Space Services and R&D Services Contracts, and income statement classification of costs related to R&D Services Contracts.

The accounting errors detailed above caused misstatements to revenue, cost of revenue, research and development expense, other expense, income tax provision, accumulated other comprehensive loss, contract assets, contract liabilities, property and equipment, and allowance for current expected credit loss related to a note receivable issued to a customer on the Company’s consolidated balance sheets, consolidated statements of operations, consolidated statements of comprehensive loss, consolidated statements of changes in stockholders' equity and consolidated statements of cash flows as of and for the Affected Periods.

Additionally, the Company is also correcting previously identified immaterial errors. Refer to Note 2 of Notes to Consolidated Financial Statements of this Form 10-K/A for additional information and for a summary of the accounting impact of these adjustments to the Company’s consolidated financial statements, as well as certain other adjustments. Refer also to Note 16 of Notes to Consolidated Financial Statements of this Form 10-K/A for unaudited restated condensed consolidated financial information for the interim periods in the fiscal years ended December 31, 2023 and 2022.

Internal Control Considerations

In connection with the restatement of the financial statements for the Affected Periods, the Company concluded its disclosure controls and procedures as of December 31, 2023 remained ineffective due to the unremediated material weaknesses previously disclosed in Part II, Item 9A “Controls and Procedures” of the Original Form 10-K, as well as the identification of an additional material weakness in internal control over financial reporting related to the errors described above. Please refer to Part II, Item 9A of this Form 10-K/A.

Items Amended in this Filing

This Amendment No. 1 amends and restates the following items of the Original Form 10-K:

•
Risk Factors Summary,
•
Part I, Item 1, “Business,”
•
Part I, Item 1A, “Risk Factors,”
•
Part I, Item 3, "Legal Proceedings,"
•
Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,”
•
Part II, Item 8, “Financial Statements and Supplementary Data,”
•
Part II, Item 9A, “Controls and Procedures,” and
•
Part IV, Item 15. Exhibits and Financial Statement Schedules.

This Form 10-K/A is presented as of the filing date of the Original Form 10-K, does not reflect events occurring after that date, and does not modify or update disclosures in any way other than as required to reflect the restatement of the Affected Periods and liquidity and going concern related disclosures included in the financial statements and elsewhere in this Form 10-K/A. This Form 10-K/A sets forth the Original Form 10-K in its entirety, as amended to reflect the restatement. Among other things, forward-looking statements made in the Original Form 10-K have not been revised to reflect events that occurred or facts that became known to the Company after the filing of the Original Form 10-K, and such forward-looking statements should be read in their historical context. Unless the context otherwise requires, references to our “Annual Report on Form 10-K” herein refer to this Form 10-K/A.

In accordance with applicable SEC rules, this Form 10-K/A includes an updated signature page and certifications of the Company’s Chief Executive Officer and Chief Financial Officer in Exhibits 31.1, 31.2 and 32.1 as required by Rule 12b-15. This Form 10-K/A also contains an updated audit report in Part II, Item 8.

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
•
We have identified material weaknesses in our internal control over financial reporting that have resulted in the restatement of our financial statements for the Affected Periods. If we are unable to remediate these material weaknesses, or if we identify additional material weaknesses in the future or otherwise fail to maintain effective internal control over financial reporting or disclosure controls and procedures, it may result in future material misstatements of our consolidated financial statements or cause us to fail to meet our periodic reporting obligations, which may adversely affect our business, financial condition, and results of operations.
•
The restatement of our previously issued consolidated financial statements for the Affected Periods has resulted in unanticipated costs, stockholder litigation and regulatory actions, and may adversely affect investor confidence, our stock price, our ability to raise capital in the future and our reputation.
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

PART I

Item 1. Business

General

Spire Global, Inc. (“Spire” or the “Company”), founded in August 2012, is a global provider of space-based data and analytics that offers its customers unique datasets and insights about Earth from the ultimate vantage point. The Company collects this space-based data through its proprietary constellation of multi-purpose nanosatellites. The Company designs, manufacturers, integrates, and operates its own satellites and ground stations to deliver unique end-to-end comprehensive solutions. The Company offers the following three data solutions to customers: Maritime, Aviation and Weather. As a fourth solution, the Company is providing “space-as-a-service” through its Space Services solution.

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

Item 1A. Risk Factors.

Investing in our Class A common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Annual Report on Form 10-K/A, including the sections titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes, before making a decision to invest in our Class A common stock. Our business, financial condition, results of operations, or prospects could also be harmed by risks and uncertainties not currently known to us or that we currently do not believe are material. If any of the risks actually occur, our business, financial condition, results of operations, and prospects could be adversely affected. In that event, the market price of our Class A common stock could decline, and you could lose part or all of your investment.

Except for the New Risk Factors and the Updated Risk Factors included below, this Item 1A. Risk Factors section in this Form 10-K/A has not been updated to reflect developments occurring subsequent to the filing of the Company’s Original Form 10-K. All risk factors, however, should be considered in the context of the New Risk Factors and the Updated Risk Factors.

New Risk Factors

The restatement of our previously issued consolidated financial statements for the Affected Periods has resulted in unanticipated costs, stockholder litigation and regulatory actions, and may adversely affect investor confidence, our stock price, our ability to raise capital in the future and our reputation.

We have incurred unanticipated costs for accounting and legal fees in connection with the restatements. The restatements may erode investor confidence in our company, our financial reporting, accounting practices and processes, and may raise reputational issues for our business. The restatements may negatively impact the trading price of our securities and make it more difficult for us to raise capital on acceptable terms, or at all. In addition, the restatements and related material weaknesses in our internal control over financial reporting have resulted in stockholder litigation against us and adverse regulatory consequences. These and any future regulatory consequences, litigation, claims or disputes, whether successful or not, could subject us to additional costs, divert the attention of our management, or impair our reputation. Each of these consequences could have a material adverse effect on our business, results of operations and financial condition.

We engage in R&D Services Contracts, which are generally partially co-funded by agencies like the European Space Agency (“ESA”) or National Aeronautics and Space Administration (“NASA”). The cost of providing the services and activities pursuant to these agreements initially exceed the revenue they generate. Even if technology is successfully developed pursuant to these R&D Services Contracts and is eventually commercialized, it may never yield a profit.

We engage in R&D Services Contacts to further several promising space technologies and solutions. These R&D Services Contracts generally follow a co-funding structure. Spire usually funds a portion of the research itself and bills the customer, a government agency like ESA or NASA, the other portion, typically 50% of the total costs. Through this co-funding arrangement, the total costs of providing the related R&D services initially exceed the revenue they generate. Even if technology is successfully developed pursuant to these R&D Services Contracts and is eventually commercialized, it may never yield enough profit to recover all of the expenses incurred for these contracts. As a result, our ability to continue these activities may be jeopardized, particularly because of our negative cash flows from operation.

Updated Risk Factors

We have identified material weaknesses in our internal control over financial reporting that have resulted in the restatement of our financial statements for the Affected Periods. If we are unable to remediate these material weaknesses, or if we identify additional material weaknesses in the future or otherwise fail to maintain effective internal control over financial reporting or disclosure controls and procedures, it may result in future material misstatements of our consolidated financial statements or cause us to fail to meet our periodic reporting obligations, which may adversely affect our business, financial condition, and results of operations.

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

i.
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
ii.
We did not design and maintain an effective risk assessment process at a precise enough level to identify new and evolving risks of material misstatement in our financial statements. Specifically, changes to existing controls or the implementation of new controls have not been sufficient to respond to changes to the risks of material misstatement in the financial statements;
iii.
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

iv.
We did not design and maintain effective controls over the accounting for our Space Services and R&D Services Solutions contracts with customers. Specifically, we did not design and maintain effective controls over the identification of performance obligations to ensure revenue is recognized at the time performance obligations are satisfied, the identification and accounting for embedded leases, the classification and accounting for costs incurred in connection with performing services, and the recognition of allowances for current expected credit losses. This material weakness resulted in the restatement of our previously filed financial statements for the Affected Periods.
v.
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

Additionally, each of the material weaknesses described above could result in a misstatement of substantially all of our accounts or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

vi.
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

We are taking certain measures to remediate these material weaknesses described above as described in Part II, Item 9A of this Form 10-K/A, however such material weaknesses had not been remediated as of December 31, 2023.

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

Certain of our Space Services Contracts are highly customized and require significant judgment in determining the appropriate accounting treatment, which could increase the risk of material misstatements in our consolidated financial statements.

Certain of our Space Services Contracts are so highly customized that significant judgment is required in determining the appropriate accounting treatment for such contracts. As a result, the risk of errors in our consolidated financial statements may be higher than the corresponding risk faced by other companies that do not have customized agreements. The restatement of our consolidated financial statements in this Form 10-K/A is partially the result of accounting errors associated with certain of these Space Services Contracts, and there continues to be risk of material misstatements related to such contracts in the future, which may adversely affect our business, financial condition, and results of operations.

We have been involved, are currently involved, and may in the future become involved, in claims, lawsuits, government investigations, and other proceedings that could adversely affect our business, financial condition, and results of operations. From time to time, we have been involved, are currently involved, and may in the future become involved, in various legal proceedings relating to matters incidental to the ordinary course of our business, including intellectual property, commercial, employment, class action, whistleblower, and other litigation and claims, and governmental and other regulatory investigations and proceedings. For example, the restatements and related material weaknesses in our internal control over financial reporting have resulted in stockholder litigation against us and adverse regulatory consequences. Claims against us, whether meritorious or not, are frequently time-consuming, result in costly litigation, harmful to our reputation, require significant management attention, and divert significant resources. In addition, the expense of litigation and the timing of this expense from period to period are difficult to estimate and subject to change. The risk of litigation may be heightened among public companies, like us, that have previously undergone a merger with a special purpose acquisition company, as well as for companies, like us, that have restated their financial statements.

Determining reserves for pending litigation or investigations is a complex and fact-intensive process that requires significant subjective judgment. It is possible that a resolution of one or more such proceedings or investigations could result in substantial damages, settlement costs, fines, and penalties that could adversely affect our business, financial condition, and results of operations. These proceedings or investigations could also result in harm to our reputation and brand, sanctions, consent decrees, injunctions, or other orders requiring a change in our business practices. Because of the potential risks, expenses, and uncertainties of litigation, we may, from time to time, settle disputes, even where we have meritorious claims or defenses, by agreeing to settlement agreements. Any of these consequences could adversely affect our business, financial condition, and results of operations.

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

Our current controls and any new controls that we develop may become inadequate because of changes in the conditions in our business, including increased complexity resulting from any international expansion. Further, weaknesses in our disclosure controls and our internal control over financial reporting have been identified, and others may be discovered in the future. Our management may not be able to effectively and timely implement controls and procedures that adequately respond to the increased regulatory compliance and reporting requirements. Any failure to develop or maintain effective controls, or any difficulties encountered in their implementation or improvement, could harm our results of operations or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods, such as the restatements of our financial statements for the Affected Periods. Any failure to implement and maintain effective internal control over financial reporting in a timely manner or with adequate compliance could also adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we will eventually be required to include in our periodic reports that will be filed with the SEC. Ineffective disclosure controls and procedures and internal control over financial reporting could also have a material adverse effect on our business and cause investors to lose confidence in our reported financial and other information, which would likely adversely affect the market price of our common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the NYSE.

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
•
the volume of sales generated by subscription sales as opposed to Space Services and R&D Services Contracts;
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

Our current cash and cash equivalents and investment in marketable securities balances and expected future financial results have raised substantial doubt as to our ability to continue as a going concern. Given the expected delay in the closing of the Transactions (as defined below), we intend to seek additional equity or debt financing (including securities convertible or exchangeable for equity) and may seek waivers of or amendments to contractual obligations, delay, limit, reduce, or terminate certain commercial efforts, or pursue merger, disposition or other strategies, any of which could adversely affect our business, results of operations, and financial condition.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Our ability to continue as a going concern for the next 12 months from the date of reissuance of the accompanying consolidated financial statements is dependent upon our ability to obtain sufficient cash to meet our obligations, including the repayment of all amounts owed pursuant to the Blue Torch Financing Agreement (as amended, and as defined below). We have failed to meet our leverage ratio and minimum liquidity financial covenants and SEC periodic filing requirement non-financial covenant under the Blue Torch Financing Agreement, and therefore Blue Torch Finance LLC (“Blue Torch”) has the right to accelerate and declare all or any portion of the loans outstanding under the Blue Torch Financing Agreement to be due and payable. Further, upon the filing of this Form 10-K/A, we will fail to comply with the non-financial covenant requiring us to have a report or opinion of our auditor without an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. Based on our current cash and cash equivalents and investment in marketable securities balances and expected future financial results, if the Transactions (as defined below) do not close, we will not have sufficient liquidity to continue operations for at least the next twelve months from the reissuance of the accompanying consolidated financial statements. Furthermore, we will not have sufficient cash to repay the balance of the loans outstanding under the Blue Torch Financing Agreement in the event Blue Torch declares all or any portion of the loans to be due and payable.

We entered into a Share Purchase Agreement (the “Purchase Agreement”) with Kpler Holding SA, a Belgian corporation (“Buyer”), pursuant to which we agreed to sell our maritime business to Buyer and enter into certain ancillary agreements (the “Transactions”). The maritime business to be sold pursuant to the Transactions does not include any part of our satellite network or operations. The purchase price to be paid by Buyer to us at the closing of the Transactions is a cash payment based upon an enterprise value of $233.5 million, subject to certain adjustments. The Transactions also include a twelve-month transition service and data provision agreement for $7.5 million. The Purchase Agreement provides that the closing of the Transactions is subject to the satisfaction or waiver of certain closing conditions set forth in the Purchase Agreement.

We believe all conditions to closing contained in the Purchase Agreement have been satisfied or could be satisfied. Notwithstanding our notice to Buyer to that effect, Buyer has failed to consummate the closing. Buyer has cited various reasons for declining to close, which we have rejected. We believe that Buyer’s failure to close is not consistent with the terms of the Purchase Agreement, which do not give Buyer the option to delay closing once all closing conditions have been met.

As a result of the foregoing, on February 10, 2025, we filed a complaint in the Delaware Court of Chancery against Buyer seeking a grant of specific performance ordering Buyer to satisfy its obligations under the Purchase Agreement and consummate the closing in accordance with the terms of the Purchase Agreement. In the complaint, we also requested a declaratory judgment declaring that Buyer has breached its obligations under the Purchase Agreement and is not excused from performing its obligations under the Purchase Agreement, including proceeding with the closing.

Kpler removed the matter to the District of Delaware, pursuant to a contract term in the Purchase Agreement promising not to contest removal to that court. The District of Delaware initially selected a March 4 trial date, but on February 26, 2025, the court set a trial date of May 28-30, 2025. There is no assurance as to what action the District of Delaware will take with respect to the proceeding initiated by us and there is no assurance as to whether or not the Transactions will be consummated on the terms contemplated or at all. The amount of any damages which may be sought or obtained from Buyer cannot be determined at this time.

We intend to use the proceeds from the closing of the Transactions to repay all amounts owed under the Blue Torch Financing Agreement. However, as described above, there is currently no assurance that the Transactions will close or when the Transactions may close. Given the expected delay in the closing of the Transactions, we intend to seek additional equity or debt financing (including securities convertible or exchangeable for equity) and may seek waivers of or amendments to contractual obligations, delay, limit, reduce, or terminate certain commercial efforts, or pursue merger, disposition or other strategies, any of which could adversely affect our business, results of operations, and financial condition. There is no assurance that we will be successful in achieving any of the foregoing. Due to our projected cash needs, including amounts owed pursuant to the Blue Torch Financing Agreement and our breach of our covenants under the Blue Torch Financing Agreement, there is substantial doubt about our ability to continue as a going concern for a period of at least 12 months from the date of reissuance of the accompanying consolidated financial statements. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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
o
mechanical failures that degrade the functionality of a satellite, such as the failure of solar array panel drive mechanisms, rate gyros, or momentum wheels;
o
antenna failures and defects that degrade the communications capability of the satellite;
o
circuit failures that reduce the power output of the solar array panels on the satellites;
o
failure of the battery cells that power the payload and spacecraft operations during daily solar eclipse periods;
o
power system failures that result in a shutdown or loss of the satellite;
o
avionics system failures, including GPS, that degrade or cause loss of the satellite;
o
altitude control system failures that degrade or cause the inoperability of the satellite;
o
transmitter or receiver failures that degrade or cause the inability of the satellite to communicate with our ground stations;
o
communications system failures that affect overall system capacity;
o
satellite computer or processor re-boots or failures that impair or cause the inoperability of the satellites; and
o
radio frequency interference emitted internally or externally from the spacecraft affecting the communication links.
•
Equipment degradation during the satellite’s lifetime, including:
o
degradation of the batteries’ ability to accept a full charge;
o
degradation of solar array panels due to radiation;
o
general degradation resulting from operating in the harsh space environment, such as from solar flares;
o
degradation or failure of reaction wheels;
o
degradation of the thermal control surfaces;

o
degradation and/or corruption of memory devices; and
o
system failures that degrade the ability to reposition the satellite.
•
Deficiencies of control or communications software, including:
o
failure of the charging algorithm that may damage the satellite’s batteries;
o
problems with the communications functions of the satellite;
o
limitations on the satellite’s digital signal processing capability that limit satellite communications capacity; and
o
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

As of December 31, 2023, we had $115.5 million outstanding under our financing agreement (the "Blue Torch Financing Agreement") that we entered into with Blue Torch in June 2022, which matures on June 13, 2026. There can be no assurance that we will be able to repay this indebtedness when due, or that we will be able to refinance this indebtedness on acceptable terms or at all.

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

Stockholder Litigation

On August 20, 2024, we and two of our executive officers were named as defendants in a purported federal securities law class action filed in the United States District Court for the Eastern District of Virginia, captioned Michal Bousso v. Spire Global, Inc. et al., Court File No. 1:24-cv-1458 (the "Bousso Lawsuit"). On October 14, 2024, a second plaintiff filed a similar lawsuit against us and three current or former executive officers, also in the United States District Court for the Eastern District of Virginia, captioned Kohei Tagawa v. Spire Global, Inc. et al., Court File No. 1:24-cv-1810 (the “Tagawa Lawsuit”). On November 22, 2024, the court consolidated the Bousso Lawsuit and the Tagawa Lawsuit, appointed Michal Bousso as lead plaintiff, and renamed the case to “In re Spire Global, Inc. Securities Litigation,” Master File No. 1:24-cv-1458-MSN-WEF (the “Master Securities Lawsuit”). On December 23, 2024, the plaintiff filed an amended complaint in the Master Securities Lawsuit, which alleges violations of Sections 10(b) and 20(a) of the Exchange Act (and Rule 10b-5 thereunder), arising from or relating to our announcements in August 2024 that certain of our previously issued audited and unaudited financial statements should not be relied upon. Plaintiff alleges that we and the individual defendants made false or misleading statements relating to (1) how revenue was recognized for pre-space services for certain space contracts, and (2) how costs for certain contracts were characterized. The plaintiff seeks to represent a class of shareholders who purchased or otherwise acquired our common stock between May 11, 2022 and August 14, 2024. The plaintiff seeks damages and other relief, including attorneys' fees and costs. The defendants are vigorously defending this lawsuit. On January 22, 2025, the defendants moved to dismiss the amended complaint in its entirety. Briefing on Defendants’ motion to dismiss is scheduled to be completed by the end of February 2025, and the motion is presently scheduled to be heard by the Court on March 14, 2025. By statute, discovery is stayed in the Master Securities Lawsuit until the resolution of Defendants’ motion to dismiss.

On September 5, 2024, a stockholder derivative lawsuit was filed in the United States District Court for the Eastern District of Virginia, purportedly on behalf of us against certain of our officers and directors and us (as a nominal defendant), captioned Lawrence Hollin v. Platzer et al., Court File No. 1:24-cv-01558 (the “Hollin Lawsuit”). On September 10, 2024, a second stockholder derivative lawsuit was filed in the United States District Court for the Eastern District of Virginia, also purportedly on behalf of us against certain of our officers and directors and us (as a nominal defendant), captioned Richard Cobb v. Platzer et al., Court File No. 1:24-cv-01596 (the “Cobb Lawsuit”). On November 12, 2024, a third stockholder derivative lawsuit was filed in the United States District Court for the Eastern District of Virginia, also purportedly on behalf of us against certain of our officers and directors and us (as a nominal defendant) captioned L. Robert Oros v. Platzer et al., 1:24-cv-02020 (the “Oros Lawsuit”). On November 14, 2024, the Court consolidated the Hollin Lawsuit and the Cobb Lawsuit and renamed the case to In re Spire Global, Inc. Stockholder Derivative Litigation, No. 1:24-cv-01596 (the “Master Derivative Case”). On December 2, 2024, the Court consolidated the Oros Lawsuit into the Master Derivative Case. The lawsuits in the Master Derivative Case arise out of the same subject matter as the Master Securities Lawsuit, and they allege some or all of the following claims: (1) breach of fiduciary duty; (2) gross mismanagement; (3) waste of corporate assets; (4) unjust enrichment; (5) as against the director defendants, violations of Section 14(a) of the Exchange Act and Rule 14a-9 promulgated thereunder; (6) as against the officer defendants, contribution under Sections 10(b) and 21D of the Exchange Act; and (7) aiding and abetting. Each of the lawsuits in the Master Derivative Case seeks damages and other relief, including attorneys' fees and costs. The Master Derivative Case is currently stayed pending the motion to dismiss in the Master Securities Lawsuit.

Share Purchase Agreement Litigation

As previously disclosed, on November 13, 2024, we entered into a Share Purchase Agreement (the “Purchase Agreement”) with Kpler Holding SA, a Belgian corporation (“Buyer”), pursuant to which we agreed to sell our maritime business to Buyer and enter into certain ancillary agreements (the “Transactions”). The maritime business to be sold pursuant to the Transactions does not include any part of our satellite network or operations. The purchase price to be paid by Buyer to us at the closing of the Transactions is a cash payment based upon an enterprise value of $233.5 million, subject to certain adjustments. The Transactions also include a twelve-month transition service and data provision agreement for $7.5 million. The Purchase Agreement provides that the closing of the Transactions is subject to the satisfaction or waiver of certain closing conditions set forth in the Purchase Agreement.

We believe all conditions to closing contained in the Purchase Agreement have been satisfied or could be satisfied. Notwithstanding our notice to Buyer to that effect, Buyer has failed to consummate the closing. Buyer has cited various reasons for declining to close, which we have rejected. There is currently no governmental order in effect prohibiting closing and, in the Purchase Agreement, Buyer agreed to “use best efforts, and to take any and all actions necessary, to eliminate each and every impediment that is asserted” by relevant government entities so as to enable the parties to consummate the Transactions promptly. We believe that Buyer’s failure to close is not consistent with the terms of the Purchase Agreement, which do not give Buyer the option to delay closing once all closing conditions have been met.

As a result of the foregoing, on February 10, 2025, we filed a complaint in the Delaware Court of Chancery against Buyer seeking a grant of specific performance ordering Buyer to satisfy its obligations under the Purchase Agreement and consummate the closing in accordance with the terms of the Purchase Agreement. In the complaint, we also requested a declaratory judgment declaring that Buyer has breached its obligations under the Purchase Agreement and is not excused from performing its obligations under the Purchase Agreement, including proceeding with the closing.

Kpler removed the matter to the District of Delaware, pursuant to a contract term in the Purchase Agreement promising not to contest removal to that court. The District of Delaware initially selected a March 4 trial date, but on February 26, 2025, the court set a trial date of May 28-30, 2025. There is no assurance as to what action the District of Delaware will take with respect to the proceeding initiated by us and there is no assurance as to whether or not the Transactions will be consummated on the terms contemplated or at all. Whether or not the Transactions are consummated as required, we reserve all of our rights under the Purchase Agreement and in law and equity, including the right to seek damages and other remedies from Buyer. The amount of any damages which may be sought or obtained from Buyer cannot be determined at this time.

Except as disclosed above, Spire is not currently a party to any legal proceedings that, if determined adversely to us, would, in our opinion, have a material adverse effect on our business, results of operations, financial condition, or cash flows. Future litigation may be necessary to defend ourselves, our partners, and our customers by determining the scope, enforceability, and validity of third-party proprietary rights, or to establish our proprietary rights. The results of any current or future litigation cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.

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

Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our audited consolidated financial statements as of and for the years ended December 31, 2023 and 2022 and the related notes appearing elsewhere in this Form 10-K/A. In addition to historical consolidated financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results could differ materially from those anticipated by these forward-looking statements as a result of many factors. We discuss factors that we believe could cause or contribute to these differences below and elsewhere in this Annual Report on Form 10-K/A, including those set forth in the sections titled “Risk Factors” and “Special Note Regarding Forward-Looking Statements.” Our fiscal years ended December 31, 2023 and 2022 are referred to herein as fiscal year 2023 and fiscal year 2022, respectively. Unless the context otherwise requires, all references to “the Company,” “we,” “us,” or “our” and similar terms refer to Spire and its subsidiaries.

The following information has been adjusted only to reflect the fiscal year 2023 and fiscal year 2022 restatement of our audited consolidated financial statements as described in the “Explanatory Note” at the beginning of this Form 10-K/A, in Note 2, “Restatement of Previously Issued Financial Statements,” and in Note 16, “Restatement of Quarterly Financial Information,” in the Notes to the Consolidated Financial Statements of this Form 10-K/A. Other than such restatements, the following information is presented as of the filing date of the Original Form 10-K, does not reflect events occurring after that date, and does not modify or update disclosures in any way other than as required to reflect the restatement of the Affected Periods included in this Form 10-K/A.

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

Spire also offers research and development services (“R&D Services”) to third parties, for the advancement of contracted satellite technologies. In addition to providing R&D Services, we grant the counterparty a license to the developed intellectual property.

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

Highlights from Fiscal Year 2023

•
Full year 2023 revenue was $97.6 million, an increase of 38% from fiscal year 2022.
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

Investment in Growth

We continue investing in growing our business and capitalizing on our market opportunities while balancing the uncertainties from the macro-economic environment and geopolitical factors. We intend to continue to add headcount to our global sales and marketing teams to acquire new customers and to increase sales to existing customers. We also intend to continue to add headcount as needed to our research and development teams and otherwise invest to improve and innovate our nanosatellite, ground station and data analytics technologies. For fiscal year 2023, our spending on research and development increased by $5.6 million, or 25%, from fiscal year 2022. The costs of these investments may adversely affect our results of operations, but we believe that these investments will contribute to our long-term growth.

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

Impact of Foreign Exchange Rates

We report in U.S. dollars, and the functional currency of our foreign operating subsidiaries is the local currency, including the Euro, the British Pound, the Singapore Dollar and the Canadian Dollar. The U.S. dollar remained strong against those currencies compared to fiscal year 2022. In fiscal year 2023, approximately 31% of our revenues were generated in non-U.S. dollar-denominated currencies. This compares to fiscal year 2022 when approximately 41% of our revenues were generated in non-U.S. dollar-denominated currencies. The financial statements of these subsidiaries are translated into U.S. dollars using exchange rates in effect at each balance sheet date for assets and liabilities and average exchange rates during the period for revenues and expenses. To the extent we experience significant currency fluctuations, our results of operations may be impacted.

Key Business Metrics

We review the following key business metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans, and make strategic decisions:

•
ARR
•
ARR Customers
•
ARR Solution Customers
•
ARR Net Retention Rate

Annual Recurring Revenue

We define ARR as our expected annualized revenue from customers that are under contracts with us at the end of the reporting period with a binding and renewable agreement for our subscription solutions or customers that are under a binding multi-year contract that can range from components of our Space Services solution to a project-based customer solution. Customers with Space Services Contracts are considered recurring when there is a multi-year binding agreement that has a renewable component in the contract. Customers are also considered recurring when they have multiple contracts over multiple years. Customer contracts for data trials and one-time transactions are excluded from the calculation of ARR.

Our ARR growth in 2023 was driven by landing new ARR Customers (as defined below) along with increasing the amount of ARR business with our existing customers. Due in part to the timing of some of our Space Services Contracts, including when engagements start and stop, our ARR has fluctuated from period to period in the past, and we expect our ARR to continue to fluctuate from period to period in the future. For example, NOAA awarded us an eight month, $9.4 million, radio occultation sales order on January 4, 2024. Due to the timing of this agreement, our ARR for fiscal year 2023 did not include revenue from this agreement. The ARR value related to this agreement is $14.1 million. ARR is a leading indicator and accordingly will tend to outpace the impact on our revenue as we recognize the contract value of various agreements over time.

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

Components of Results of Operations

Revenue

We derive revenue from providing data, insights and access to our cloud-based technology platform sold on a subscription basis. Some of our customer arrangements include additional performance obligations that encompass the delivery of specific goods, services or intellectual property apart from the ongoing services provided on a subscription basis, which may impact the timing of revenue recognition. Additionally, some of our customer arrangements include material rights to receive discounted subscription services in the future, which impacts the timing of revenue recognition.

Subscription periods for our solutions generally range from one to two years and are typically non-cancelable, with customers having the right to terminate their agreements only if we materially breach our obligations under the agreement. Our subscription fees are typically billed either monthly or quarterly in advance.

Cost of Revenue

Cost of revenue consists primarily of personnel costs, depreciation, hosted infrastructure costs, high-power computing costs, third-party operating and royalty costs associated with delivering our data and services, to our customers, and costs associated with R&D Services Contracts. In addition, cost of revenue includes the amortization of purchased intangibles associated with our acquisition of exactEarth in November 2021 (the “Acquisition”). Personnel costs are primarily related to the cost of our employees supporting and managing our constellation operations including satellite operations, ground station control and launch management. Personnel costs also include the cost of our employees supporting and managing projects for our research and development services. Costs associated with the manufacture and launch of our satellites, including personnel costs, are capitalized and depreciated upon placement in service, typically over a four-year expected useful life. As satellites reach the end of their expected useful life, they are generally replaced with replenishment satellites to maintain our constellation at optimal performance. Costs associated with the acquisition and development of new ground stations, including the bill of materials and labor to install the ground station, are capitalized and depreciated upon placement in service typically over a four-year to ten-year expected useful life. We anticipate ongoing capital spending to repair and replenish ground stations as they reach the end of their expected useful life to keep our ground station network at optimal performance. Our proprietary ground station network is primarily located in third-party locations where we incur lease and other operational charges. Cost of revenue also includes royalties associated with third-party data sets that we integrate into our data solutions.

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

Sales and Marketing. Sales and marketing expenses consist primarily of employee-related expenses, sales commissions, marketing and advertising costs, costs incurred in the development of customer relationships, brand development costs, travel-related expenses, allowance for current expected credit losses, and amortization of purchased intangible backlog associated with the Acquisition. Commission costs on new customer contract bookings are considered costs of obtaining customer contracts. Commission costs for multi-year deals are considered contract acquisition costs and are deferred and then amortized over the period of the contract. Commission costs on contracts completed with a term of twelve months or less are expensed in the period incurred.

General and Administrative. General and administrative expenses consist of employee-related expenses for personnel in our executive, finance and accounting, facilities, legal, human resources, and management information systems functions, as well as other administrative employees. In addition, general and administrative expenses include fees related to third-party legal counsel, corporate insurance, fees related to accounting, tax and audit costs, office facilities costs, software subscription costs and other corporate costs.

Loss on Decommissioned Satellites. Loss on decommissioned satellites consists of the write-off of the remaining capitalized costs associated with the manufacture and launch of our satellites prior to the end of the satellite’s useful life. We contract with third-party companies to launch, carry and deploy our satellites into space. A loss could result from a third-party launch or deployer failure, a technical failure of the satellite, or the deorbit or decommissioning of a satellite before the end of the satellite’s useful life. A technical failure could include a satellite that is not able to communicate with our network of ground stations or fulfill its intended technical mission for a duration greater than one month. The loss amount is presented net of any insurance proceeds received. Due to the nature of these events, we cannot predict the magnitude or frequency of future satellite deorbit and launch failure losses. We sometimes purchase launch insurance when financially practical; however, the proceeds from these insurance policies will typically only cover a portion of our launch loss. We incurred a $0.7 million loss on decommissioned satellites in fiscal year 2023 and a $0.5 million loss on decommissioned satellites in fiscal year 2022.

Allowance for Current Expected Credit Loss on Notes Receivable. Allowance for current expected credit loss on notes receivable consists of allowance for current expected credit loss recorded on a note receivable and accrued interest issued to a Space Services customer.

Other Income (Expense)

Interest Income. Interest income includes interest earned on our cash balances and short-term marketable securities.

Interest Expense. Interest expense primarily includes interest costs associated with our debt and amortization of deferred financing costs.

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

Other Expense, Net. Other expense, net consists primarily of tax credits, grant income, the impact of foreign exchange gains and losses, share of equity investment loss, all transaction costs and other administrative fees associated with the warrant exchange, and write-off of certain prepaid assets.

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

Results of Operations (As Restated)

Fiscal Year 2023 Compared to Fiscal Year 2022

The following tables set forth selected consolidated statements of operations data for each of the periods indicated:

	Years Ended December 31,
(in thousands)	2023	2022
	(As Restated)	(As Restated)
Revenue	$97,612	$70,767
Cost of revenue(1)	59,024	53,626
Gross profit	38,588	17,141
Operating expenses(1):
Research and development	27,650	22,073
Sales and marketing	25,754	28,502
General and administrative	41,999	44,892
Loss on decommissioned satellites	747	549
Allowance for current expected credit loss on notes receivable	1,218	—
Total operating expenses	97,368	96,016
Loss from operations	(58,780)	(78,875)
Other income (expense):
Interest income	2,332	948
Interest expense	(19,036)	(13,955)
Change in fair value of contingent earnout liability	129	9,677
Change in fair value of warrant liabilities	(1,597)	8,757
Loss on extinguishment of debt	—	(22,510)
Other expense, net	(748)	(2,769)
Total other expense, net	(18,920)	(19,852)
Loss before income taxes	(77,700)	(98,727)
Income tax provision	(142)	285
Net loss	$(77,558)	$(99,012)

(1) Includes stock-based compensation as follows:

	Years Ended December 31,
(in thousands)	2023	2022
	(As Restated)	(As Restated)
Cost of revenue	$197	$232
Research and development	3,474	3,154
Sales and marketing	2,707	2,822
General and administrative	6,600	5,283
Total stock-based compensation	$12,978	$11,491

Revenue (As Restated)

	Years Ended December 31,
(dollars in thousands)	2023	2022	% Change
	(As Restated)	(As Restated)
Revenue	$97,612	$70,767	38%

Total revenue increased $26.8 million, or 38%, driven primarily by the growth in the number of ARR Customers combined with growth in revenue recognized for Space Services Contracts.

For fiscal year 2023, we derived 50% of our revenue from the Americas, 36% of our revenue from Europe, the Middle East and Africa (“EMEA”), and 14% of our revenue from Asia Pacific (“APAC”). For fiscal year 2022 we derived 39% of our revenue from the Americas, 46% of our revenue from EMEA, and 15% of our revenue from APAC. For fiscal year 2023, we derived 74% of our revenue from subscription arrangements, compared to 83% for fiscal year 2022. This percentage mix can fluctuate significantly from period to period driven primarily by the timing of non-subscription revenue recognition in our contracts.

Cost of Revenue (As Restated)

	Years Ended December 31,
(dollars in thousands)	2023	2022	% Change
	(As Restated)	(As Restated)
Total cost of revenue	$59,024	$53,626	10%
Gross profit	38,588	17,141	125%
Gross margin	40%	24%	16%
Headcount (at end of year) (1)	33	44	(25)%

(1) Includes headcount relating to R&D Services Contracts. R&D Services Contracts expenses are included in Cost of revenue.

Cost of revenue increased $5.4 million, or 10%, primarily driven by an increase in satellite operation expense of $4.7 million and an increase in depreciation expense of $3.0 million, partially offset by a decrease in personnel costs of $1.4 million, a decrease in computing costs of $0.8 million and a decrease in other miscellaneous expenses of $0.1 million. The increase in satellite operation expense was driven by recognition of launch costs associated with a Space Services Contract. The increase in depreciation expense was primarily driven by a reset of the estimated useful lives of our satellites to account for the potential impact of increased solar activity related to the current solar cycle. The decrease in personnel costs was driven by an overall reduction in headcount. The decrease in computing costs was driven by cloud platform efficiencies.

Gross margin for fiscal years 2023 and 2022 was 40% and 24%, respectively. The increase in fiscal year 2023 compared to fiscal year 2022 was driven primarily by leverage from higher revenue. This metric can fluctuate significantly from period to period driven primarily by the amount and timing of the revenue as well as the timing of our technology investments.

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

Research and Development (As Restated)

	Years Ended December 31,
(dollars in thousands)	2023	2022	% Change
	(As Restated)	(As Restated)
Research and development	$27,650	$22,073	25%
Percentage of total revenue	28%	31%
Headcount (at end of year) (1)	221	206	7%

(1) Includes headcount relating to R&D Services Contracts. R&D Services Contracts expenses are included in Cost of revenue.

Research and development expenses increased $5.6 million, or 25%, primarily driven by an increase in personnel costs of $5.4 million and an increase in computing costs of $0.2 million to support customer growth. The increase in personnel costs was driven by overall growth in headcount, which was partially offset by lower bonus payouts to management.

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

Sales and Marketing

	Years Ended December 31,
(dollars in thousands)	2023	2022	% Change
Sales and marketing	$25,754	$28,502	(10)%
Percentage of total revenue	26%	40%
Headcount (at end of year)	73	80	(9)%

Sales and marketing expenses decreased $2.7 million, or 10%, primarily driven by a decrease in amortization expenses of $2.9 million and a decrease in personnel costs of $0.5 million, partially offset by an increase in bad debt expenses of $0.6 million and an increase in other miscellaneous operating expenses of $0.1 million. The decrease in amortization expenses was due to the completion of purchased intangible amortization from the Acquisition, which was completed in the three-month period ended December 31, 2022. The decrease in personnel costs was driven by an overall reduction in headcount. The increase in bad debt expenses was primarily driven by a charge taken for a specific customer reserve.

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

General and Administrative (As Restated)

	Years Ended December 31,
(dollars in thousands)	2023	2022	% Change
	(As Restated)	(As Restated)
General and administrative	$41,999	$44,892	(6)%
Percentage of total revenues	43%	63%
Headcount (at end of year)	89	85	5%

General and administrative expenses decreased $2.9 million, or 6%, primarily driven by a decrease in business insurance costs of $2.8 million, a decrease in professional services fees of $1.5 million and a decrease in other miscellaneous operating expenses of $0.4 million, partially offset by an increase in facilities expenses of $0.8 million, an increase in software expenses of $0.8 million and an increase in personnel costs of $0.2 million. The decrease in business insurance costs was driven by an improvement in annual rates. The decrease in professional services fees was driven by lower third-party accounting, legal and other consulting services as compared to the prior year when there were increased costs related to the Acquisition and our merger with NavSight Holdings, Inc. on August 16, 2021 (the “Merger”). The increases in personnel costs and facilities expenses were driven by overall headcount growth which were partially offset by lower bonus payouts to management. The increase in software expenses was driven by headcount growth and scaling of operations.

We expect our general and administrative expenses to generally grow in absolute dollars in future periods as our employee-related expenses increase to support our revenue growth; however, we expect our general and administrative expenses as a percentage of revenue to decrease as revenue growth exceeds our increases in general and administrative spend.

Loss on Decommissioned Satellites (As Restated)

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

Allowance for Current Expected Credit Loss on Notes Receivable (As Restated)

	Years Ended December 31,
(dollars in thousands)	2023	2022	% Change
Allowance for current expected credit loss on notes receivable	$1,218	$—	*
Percentage of total revenues	1%	—%	*

Allowance for current expected credit loss on notes receivable increased by $1.2 million relating to a note receivable of $4.5 million and accrued interest of $0.2 million issued to a Space Services customer.

Other Income (Expense) (As Restated)

	Years Ended December 31,
(dollars in thousands)	2023	2022	% Change
	(As Restated)	(As Restated)
Interest income	$2,332	$948	146%
Interest expense	$(19,036)	$(13,955)	36%
Change in fair value of contingent earnout liability	$129	$9,677	(99)%
Change in fair value of warrant liabilities	$(1,597)	$8,757	(118)%
Loss on extinguishment of debt	$—	$(22,510)	*
Other expense, net	$(748)	$(2,769)	(73)%
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

Change in fair value of warrant liabilities was a loss of $1.6 million for the year ended December 31, 2023 compared to a gain of $8.8 million in fiscal year 2022. The $1.6 million loss for the year ended December 31, 2023 was primarily driven by mark-to-market adjustments. This was also impacted by the issuance of new warrants and reduction in the exercise price of the Blue Torch warrants in connection with the Waiver and Amendment (as defined below). For additional information, see Notes 2, 6 and 8 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

There was no extinguishment of debt in fiscal year 2023. The loss on extinguishment of debt in fiscal year 2022 was $22.5 million, driven by the acceleration of unamortized debt issuance costs and other administrative expenses associated with the extinguishment of the credit agreement with FP Credit Partners, L.P.

Other expense, net decreased by $2.0 million, or 73%, for fiscal year 2023, primarily due to a foreign exchange gain of $2.4 million driven by the strengthening of the U.S. dollar during the year relative to the local currencies of our subsidiaries, namely the Euro, British Pound Sterling, Singapore Dollar, and Canadian Dollar and the impact on the customer receivables recorded upon initial sale, partially offset by an increase in equity investment losses of $0.2 million.

Income Taxes (As Restated)

	Years Ended December 31,
(dollars in thousands)	2023	2022	% Change
	(As Restated)	(As Restated)
Income tax (benefit) provision	$(142)	$285	(150)%

Income tax provision of $0.3 million during the year ended December 31, 2022 changed to an income tax benefit of $0.1 million during the year ended December 31, 2023, primarily driven by the impact of higher tax credits.

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

•
Other unusual and infrequent costs. We exclude these as they are unusual items that do not reflect the ongoing operational results of our business. Examples of these types of expenses include fees associated with a vendor dispute legal settlement in 2023.
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

The following table outlines the reconciliation from net loss to Adjusted EBITDA for the periods indicated:

	Years Ended December 31,
(in thousands)	2023	2022
	(As Restated)	(As Restated)
Net loss	$(77,558)	$(99,012)
Depreciation & amortization	18,228	18,341
Interest, net	16,704	13,007
Taxes	(142)	285
EBITDA	(42,768)	(67,379)
Change in fair value of contingent earnout liability	(129)	(9,677)
Change in fair value of warrant liabilities	1,597	(8,757)
Loss on extinguishment of debt	—	22,510
Other expense, net	748	2,769
Stock-based compensation	12,978	11,491
Mergers and acquisition related expenses	1,015	5,371
Other unusual and infrequent costs	235	—
Loss on decommissioned satellites	747	549
Other acquisition accounting amortization	679	699
Adjusted EBITDA	$(24,898)	$(42,424)

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

On March 21, 2024, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with institutional investors (the “Investors”), pursuant to which the Company issued and sold in a registered direct offering (the “Offering”), (i) an aggregate of 2,142,858 shares of Class A common stock and (ii) warrants exercisable for an aggregate of 2,142,858 shares of Class A common stock ("Securities Purchase Agreement Warrants") to the Investors. Each share of Class A common stock and accompanying Securities Purchase Agreement Warrant to purchase one share of Class A common stock was sold at an offering price of $14.00. The aggregate gross proceeds to the Company from the Offering totaled $30.0 million before deducting the placement agent’s fees and related offering expenses. The Securities Purchase Agreement Warrants had an exercise price equal to $14.50 per share of Class A common stock, were exercisable for a term beginning on March 25, 2024 and expired on July 3, 2024 with no warrants exercised.

On March 21, 2024, we also entered into a placement agency agreement (the “Placement Agency Agreement”) with Alliance Global Partners (“A.G.P” or the “Placement Agent”), pursuant to which we engaged A.G.P as the exclusive placement agent in connection with the Offering. We paid A.G.P a cash fee equal to 6% of the gross proceeds from the sale of shares and Securities Purchase Agreement Warrants to the Investors, or $1.8 million, in March 2024. We agreed to pay a cash fee equal to 4% of the gross exercise price paid in cash with respect to the exercise of the Securities Purchase Agreement Warrants.

Our ability to continue as a going concern for the next 12 months from the date of reissuance of these consolidated financial statements is dependent upon our ability to obtain sufficient cash to meet our obligations, including the repayment of all amounts owed pursuant to the Blue Torch Financing Agreement (as amended, and as defined below), which is scheduled to mature on June 13, 2026. We have failed to meet our leverage ratio and minimum liquidity financial covenants and SEC periodic filing requirement non-financial covenant under the Blue Torch Financing Agreement, and therefore Blue Torch has the right to accelerate and declare all or any portion of the loans outstanding under the Blue Torch Financing Agreement to be due and payable. Further, upon the filing of this Form 10-K/A, we will fail to comply with the non-financial covenant requiring us to have a report or opinion of our auditor without an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. Based on our current cash and cash equivalents and investment in marketable securities balances and expected future financial results, if the Transactions (as defined below) do not close, we will not have sufficient liquidity to continue operations for at least the next twelve months from the reissuance of the accompanying consolidated financial statements. Furthermore, we will not have sufficient cash to repay the balance of the loans outstanding under the Blue Torch Financing Agreement in the event Blue Torch declares all or any portion of the loan to be due and payable.

We entered into a Share Purchase Agreement (the “Purchase Agreement”) with Kpler Holding SA, a Belgian corporation (“Buyer”), pursuant to which we agreed to sell our maritime business to Buyer and enter into certain ancillary agreements (the “Transactions”). The maritime business to be sold pursuant to the Transactions does not include any part of our satellite network or operations. The purchase price to be paid by Buyer to us at the closing of the Transactions is a cash payment based upon an enterprise value of $233.5 million, subject to certain adjustments. The Transactions also include a twelve-month transition service and data provision agreement for $7.5 million. The Purchase Agreement provides that the closing of the Transactions is subject to the satisfaction or waiver of certain closing conditions set forth in the Purchase Agreement.

We believe all conditions to closing contained in the Purchase Agreement have been satisfied or could be satisfied. Notwithstanding our notice to Buyer to that effect, Buyer has failed to consummate the closing. Buyer has cited various reasons for declining to close, which we have rejected. We believe that Buyer’s failure to close is not consistent with the terms of the Purchase Agreement, which do not give Buyer the option to delay closing once all closing conditions have been met.

As a result of the foregoing, on February 10, 2025, we filed a complaint in the Delaware Court of Chancery against Buyer seeking a grant of specific performance ordering Buyer to satisfy its obligations under the Purchase Agreement and consummate the closing in accordance with the terms of the Purchase Agreement. In the complaint, we also requested a declaratory judgment declaring that Buyer has breached its obligations under the Purchase Agreement and is not excused from performing its obligations under the Purchase Agreement, including proceeding with the closing.

Kpler removed the matter to the District of Delaware, pursuant to a contract term in the Purchase Agreement promising not to contest removal to that court. The District of Delaware initially selected a March 4 trial date, but on February 26, 2025, the court set a trial date of May 28-30, 2025. There is no assurance as to what action the District of Delaware will take with respect to the proceeding initiated by us and there is no assurance as to whether or not the Transactions will be consummated on the terms contemplated or at all. The amount of any damages which may be sought or obtained from Buyer cannot be determined at this time.

We intend to use the proceeds from the closing of the Transactions to repay all amounts owed under the Blue Torch Financing Agreement. However, as described above, there is currently no assurance that the Transactions will close or when the Transactions may close. Given the expected delay in the closing of the Transactions, we intend to seek additional equity or debt financing (including securities convertible or exchangeable for equity) and may seek waivers of or amendments to contractual obligations, delay, limit, reduce, or terminate certain commercial efforts, or pursue merger, disposition or other strategies, any of which could adversely affect our business, results of operations, and financial condition. There is no assurance that we will be successful in achieving any of the foregoing. Due to our projected cash needs, including amounts owed pursuant to the Blue Torch Financing Agreement and our breach of our covenants under the Blue Torch Financing Agreement, there is substantial doubt about our ability to continue as a going concern for a period of at least 12 months from the date of reissuance of the accompanying consolidated financial statements. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

For additional detail regarding the terms associated with our financing arrangements, see Note 7 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

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

Cash Flows (As Restated)

The following table summarizes our net cash used in operating activities, net cash used in investing activities, and net cash provided by financing activities for the periods indicated:

	Years Ended December 31,
(in thousands)	2023	2022
	(As Restated)	(As Restated)
Net cash used in operating activities	$(36,307)	$(45,741)
Net cash used in investing activities	$(4,968)	$(43,907)
Net cash provided by financing activities	$23,907	$26,373

Cash Flows from Operating Activities (As Restated)

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

Net cash used in operating activities in was $36.3 million for the year ended December 31, 2023. This reflected our net loss of $77.6 million, adjustments for non-cash items of $38.5 million and a net decrease of $2.8 million in net operating assets. Non-cash items primarily consisted of $18.2 million of depreciation and amortization expense, $13.0 million of stock-based compensation expense, $2.9 million of amortization of operating lease right-of-use assets, $2.3 million of debt issuance amortization costs, $1.6 million change in fair value of warrant liabilities, and a $1.0 million loss on decommissioned satellites and impairment of assets, partially offset by $0.5 million of other, net, and a $0.1 million change in fair value of contingent earnout liability. Changes in operating assets and liabilities primarily included a $13.7 million increase in contract liabilities, a $4.1 million decrease in accounts receivable, net, a $1.7 million decrease in other long-term assets, and a $1.4 million increase in accounts payable, partially offset by a $9.8 million increase in other current assets, a $2.8 million decrease in operating lease liabilities, a $2.7 million decrease in accrued wages and benefits, a $1.6 million increase in contract assets, and a $1.1 million decrease in other accrued expenses.

Net cash used in operating activities was $45.7 million for the year ended December 31, 2022. This reflected our net loss of $99.0 million, adjustments for non-cash items of $40.5 million and a net decrease of $12.7 million in net operating assets. Non-cash items primarily consisted of a $22.3 million loss on extinguishment of debt, $18.3 million of depreciation and amortization expense, $11.5 million of stock-based compensation expense, $3.8 million of debt issuance amortization costs, $2.3 million of amortization of operating lease assets, and a $0.8 million loss on impairment of assets, partially offset by a $9.7 million gain on change in fair value of contingent earnout liability, and an $8.8 million gain on change in fair value of warrant liabilities. Changes in operating assets and liabilities primarily included a $16.6 million increase in contract liabilities, a $2.5 million decrease in other current assets, a $1.9 million decrease in other long-term assets, and a $1.1 million increase in other accrued expenses. partially offset by a $4.2 million increase in accounts receivable, net, a $1.8 million decrease in accounts payable, a $1.6 million decrease in operating lease liabilities, a $0.9 million decrease in accrued wages and benefits, and a $0.7 million increase in contract assets.

Cash Flows from Investing Activities (As Restated)

Cash flows from investing activities primarily relate to cash used for business acquisitions, the procurement, development, and deployment of capital assets, including satellites and related launch costs, ground stations, machinery and equipment, furniture, computer equipment and software, and leasehold improvements.

The following table summarizes our net cash used in investing activities relating to capital expenditures by source of spend:

(dollars in thousands)	Q1'23	Q2'23	Q3'23	Q4'23	2023	% of Total
Spire platform / Infrastructure	$1,354	$1,629	$2,045	$646	$5,674	33%
Customer funded (Space Services)	1,859	1,811	3,295	4,713	11,678	67%
Total CapEx	$3,213	$3,440	$5,340	$5,359	$17,352	100%

(dollars in thousands)	Q1'22	Q2'22	Q3'22	Q4'22	2022	% of Total
Spire platform / Infrastructure	$1,215	$2,560	$1,344	$994	$6,113	29%
Customer funded (Space Services)	3,028	5,682	2,078	4,093	14,881	71%
Total CapEx	$4,243	$8,242	$3,422	$5,087	$20,994	100%

Year-over-Year Variance	Q1'23 v Q1'22	Q2'23 v Q2'22	Q3'23 v Q3'22	Q4'23 v Q4'22	2023 v 2022
Spire platform / Infrastructure	11%	(36)%	52%	(35)%	(7)%
Customer funded (Space Services)	(39)%	(68)%	59%	15%	(22)%
Total CapEx	(24)%	(58)%	56%	5%	(17)%

Net cash used in investing activities was $5.0 million for the year ended December 31, 2023. The net cash used in investing activities was driven by purchases of $40.1 million in short-term investments and $17.4 million of investment in property and equipment, partially offset by $52.5 million in maturities of short-term investments.

Net cash used in investing activities was $43.9 million for the year ended December 31, 2022. The net cash used in investing activities was driven by purchases of $40.2 million in short-term investments and $21.0 million of investment in property and equipment, partially offset by $17.3 million in maturities of short-term investments.

Cash Flows from Financing Activities

Cash flows from financing activities relate primarily to net proceeds from the issuance of long term debt, convertible notes and Class A common stock.

Net cash provided by financing activities was $23.9 million for the year ended December 31, 2023. The net cash provided by financing activities was driven by $19.9 million of proceeds from long-term debt, $7.9 million of proceeds from issuance of common stock, and $0.7 million of proceeds from the employee stock purchase plan, partially offset by $4.5 million of long-term debt repayments, and $0.1 million of payments of debt issuance costs.

Net cash provided by financing activities was $26.4 million for the year ended December 31, 2022. The net cash provided by financing activities was driven by $101.0 million of proceeds from long-term debt, $0.8 million of proceeds from stock option exercises and $0.6 million of proceeds from the employee stock purchase plan, partially offset by $71.5 million of payments on long-term debt, and $4.5 million of payments of debt issuance costs. The long-term debt and debt issuance cost items were driven by the Blue Torch loan transaction.

For additional information regarding the terms of our credit facilities and notes, see Note 7 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

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

Revenue Recognition (As Restated)

Our contracts with customers may include promises to transfer multiple solutions and services to a customer. A performance obligation is a promise in a contract with a customer to transfer solutions or services that are capable of being distinct, whereby the customer can benefit from the solution or service either on its own or with other available resources, and are distinct in the context of the contract, whereby the transfer of the solution or service is separately identifiable from other promises in the contract. Determining whether solutions and services are distinct performance obligations that should be accounted for separately or combined as a single performance obligation involves significant judgment that requires us to assess the nature of the promise and value delivered to the customer. Certain of our contracts contain multiple project-based solutions and services promised to a customer over various phases (e.g., scoping, development, manufacturing, testing, launch, and/or satellite operations), which we assess at contract inception to determine which of the solutions and services promised in a contract are distinct in order to identify individual performance obligations.

For contracts with more than one performance obligation, the transaction price is allocated among the performance obligations using the relative standalone selling price (“SSP”) of each obligation. Judgment is required to determine the SSP for each distinct performance obligation. SSP is generally estimated using cost plus a reasonable margin based on value added to the customer.

For certain project-based performance obligations, primarily our R&D Services Contracts, we recognize revenue over time using the percentage-of-completion method, using an input measure, specifically the cost incurred to date over the total expected cost of the contract. We have determined this method to be the most direct and reasonable measure of progress as it reflects the results achieved and value transferred to the customer. We recognize revenue for other contracts over time, such as data subscriptions and the data delivery for Space Services Contracts. For these contracts we use straight-line, time-based measures such as months data subscription delivered or operational satellite days delivered.

We have certain contracts which are satisfied at a point in time, primarily for the delivery of discrete quantities of data or upon delivery of a completed study or report. For such contracts, we recognize revenue upon delivery of the related data, study or report.

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

We have experienced and will continue to experience fluctuations in our net loss as a result of gains or losses related to revaluing certain asset and current liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. For fiscal year 2023, we had a gain due to changes in foreign currency exchange rates of $1.5 million and for fiscal year 2022, we had a loss due to changes in foreign currency exchange rates of $0.9 million. A hypothetical 10% strengthening or weakening of the U.S. dollar relative to the currencies in which our revenue and expenses are denominated would have resulted in an increase or decrease in our reported fiscal year 2023 pre-tax loss of approximately $3.4 million.

Interest rate sensitivity

We had cash and cash equivalents totaling $29.1 million and short-term marketable securities of $11.7 million as of December 31, 2023. These amounts were held primarily in demand deposit accounts and short-term marketable securities. The cash and cash equivalents are held for working capital purposes or strategic investment purposes.

We are exposed to market risks related to fluctuations in interest rates related to the Blue Torch Credit Facility. The Blue Torch Credit Facility accrues interest at a floating rate, to be based, at our election, on either a reference rate or a 3-month Term SOFR rate (subject to a 1.0% floor), plus an interest rate margin of 7.0% for reference rate borrowings and 8.0% for 3-month Term SOFR borrowings, plus an incremental Term SOFR margin of 0.26161%. Accordingly, increases in SOFR could increase our interest payments under the Blue Torch Credit Facility. For example, a hypothetical increase of 100 basis points in the interest rate of the Blue Torch Credit Facility would have an approximately $1.2 million impact on an annual basis on our results of operations. The SIF loan is interest-free.

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

Item 8. Financial Statements and Supplemental Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Spire Global, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Spire Global, Inc. and its subsidiaries (the "Company") as of December 31, 2023 and 2022, and the related consolidated statements of operations, of comprehensive loss, of changes in stockholders' equity and of cash flows for the years then ended, including the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Restatement of Previously Issued Financial Statements

As discussed in Note 2 to the consolidated financial statements, the Company has restated its 2023 and 2022 financial statements to correct misstatements.

Substantial Doubt about the Company's Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has a history of operating losses and negative cash flows from operations since inception that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ PricewaterhouseCoopers LLP

San Francisco, California

March 6, 2024, except for the effects of the restatement discussed in Note 2 to the consolidated financial statements and with respect to the matters that raise substantial doubt about the Company’s ability to continue as a going concern discussed in Note 3, as to which the date is March 3, 2025

We have served as the Company’s auditor since 2019.

Spire Global, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	December 31,
	2023	2022
	(As Restated)	(As Restated)
Assets
Current assets
Cash and cash equivalents	$29,136	$47,196
Marketable securities	11,726	23,084
Accounts receivable, net (including allowance of $586 and $395 as of December 31, 2023 and 2022, respectively)	9,911	13,864
Contract assets	4,718	2,881
Other current assets	16,848	7,153
Total current assets	72,339	94,178
Property and equipment, net	60,446	55,823
Operating lease right-of-use assets	14,921	11,687
Goodwill	51,155	49,954
Customer relationships	19,363	20,814
Other intangible assets	12,660	13,967
Other long-term assets, including restricted cash	8,380	9,562
Total assets	$239,264	$255,985
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$8,012	$4,800
Accrued wages and benefits	1,829	4,502
Contract liabilities, current portion	31,178	20,524
Other accrued expenses	8,326	8,469
Total current liabilities	49,345	38,295
Long-term debt	114,113	98,475
Contract liabilities, non-current	17,923	14,349
Contingent earnout liability	220	349
Deferred income tax liabilities	804	732
Warrant liability	5,988	1,831
Operating lease liabilities, net of current portion	13,079	10,815
Other long-term liabilities	8	8
Total liabilities	201,480	164,854
Commitments and contingencies (Note 10)
Stockholders’ equity
Common stock, $0.0001 par value, 1,000,000,000 Class A and 15,000,000 Class B shares authorized, 21,097,351 Class A and 1,507,325 Class B shares issued and outstanding at December 31, 2023; 17,959,923 Class A and 1,507,325 Class B shares issued and outstanding at December 31, 2022(1)	2	2
Additional paid-in capital	477,624	455,765
Accumulated other comprehensive loss	(4,556)	(6,908)
Accumulated deficit	(435,286)	(357,728)
Total stockholders’ equity	37,784	91,131
Total liabilities and stockholders’ equity	$239,264	$255,985

(1) The issued and outstanding shares of the Company's common stock have been retroactively adjusted to reflect the 1-for-8 reverse stock split (Note 1).

The accompanying notes are an integral part of these consolidated financial statements.

Spire Global, Inc.

Consolidated Statements of Operations

(In thousands, except share and per share amounts)

	Years Ended December 31,
	2023	2022
	(As Restated)	(As Restated)
Revenue	$97,612	$70,767
Cost of revenue	59,024	53,626
Gross profit	38,588	17,141
Operating expenses:
Research and development	27,650	22,073
Sales and marketing	25,754	28,502
General and administrative	41,999	44,892
Loss on decommissioned satellites	747	549
Allowance for current expected credit loss on notes receivable	1,218	—
Total operating expenses	97,368	96,016
Loss from operations	(58,780)	(78,875)
Other income (expense):
Interest income	2,332	948
Interest expense	(19,036)	(13,955)
Change in fair value of contingent earnout liability	129	9,677
Change in fair value of warrant liabilities	(1,597)	8,757
Loss on extinguishment of debt	—	(22,510)
Other expense, net	(748)	(2,769)
Total other expense, net	(18,920)	(19,852)
Loss before income taxes	(77,700)	(98,727)
Income tax provision	(142)	285
Net loss	$(77,558)	$(99,012)
Basic and diluted net loss per share(1)	$(3.96)	$(5.66)
Weighted-average shares used in computing basic and diluted net loss per share(1)	19,580,006	17,484,927

(1) The shares of the Company's common stock and the per share amounts have been retroactively adjusted to reflect the 1-for-8 reverse stock split (Note 1).

The accompanying notes are an integral part of these consolidated financial statements.

Spire Global, Inc.

Consolidated Statements of Comprehensive Loss

(In thousands)

	Years Ended December 31,
	2023	2022
	(As Restated)	(As Restated)
Net loss	$(77,558)	$(99,012)
Other comprehensive gain (loss):
Foreign currency translation adjustments	2,318	(7,657)
Net unrealized gain (loss) on investments (net of tax)	34	(33)
Comprehensive loss	$(75,206)	$(106,702)

The accompanying notes are an integral part of these consolidated financial statements.

Spire Global, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

(In thousands, except share amounts)

	Common Stock		Additional Paid in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares(1)	Amount(1)	Capital(1)	Loss	Deficit	Equity
Balance, December 31, 2021 (Previously Reported)	18,894,262	2	438,709	732	(249,236)	$190,207
Restatement adjustment	—	—	—	50	(9,480)	(9,430)
Balance, December 31, 2021 (As Restated)	18,894,262	2	438,709	782	(258,716)	180,777
Exercise of stock options	62,975	—	806	—	—	806
Release of Restricted Stock Units	30,310	—	(70)	—	—	(70)
Issuance of common stock under Employee Stock Purchase Plan	65,726	—	623	—	—	623
Stock compensation expense	—	—	11,491	—	—	11,491
Conversion of warrants to common stock	413,910	—	4,206	—	—	4,206
Net loss (As Restated)	—	—	—	—	(99,012)	(99,012)
Foreign currency translation adjustments (As Restated)	—	—	—	(7,657)	—	(7,657)
Net unrealized loss on investments (net of tax)	—	—	—	(33)	—	(33)
Balance, December 31, 2022 (As Restated)	19,467,183	2	455,765	(6,908)	(357,728)	91,131
Exercise of stock options	500	—	3	—	—	3
Release of Restricted Stock Units and Performance Stock Units	781,557	—	—	—	—	—
Issuance of common stock under Employee Stock Purchase Plan	154,371	—	727	—	—	727
Stock compensation expense	—	—	12,978	—	—	12,978
Issuance of common stock under the Equity Distribution Agreement, net	2,166,384	—	7,866	—	—	7,866
Conversion of warrants to common stock	34,728	—	286	—	—	286
Redemption of fractional shares due to reverse stock split	(47)	—	(1)	—	—	(1)
Net loss (As Restated)	—	—	—	—	(77,558)	(77,558)
Foreign currency translation adjustments (As Restated)	—	—	—	2,318	—	2,318
Net unrealized gain on investments (net of tax)	—	—	—	34	—	34
Balance, December 31, 2023 (As Restated)	22,604,676	$2	$477,624	$(4,556)	$(435,286)	$37,784

(1) The shares of the Company's common stock have been retroactively adjusted to reflect the 1-for-8 reverse stock split (Note 1).

The accompanying notes are an integral part of these consolidated financial statements.

Spire Global, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Years Ended December 31,
	2023	2022
	(As Restated)	(As Restated)
Cash flows from operating activities
Net loss	$(77,558)	$(99,012)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	18,228	18,341
Stock-based compensation	12,978	11,491
Amortization of operating lease right-of-use assets	2,928	2,344
Amortization of debt issuance costs	2,337	3,781
Change in fair value of warrant liabilities	1,597	(8,757)
Change in fair value of contingent earnout liability	(129)	(9,677)
Loss on decommissioned satellites and impairment of assets	1,024	784
Loss on extinguishment of debt	—	22,271
Other, net	(505)	(38)
Changes in operating assets and liabilities:
Accounts receivable, net	4,144	(4,180)
Contract assets	(1,647)	(713)
Other current assets	(9,803)	2,459
Other long-term assets	1,680	1,852
Accounts payable	1,371	(1,808)
Accrued wages and benefits	(2,747)	(923)
Contract liabilities	13,693	16,618
Other accrued expenses	(1,116)	1,103
Operating lease liabilities	(2,782)	(1,632)
Other long-term liabilities	—	(45)
Net cash used in operating activities	(36,307)	(45,741)
Cash flows from investing activities
Purchases of short-term investments	(40,116)	(40,213)
Maturities of short-term investments	52,500	17,300
Purchase of property and equipment	(17,352)	(20,994)
Net cash used in investing activities	(4,968)	(43,907)
Cash flows from financing activities
Proceeds from long-term debt	19,886	100,973
Proceeds from issuance of common stock under the Equity Distribution Agreement, net	7,866	—
Payments on long-term debt	(4,500)	(71,512)
Payments of debt issuance costs	(75)	(4,516)
Proceeds from exercise of stock options	3	806
Proceeds from employee stock purchase plan	727	622
Net cash provided by financing activities	23,907	26,373
Effect of foreign currency translation on cash, cash equivalents and restricted cash	(568)	1,199
Net decrease in cash, cash equivalents and restricted cash	(17,936)	(62,076)
Cash, cash equivalents and restricted cash
Beginning balance	47,569	109,645
Ending balance	$29,633	$47,569
Supplemental disclosure of cash flow information
Cash paid for interest	$16,157	$9,438
Income taxes paid	$47	$210
Noncash operating, investing and financing activities
Property and equipment purchased but not yet paid	$2,745	$957
Right-of-use assets obtained in exchange for lease liabilities	$5,868	$—
Accrued long-term debt issuance costs	$1,800	$—
Conversion of warrants to Class A common stock	$286	$4,205
Issuance of stock warrants with long-term debt (Note 9)	$2,579	$3,579

The accompanying notes are an integral part of these consolidated financial statements.

Spire Global, Inc.

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

(In thousands, except shares and per share data, unless otherwise noted)

1.
Nature of Business

Spire Global, Inc. (“Spire” or the “Company”), founded in August 2012, is a global provider of space-based data and analytics that offers its customers unique datasets and insights about earth from the ultimate vantage point. The Company collects this space-based data through its proprietary constellation of multi-purpose nanosatellites. The Company designs, manufacturers, integrates, and operates its own satellites and ground stations to deliver unique end-to-end comprehensive solutions. The Company offers the following three data solutions to customers: Maritime, Aviation and Weather. As a fourth solution, the Company is providing “space-as-a-service” through its Space Services solution.

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

2.
Restatement of Previously Issued Financial Statements

Description of Restatement Adjustments

In August 2024, the Company began a comprehensive review of its accounting practices and procedures with respect to revenue recognition related to certain (i) contracts in its “Space as a Service” business (the “Space Services Contracts”) and (ii) contracts in its customer-funded or co-funded research and development arrangements (the “R&D Services Contracts,” and together with the Space Services Contracts, the “Space Services and R&D Services Contracts”) under applicable accounting standards and guidance. As a result of its comprehensive review, the Company determined that a restatement of its previously issued consolidated financial statements for the Affected Periods were required related to consideration of embedded leases for a Space Services Contract, recognition of an allowance for current expected credit loss related to a note receivable issued to a customer, revenue recognition for Space Services and R&D Services Contracts, and income statement classification of costs related to R&D Services Contracts.

The Company previously accounted for Space Services Contracts by recognizing revenue separately for each project phase (e.g., development, manufacturing, launch, and satellite operations). Because the Space Services Contracts involve bespoke satellites developed under customer requirements, the Company first evaluated whether any of the Space Services Contracts contain embedded leases. Based on this review, the Company concluded that one Space Services Contract contained embedded leases of satellites to the customer, but because the customer controls the satellites being constructed under this specific contract, it was a

Spire Global, Inc.

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

(In thousands, except shares and per share data, unless otherwise noted)

failed build-to-suit arrangement under Accounting Standards Codification (“ASC”) Topic 842, Leases, and therefore, should still be accounted for under ASC 606, Revenue from Contracts with Customers. The Company determined that the contract requires the transaction price to be allocated to the following performance obligations: design/build, launch, operation, and material rights for up to ten additional satellites. As a result, the Company corrected the financial statements for the Affected Periods to reflect the correct pattern of revenue recognition: over time for the design/build of satellites controlled by the customer, utilizing an input method based on a cost-to-cost measure of progress over the period from initial design to launch; at the point in time when the launch occurred for launch service; over time utilizing an output method based on the number of satellite months as the measure of progress for operating the satellite; and when (or as) the underlying future services are transferred, or when the options expire, for material rights. The Company also made the following correction to account for costs incurred for this contract: construction-related costs were expensed as incurred rather than capitalized as property and equipment, and the prepaid fees for launch services were capitalized as costs to fulfill the contract within other current assets on the consolidated balance sheets, rather than capitalized as property and equipment. The capitalized prepaid launch costs will be recognized as expense upon the successful launch of the satellites.

In addition, under this contract, the customer provided a $4,500 promissory note to the Company to cover the launch costs. Historically, the Company had not recorded an allowance for current expected credit loss (“CECL”) on the promissory note balance. Management determined that the note receivable is subject to CECL guidance and recorded an allowance for current expected credit loss on the notes receivable balance for the applicable period as of the year ended December 31, 2023.

For the Space Services Contracts that do not contain an embedded lease, the Company concluded that, given the contractual clauses in Space Services Contracts by which each company retains its intellectual property, no control of intellectual property was transferred to the end customer during the pre-space period, and therefore, no performance obligation for the pre-space period exists. The Space Services Contracts were determined to generally only have one performance obligation for the overall space service. The transfer of control of the service to the customer starts when the satellite is in operation and the data service commences. As a result, the Company corrected the consolidated financial statements for the Affected Periods to remove revenue recognized during the pre-space period and recognize revenue over time utilizing an output measure of progress based on satellite months during its intended service period. In addition to the one performance obligation for the space service, certain Space Services Contracts have additional performance obligations for customers’ material rights to purchase additional satellites or services in the future at a discounted price, which resulted in the transaction price being allocated to the material rights in addition to the space service performance obligation. Revenue allocated to material rights is recognized over the period of service to which the material right relates or at the time the material right expires. The Company concluded that no change was required to the accounting treatment for costs associated with these contracts as the Company's existing practice of capitalizing satellite costs within property and equipment, the capitalization of costs to obtain the contracts within other current assets, and the related recognition of expense over the expected life of the assets or term of the contracts were appropriate.

For the R&D Services Contracts, the Company determined that its previous revenue recognition practice of revenue recognition on completion of each contractual milestone did not accurately represent the pattern of control transfer for the related intellectual property under the contract. The Company concluded that the pattern of control transfer for the intellectual property occurs over time as the Company performs its research and development activities. Therefore, the Company determined that revenue related to customer-funded research and development arrangements should have been recognized by using an input method based on a cost-to-cost measure of progress, over the period from initial design to launch, generally resulting in earlier revenue recognition, as the Company’s performance precedes the related milestone. All costs associated with the R&D Services Contracts were reclassified from research and development to cost of revenue within gross profit on the face of the consolidated statements of operations. In the past, these costs were classified as research and development within operating expenses. The costs for the Company’s internal research and development projects will remain as research and development expense within operating expenses.

As a result of the accounting errors detailed above, revenue, cost of revenue, research and development expense, other expense, income tax provision, accumulated other comprehensive loss, contract assets, contract liabilities, property and equipment, and allowance for current expected credit loss on notes receivable were determined to be incorrect on the Company’s consolidated balance sheets, consolidated statements of operations, consolidated statements of comprehensive loss, consolidated statements of stockholders' equity and consolidated statements of cash flows as of and for the Affected Periods.

Spire Global, Inc.

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

(In thousands, except shares and per share data, unless otherwise noted)

Other Adjustments

The Company historically incorrectly recorded advances made to vendors for property and equipment in other current assets before clearing it to property and equipment, except for the balance as of September 30, 2022, which was included in property and equipment in the condensed consolidated balance sheets. As advances to vendors were included in other current assets, the cash flows associated with these payments were incorrectly reflected in operating activities in the consolidated statements of cash flows. The Company determined that the advances made to vendors for property and equipment should be included in property and equipment. Therefore, advances to vendors were reclassified to property and equipment and the cash flows associated with the advances made were reclassified from operating activities to investing activities in the consolidated statements of cash flows for the applicable Affected Periods (beginning December 31, 2022).

The Company identified that the cost associated with a supply chain department should have been classified as cost of revenue but was incorrectly classified as general and administrative expense for the years ended December 31, 2023, and December 31, 2022, as well as the interim periods within such years. The Company corrected the classification by reclassifying all expenses recognized in that department from general and administrative expense to cost of revenue for the Affected Periods.

The Company identified that the cash balances held in certain foreign subsidiaries' accounts were remeasured incorrectly. The incorrect remeasurement impacted (i) the cash balance on the condensed consolidated balance sheets as of June 30, 2023 and September 30, 2023, and the consolidated balance sheets as of December 31, 2023; (ii) the foreign currency remeasurement loss on the condensed consolidated statements of operations for the three months and six months ended June 30, 2023 and the three months and nine months ended September 30, 2023; and the consolidated statements of operations for the year ended December 31, 2023. The Company corrected the remeasurement of the affected cash balances in the Affected Periods.

The Company did not accrue expenses for Delaware franchise taxes in the proper periods on its consolidated balance sheets and the expenses for Delaware franchise taxes were classified as other expense, net on its consolidated statements of operations. As part of this restatement, the Company accrued for the Delaware franchise taxes in the appropriate periods and reclassified the amounts from other expense, net to general and administrative expenses.

The Company identified that certain state taxes that were originally classified as other expense, net are related to state minimums or franchise-like taxes, which are based on revenues. Therefore, those amounts were incorrectly classified as other expense, and should have been classified as general and administrative expense. As part of this restatement, the Company reclassified the amounts from other expense, net to general and administrative expenses.

The Company identified that a settlement for a vendor dispute was incorrectly included in other expense, net on its consolidated statements of operations in the three and nine months ended September 30, 2023. As the settlement for a vendor dispute related to operating activities, the Company reclassified the amount from other expense, net to general and administrative expenses.

The Company identified that a customer deposit was incorrectly classified as other accrued expenses instead of contract liability on its consolidated balance sheets. As part of this restatement, the Company reclassified the amount from other accrued expense to contract liabilities, non-current.

Consolidated Financial Statements - Restatement Reconciliation Tables

The following tables reflect the impact of the restatement to the specific line items presented in the Company’s previously reported consolidated financial statements as of and for the years ended December 31, 2023 and 2022. The Company has provided in Note 16 the restated unaudited quarterly condensed consolidated financial information for each of the interim periods in the fiscal years ended December 31, 2023 and 2022. The accompanying applicable Notes to Consolidated Financial Statements have been updated to reflect the effects of the restatement.

The impact of the restatement to the consolidated statements of changes in stockholders’ equity includes increases of $32,683 and $19,081 in accumulated deficit as of December 31, 2023 and 2022, respectively, and a $9,480 increase to accumulated deficit as of January 1, 2022.

Spire Global, Inc.

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

(In thousands, except shares and per share data, unless otherwise noted)

The amounts in the "As Previously Reported" columns are amounts derived from the Company's previously filed consolidated financial statements in the Original Form 10-K. The amounts in the "Restatement Adjustments" columns present the impact of the following adjustments:

•
The change in revenue recognition timing for Space Services Contracts,
•
The change in revenue recognition timing for R&D Services Contracts,
•
The reclassification of costs related to R&D Services Contracts from research and development expense to cost of revenue,
•
The recognition of expense for satellite construction and launch services for the failed build-to-suit lease contract,
•
The recognition of the allowance for current expected credit loss related to a note receivable issued to a customer,
•
The impact to income tax provision as a result of the restatement adjustments above,
•
The impact to foreign currency translation gain or loss as a result of the restatement adjustments above, and
•
Other adjustments including balance sheet reclassification of fixed asset advances and customer deposits, statements of operations reclassification of department costs, a vendor dispute settlement, franchise taxes, other state taxes, and cash remeasurement adjustments.

The amounts in the "As Restated" columns are the updated amounts including the impacts from the restatement. Financial statement line items and subtotals that were not impacted by the restatement adjustments have been omitted for enhanced clarity.

		As of December 31, 2023			As of December 31, 2022
Consolidated Balance Sheets	Notes	As Previously Reported	Restatement Adjustments	As Restated	As Previously Reported	Restatement Adjustments	As Restated
Cash and cash equivalents	(i)	$29,144	$(8)	$29,136	$47,196	$-	$47,196
Contract assets	(ii)	$6,215	$(1,497)	$4,718	$3,353	$(472)	$2,881
Other current assets	(iii)	$12,340	$4,508	$16,848	$9,279	$(2,126)	$7,153
Total current assets		$69,336	$3,003	$72,339	$96,776	$(2,598)	$94,178
Property and equipment, net	(iv)	$71,209	$(10,763)	$60,446	$53,752	$2,071	$55,823
Other long-term assets, including restricted cash	(v)	$8,181	$199	$8,380	$9,562	$-	$9,562
Total assets		$246,825	$(7,561)	$239,264	$256,512	$(527)	$255,985
Contract liabilities, current portion	(vi)	$23,165	$8,013	$31,178	$15,856	$4,668	$20,524
Other accrued expenses	(vii)	$8,540	$(214)	$8,326	$8,210	$259	$8,469
Total current liabilities		$41,546	$7,799	$49,345	$33,368	$4,927	$38,295
Contract liabilities, non-current	(viii)	$-	$17,923	$17,923	$-	$14,349	$14,349
Deferred income tax liabilities	(ix)	$1,069	$(265)	$804	$771	$(39)	$732
Other long-term liabilities	(x)	$272	$(264)	$8	$780	$(772)	$8
Total liabilities		$176,287	$25,193	$201,480	$146,389	$18,465	$164,854
Accumulated other comprehensive loss	(xi)	$(4,485)	$(71)	$(4,556)	$(6,997)	$89	$(6,908)
Accumulated deficit	(xii)	$(402,603)	$(32,683)	$(435,286)	$(338,647)	$(19,081)	$(357,728)
Total stockholders’ equity		$70,538	$(32,754)	$37,784	$110,123	$(18,992)	$91,131
Total liabilities and stockholders’ equity		$246,825	$(7,561)	$239,264	$256,512	$(527)	$255,985

Description of restatement adjustments in the consolidated balance sheets:

(i)
The $8 decrease in cash and cash equivalents as of December 31, 2023 is related to the cash remeasurement adjustment for cash balances from certain foreign subsidiaries.
(ii)
The $1,497 and $472 decreases in contract assets as of December 31, 2023 and December 31, 2022, respectively, are related to adjustments to correct revenue recognition for Space Services and R&D Services Contracts.
(iii)
Adjustments to other current assets:
a.
The $4,508 increase in other current assets as of December 31, 2023, resulted from an increase of $7,586 from prepaid launch costs for customer-controlled satellites for one specific contract reclassified from property and equipment to other current assets, partially offset by a decrease of $1,860 from advances for fixed assets that have

Spire Global, Inc.

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

(In thousands, except shares and per share data, unless otherwise noted)

been reclassified from other current assets to property and equipment and a decrease of $1,218 from allowance for current expected credit loss for notes receivable recorded in other current assets.
b.
The $2,126 decrease in other current assets as of December 31, 2022, is related to advances for fixed assets that have been reclassified to other long-term assets from other current assets.
(iv)
Adjustments to property and equipment:
a.
The $10,763 decrease in property and equipment as of December 31, 2023, resulted from a decrease of $7,586 from prepaid launch costs for such satellites reclassified into other current assets and a decrease of $5,037 from construction costs for customer-controlled satellites for one specific contract being expensed as cost of revenue rather than capitalized into property and equipment, partially offset by an increase of $1,860 from advances for fixed assets that have been reclassified from other current assets to property and equipment.
b.
The $2,071 increase in property equipment as of December 31, 2022 resulted from an increase of $2,126 from advances for fixed assets that have been reclassified from other current assets to property and equipment, partially offset by a decrease of $55 from construction costs for customer-controlled satellites for one specific satellite being expensed as cost of revenue rather than capitalized into property and equipment.
(v)
The $199 increase in other long-term assets, including restricted cash as of December 31, 2023, is related to the correction of revenue recognition for Space Services and R&D Services Contracts impacting long-term contract assets.
(vi)
The $8,013 and $4,668 increases in contract liabilities, current portion as of December 31, 2023, and December 31, 2022, respectively, are related to the correction of revenue recognition for Space Services and R&D Services Contracts impacting contract liabilities, current portion.
(vii)
The $214 decrease in other accrued expenses as of December 31, 2023 resulted from a decrease of $254 for a customer deposit balance reclassified from other accrued expense to contract liability, non-current, partially offset by an increase of $40 for the Delaware franchise tax accrual. The $259 increase in other accrued expenses as of December 31, 2022 resulted from a $429 increase for Delaware franchise tax accrual, partially offset by a decrease of $170 for the customer deposit balance reclassified from other accrued expense to contract liability, noncurrent.
(viii)
Adjustments to contract liabilities, non-current:
a.
The $17,923 increase in contract liabilities, non-current as of December 31, 2023, resulted from adjustments of $17,405 to correct revenue recognition for Space Services and R&D Services Contracts, a $264 pre-adjusted balance of contract liabilities, non-current that was historically included within other long-term liabilities but has been reclassified to its own line, and a $254 contract liability, non-current balance reclassified from other accrued expense.
b.
The $14,349 increase in contract liabilities, non-current as of December 31, 2022, resulted from adjustments of $13,407 to correct revenue recognition for Space Services and R&D Services Contracts, a $772 balance of contract liabilities, non-current that was originally included within other long-term liabilities, and an increase of $170 from contract liability, non-current balance reclassified from other accrued expense.
(ix)
The $265 and $39 decreases in deferred income tax liabilities as of December 31, 2023 and December 31, 2022, respectively, are related to impact to income tax provision as a result of the revenue adjustments.
(x)
The $264 and $772 decreases in other long-term liabilities as of December 31, 2023, and December 31, 2022, respectively, are related to the non-current contract liabilities balance that was historically included in other long-term liabilities but now has been presented in its own line (see restatement adjustment description (viii)).
(xi)
The $71 increase and $89 decrease of accumulated other comprehensive loss as of December 31, 2023, and December 31, 2022, respectively, are related to the misstatements’ impact on cumulative foreign currency translation loss.
(xii)
The $32,683 increase in accumulated deficit as of December 31, 2023 is related to the cumulative adjustments made in the consolidated statements of operations. The $19,081 increase in accumulated deficit as of December 31, 2022 is related to an increase of $9,601 in net loss due to the adjustments mentioned above for the year ended December 31, 2022 and an increase of $9,480 in the beginning balance of the accumulated deficit as of January 1, 2022 due to the adjustments mentioned above.

Spire Global, Inc.

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

(In thousands, except shares and per share data, unless otherwise noted)

		Year Ended December 31, 2023			Year Ended December 31, 2022
Consolidated Statements of Operations	Notes	As Previously Reported	Restatement Adjustments	As Restated	As Previously Reported	Restatement Adjustments	As Restated
Revenue	(i)	$105,703	$(8,091)	$97,612	$80,268	$(9,501)	$70,767
Cost of revenue	(ii)	$42,434	$16,590	$59,024	$40,327	$13,299	$53,626
Gross profit		$63,269	$(24,681)	$38,588	$39,941	$(22,800)	$17,141
Research and development	(iii)	$38,923	$(11,273)	$27,650	$35,153	$(13,080)	$22,073
General and administrative	(iv)	$42,494	$(495)	$41,999	$44,831	$61	$44,892
Allowance for current expected credit loss on notes receivable	(v)	$-	$1,218	$1,218	$-	$-	$-
Total operating expenses		$107,918	$(10,550)	$97,368	$109,035	$(13,019)	$96,016
Loss from operations		$(44,649)	$(14,131)	$(58,780)	$(69,094)	$(9,781)	$(78,875)
Other expense, net	(vi)	$(1,063)	$315	$(748)	$(2,912)	$143	$(2,769)
Loss before income taxes		$(63,884)	$(13,816)	$(77,700)	$(89,089)	$(9,638)	$(98,727)
Income tax provision	(vii)	$72	$(214)	$(142)	$322	$(37)	$285
Net loss		$(63,956)	$(13,602)	$(77,558)	$(89,411)	$(9,601)	$(99,012)
Basic and diluted net loss per share (1)		$(3.27)	$(0.69)	$(3.96)	$(5.11)	$(0.55)	$(5.66)
Weighted-average shares used in computing basic and diluted net loss per share (1)		19,580,006	-	19,580,006	17,484,927	-	17,484,927

(1) The shares of the Company's common stock and the per share amounts for the year ended December 31, 2022 have been retroactively adjusted to reflect the 1-for-8 reverse stock split (Note 1).

Description of restatement adjustments in the consolidated statements of operations:

(i)
The $8,091 and $9,501 decreases in revenue for the years ended December 31, 2023 and December 31, 2022, respectively, are related to the correction of revenue recognition for Space Services and R&D Services Contracts.
(ii)
Adjustments to cost of revenue:
a.
The $16,590 increase in cost of revenue for the year ended December 31, 2023 resulted from an increase of $11,273 from costs associated with R&D Services Contracts being reclassified from research and development expense to cost of revenue, an increase of $4,922 from construction costs for customer-controlled satellites for one specific contract being expensed to cost of revenue rather than capitalized into property and equipment, and an increase of $395 from the reclassification of supply chain department costs from general and administrative expense to cost of revenue.
b.
The $13,299 increase in cost of revenue for the year ended December 31, 2022 resulted from an increase of $13,080 from costs associated with R&D Services Contracts being reclassified from research and development expense to cost of revenue, an increase of $167 from reclassification of supply chain department costs from general and administrative expense to cost of revenue, and an increase of $52 from costs for customer-controlled satellites for one specific contract that are expensed as cost of revenue rather than capitalized into property and equipment.
(iii)
The $11,273 and $13,080 decreases in research and development expense for the years ended December 31, 2023 and December 31, 2022, respectively, are related to costs associated with R&D Services Contracts being reclassified from research and development expense to cost of revenue.
(iv)
Adjustments to general and administrative expense:
a.
The $495 decrease in general and administrative expense for the year ended December 31, 2023 resulted from a decrease of $395 of supply chain department costs reclassified to cost of revenue and a decrease of $389 from the Delaware franchise tax accrual and reclassification, partially offset by increases of $235 and $54 for the reclassification of vendor dispute settlement and other state taxes, respectively, from other expense, net.
b.
The increase of $61 in general and administrative expense for the year ended December 31, 2022 resulted from an increase of $143 for other state taxes reclassification from other expense, net and an increase of $85 for Delaware

Spire Global, Inc.

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

(In thousands, except shares and per share data, unless otherwise noted)

franchise tax accrual and reclassification, partially offset by a decrease of $167 for the reclassification of supply chain department costs from general and administrative expense to cost of revenue.
(v)
The $1,218 increase in allowance for current expected credit loss on notes receivable for the year ended December 31, 2023 is related to the allowance for current expected credit loss recorded for the $4,500 notes receivable.
(vi)
Adjustments to other expense, net:
a.
The $315 decrease in other expense, net for the year ended December 31, 2023 resulted from a decrease of $235 for the vendor dispute settlement reclassified to general and administrative expense, a decrease of $54 from the other state taxes reclassified to general and administrative expense, and a decrease of $26 related to foreign currency gain or loss impact of the revenue and cash remeasurement adjustment.
b.
The $143 decrease in other expense, net for the year ended December 31, 2022 is related to the reclassification of other state taxes to general and administrative expense.
(vii)
The $214 and $37 decreases in income tax provisions for the year ended December 31, 2023 and December 31, 2022, respectively, are related to the impact to income tax provision as a result of the revenue adjustments.

		Year Ended December 31, 2023			Year Ended December 31, 2022
Consolidated Statements of Comprehensive Loss	Notes	As Previously Reported	Restatement Adjustments	As Restated	As Previously Reported	Restatement Adjustments	As Restated
Net loss		$(63,956)	$(13,602)	$(77,558)	$(89,411)	$(9,601)	$(99,012)
Foreign currency translation adjustments	(i)	$2,478	$(160)	$2,318	$(7,696)	$39	$(7,657)
Comprehensive loss		$(61,444)	$(13,762)	$(75,206)	$(97,140)	$(9,562)	$(106,702)

Description of restatement adjustments in the consolidated statements of comprehensive loss:

(i)
The $160 foreign currency translation loss and $39 foreign currency translation gain for the years ended December 31, 2023 and December 31, 2022, respectively, are related to the foreign currency translation impact of consolidated statements of operations adjustments (i) to (v) above.

		Year Ended December 31, 2023			Year Ended December 31, 2022
Consolidated Statements of Cash Flows	Notes	As Previously Reported	Restatement Adjustments	As Restated	As Previously Reported	Restatement Adjustments	As Restated
Net loss		$(63,956)	$(13,602)	$(77,558)	$(89,411)	$(9,601)	$(99,012)
Other, net	(i)	$(290)	$(215)	$(505)	$1	$(39)	$(38)
Change in contract assets	(ii)	$(2,463)	$816	$(1,647)	$(1,364)	$651	$(713)
Other current assets	(iii)	$(3,246)	$(6,557)	$(9,803)	$324	$2,135	$2,459
Change in contract liabilities	(iv)	$6,352	$7,341	$13,693	$7,776	$8,842	$16,618
Other accrued expenses	(v)	$(648)	$(468)	$(1,116)	$1,012	$91	$1,103
Net cash used in operating activities		$(23,622)	$(12,685)	$(36,307)	$(47,820)	$2,079	$(45,741)
Purchase of property and equipment	(vi)	$(30,037)	$12,685	$(17,352)	$(18,915)	$(2,079)	$(20,994)
Net cash used in investing activities		$(17,653)	$12,685	$(4,968)	$(41,828)	$(2,079)	$(43,907)
Effect of foreign currency translation on cash, cash equivalents and restricted cash	(vii)	$(560)	$(8)	$(568)	$1,199	$-	$1,199
Cash, cash equivalents and restricted cash - Ending balance		$29,641	$(8)	$29,633	$47,569	$-	$47,569

Description of restatement adjustments in the consolidated statements of cash flows:

(i)
The $215 and $39 adjustments to change in other, net for the year ended December 31, 2023 and December 31, 2022, respectively, represents the changes in deferred income tax liabilities related to the impact to income tax provision as a result of the revenue adjustments.

Spire Global, Inc.

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

(In thousands, except shares and per share data, unless otherwise noted)

(ii)
The $816 and $651 adjustments to change in contract assets for the years ended December 31, 2023 and December 31, 2022, respectively, are related to the impact to current and non-current balances of contract assets for the correction of revenue recognition for Space Services and R&D Services Contracts.
(iii)
Adjustments to change in other current assets:
a.
The $6,557 additional increase in other current assets for the year ended December 31, 2023 resulted from an increase of $7,585 from prepaid launch costs for customer-controlled satellites being reclassified from property and equipment to other current assets and an increase of $190 from net change in advances for fixed assets balance reclassified to property and equipment, partially offset by a decrease of $1,218 from allowance for current expected credit loss related to a note receivable issued to a customer recorded in other current assets.
b.
The $2,135 additional decrease in other current assets as of December 31, 2022, is related to net change in fixed assets advances reclassified from other current assets into property and equipment.
(iv)
Adjustments to change in contract liabilities:
a.
The $7,341 adjustment to change in contract liabilities for the year ended December 31, 2023 resulted from a $7,255 impact to current and non-current balances of contract liabilities from the correction of revenue recognition for Space Services and R&D Services Contracts and the $86 change in customer deposit balance reclassified from other accrued expense to contract liability, non-current.
b.
The $8,842 adjustment to change in contract liabilities for the year ended December 31, 2022 is related to the impact to current and non-current balances of contract liabilities from the correction of revenue recognition for Space Services and R&D Services Contracts.
(v)
The $468 adjustment to change in other accrued expense for the year ended December 31, 2023 resulted from a decrease of $382 for the Delaware franchise tax accrual and a decrease of $86 for change in customer deposit balances reclassified from other accrued expense to non-current contract liability. The $91 increase in other accrued expense for the year ended December 31, 2022 is related to the Delaware franchise tax accrual.
(vi)
Adjustments to purchase of property and equipment:
a.
The $12,685 decrease in purchase of property and equipment for the year ended December 31, 2023 resulted from a decrease of $7,585 from prepaid launch costs for the customer-controlled satellites being reclassified into other current assets rather than capitalized into the Company's property and equipment, a decrease of $4,834 from costs incurred to design/build the customer-controlled satellites being expensed rather than capitalized into the Company's property and equipment, and a decrease of $266 from noncash addition to property and equipment from the prior period advances that was incorrectly reflected as current period’s cash purchase.
b.
The $2,079 increase in purchase of property and equipment for the year ended December 31, 2022 resulted from an increase of $2,126 from advances paid for fixed assets that have been reclassified to property and equipment from other current assets, partially offset by a decrease of $47 from costs incurred to design/build the customer-controlled satellites being expensed rather than capitalized into the Company's property and equipment.
(vii)
The $8 decrease in cash and cash equivalents as of December 31, 2023 is related to the cash remeasurement adjustment for cash balances from certain foreign subsidiaries, which resulted in an $8 change in effect of foreign currency translation on cash, cash equivalents and restricted cash for the fiscal year ended December 31, 2023.

Spire Global, Inc.

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

(In thousands, except shares and per share data, unless otherwise noted)

3.
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

Liquidity Risks and Uncertainties

The Company has a history of operating losses and negative cash flows from operations since inception. During the year ended December 31, 2023, net loss was $77,558, cash used in operations was $36,307 and the Company received net proceeds of $7,866 from sales of shares of its Class A common stock under the Equity Distribution Agreement. The Company held cash and cash equivalents of $29,136, excluding restricted cash of $497, and investment in marketable securities of $11,726 as of December 31, 2023.

The Company’s ability to continue as a going concern for the next 12 months from the date of reissuance of these consolidated financial statements is dependent upon its ability to obtain sufficient cash to meet its obligations, including the repayment of all amounts owed pursuant to the Blue Torch Financing Agreement (as amended, and as defined below in Note 7). The Company has failed to meet its leverage ratio and minimum liquidity financial covenants and SEC periodic filing requirement non-financial covenant under the Blue Torch Financing Agreement, and therefore Blue Torch Finance LLC (“Blue Torch”) has the right to accelerate and declare all or any portion of the loans outstanding under the Blue Torch Financing Agreement to be due and payable. Further, upon the filing of this Form 10-K/A, the Company will fail to comply with the non-financial covenant requiring the Company to have a report or opinion of its auditor without an explanatory paragraph expressing substantial doubt about its ability to continue as a going concern. Based on the Company’s current cash and cash equivalents and investment in marketable securities balances and expected future financial results, if the Transactions (as defined below) do not close, the Company will not have sufficient liquidity to continue operations for at least the next twelve months from the reissuance of these consolidated financial statements. Furthermore, the Company will not have sufficient cash to repay the balance of the loans outstanding under the Blue Torch Financing Agreement in the event Blue Torch declares all or any portion of the loans to be due and payable.

The Company entered into a Share Purchase Agreement (the “Purchase Agreement”) with Kpler Holding SA, a Belgian corporation (“Buyer”), pursuant to which the Company agreed to sell its maritime business to Buyer and enter into certain ancillary agreements (the “Transactions”). The maritime business to be sold pursuant to the Transactions does not include any part of the Company’s satellite network or operations. The purchase price to be paid by Buyer to the Company at the closing of the Transactions is a cash payment based upon an enterprise value of $233,500, subject to customary adjustments. The Transactions also include a twelve-month transition service and data provision agreement for $7,500. The Purchase Agreement provides that the closing of the Transactions is subject to the satisfaction or waiver of certain closing conditions set forth in the Purchase Agreement.

On February 10, 2025, the Company filed a complaint in the Delaware Court of Chancery against Buyer seeking a grant of specific performance ordering Buyer to satisfy its obligations under the Purchase Agreement and consummate the closing in accordance with the terms of the Purchase Agreement. In the complaint, the Company also requested a declaratory judgment declaring that Buyer has breached its obligations under the Purchase Agreement and is not excused from performing its obligations under the Purchase Agreement, including proceeding with the closing.

Spire Global, Inc.

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

(In thousands, except shares and per share data, unless otherwise noted)

Kpler removed the matter to the District of Delaware, pursuant to a contract term in the Purchase Agreement promising not to contest removal to that court. The District of Delaware initially selected a March 4 trial date, but on February 26, 2025, the court set a trial date of May 28-30, 2025. There is no assurance as to what action the District of Delaware will take with respect to the proceeding initiated by us and there is no assurance as to whether or not the Transactions will be consummated on the terms contemplated or at all. The amount of any damages which may be sought or obtained from Buyer cannot be determined at this time.

The Company intends to use the proceeds from the closing of the Transactions to repay all amounts owed under the Blue Torch Financing Agreement. However, as described above, there is currently no assurance that the Transactions will close or when the Transactions may close. Given the expected delay in the closing of the Transactions, the Company intends to seek additional equity or debt financing (including securities convertible or exchangeable for equity) and may seek waivers of or amendments to contractual obligations, delay, limit, reduce, or terminate certain commercial efforts, or pursue merger, disposition or other strategies, any of which could adversely affect its business, results of operations, and financial condition. There is no assurance that the Company will be successful in achieving any of the foregoing. Due to the Company’s projected cash needs, including amounts owed pursuant to the Blue Torch Financing Agreement and the Company’s breach of its covenants under the Blue Torch Financing Agreement, there is substantial doubt about its ability to continue as a going concern for a period of at least 12 months from the date of reissuance of the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the dates of the

Spire Global, Inc.

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

(In thousands, except shares and per share data, unless otherwise noted)

consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Management’s significant estimates include assumptions for revenue recognition, which requires estimates of total costs used in measuring the progress of completion for the cost-based input method, allowance for current expected credit losses, valuation of certain assets and liabilities acquired from the acquisition of exactEarth in November 2021 (the “Acquisition”), realizability of deferred income tax assets, and fair value of equity awards, contingent earnout liabilities and warrant liabilities. Actual results could differ from those estimates.

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

•
Level 1: Quoted prices in active markets for identical assets or liabilities.
•
Level 2: Significant other observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data.
•
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

The following table shows components of cash, cash equivalents, and restricted cash reported on the consolidated balance sheets and in the consolidated statements of cash flows as of and for the years then ended:

	December 31,
	2023	2022
	(As Restated)
Cash and cash equivalents	$29,136	$47,196
Restricted cash included in Other long-term assets	497	373
	$29,633	$47,569

Accounts Receivable and Notes Receivable (As Restated)

Accounts receivable are stated at the amounts management expects to collect from outstanding balances. An allowance for current expected credit losses is recorded based on historical loss experience, consideration of current and future economic conditions, and evaluation of a customer’s current and future financial condition. Increases and decreases in the allowance for current expected credit losses are included as a component of sales and marketing expense in the consolidated statements of operations. Recoveries of accounts receivable for which an allowance exists, or those that were previously written off, are recorded when received. The Company recorded an expense for credit losses of $640 and $139 on accounts receivables for the years ended December 31, 2023 and 2022, respectively.

Notes receivable and interest on notes receivable are recorded in other current assets on the consolidated balance sheets. Notes receivable are stated at the amounts management expects to be paid based on the management's knowledge of the customer's financial position. As of December 31, 2023, the Company recorded an allowance for current expected credit loss of $1,218 on the consolidated statements of operations.

The Company generally grants credit to its customers on an unsecured basis. The Company does not have any off-balance sheet credit exposure related to its customers.

Concentrations of Credit Risk (As Restated)

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash, cash equivalents and restricted cash, marketable securities, and accounts receivable. The Company typically has cash accounts in excess of Federal Deposit Insurance Corporation insurance coverage limits. The Company has not experienced any losses on such accounts, and management believes that the Company’s risk of loss is remote. The Company had $4,500 and $0 note receivable balances outstanding as of December 31, 2023 and 2022, respectively. The entire balance as of December 31, 2023 is with one customer for which the Company has established a $1,218 allowance for current expected credit loss (Note 10).

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

Spire Global, Inc.

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

(In thousands, except shares and per share data, unless otherwise noted)

The following customers represented 10% or more of the Company’s total revenue:

	Years Ended December 31,
	2023	2022
	(As Restated)	(As Restated)
Customer A	*	14%
Customer B(1)	28%	21%

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

Property and Equipment (As Restated)

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

Spire Global, Inc.

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

(In thousands, except shares and per share data, unless otherwise noted)

The following table summarizes the Company's long-lived assets by geography:

	December 31,
	2023	2022
	(As Restated)	(As Restated)
EMEA(1)	62%	39%
Americas (2)	38%	61%
Total	100%	100%
(1)
United Kingdom represented 36%, Germany represented 14% and Luxembourg represented 12% for the year ended December 31, 2023 and United Kingdom represented 31% for the year ended December 31, 2022.
(2)
U.S. represented 17% and 34% and Canada represented 21% and 27% for the years ended December 31, 2023 and 2022, respectively.

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

The contingent earnout liability is categorized as a Level 3 fair value measurement using the Monte Carlo model (Note 9) because the Company estimates projections during the earnout period utilizing unobservable inputs. Contingent earnout payments involve certain assumptions requiring significant judgment and actual results may differ from assumed and estimated amounts. The assumptions utilized in the calculation are based on the achievement of certain stock price milestones, including the current price of our Class A common stock, expected volatility, risk-free rate, expected term and expected dividend yield.

Revenue Recognition (As Restated)

To determine revenue recognition, the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue as or when the Company satisfies the performance obligation.

The Company generates revenue from the following main solutions: Data, Space Services and Research & Development Services.

Data Solutions

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

The Company determined that each data access subscription provides a series of distinct services in which the customer simultaneously receives and consumes the data service. Therefore, for subscription-based data services, the Company recognizes revenue ratably over the subscription period. Revenue is recognized upon delivery for data products such as archive data and custom reports, which are performance obligations satisfied at a point in time upon transfer of control.

Spire Global, Inc.

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

(In thousands, except shares and per share data, unless otherwise noted)

Space Services Solution

The Company also provides an innovative “space-as-a-service” business model through its Space Services solution. The customers in these contracts require the use of a satellite that, in addition to other general data service capabilities, has certain sensors or capabilities that are custom designed and integrated into the satellite for a specific mission, together with other data transmission and operating infrastructure. Generally, the Company and the customer collaborate on the satellite design. Either the customer or the Company may provide a payload component that is integrated into the satellite, depending on the terms of the contract. Any customer-provided components are generally a form of customer-provided material.

As part of the Space Services solution, the Company performs various activities that range from designing, building, and launching the integrated satellites to enable the customer to send operational requests to the payload through a Company-provided interface. The Company provides a significant service of integrating all the services within the contract into a combined output represented by the Space Services, a stand-ready promise to provide a daily suite of services related to the capture and transmittal of data to the customer based on the customer’s operational requests that is comprised of a series of distinct days of service. The arrangement may also include options granting a material right to extend the service term for the Space Services. This evaluation is performed on a contract-by-contract basis.

Third parties may be involved as part of the arrangement to provide services, such as launch or telecommunications support. The Company determined that it controls the services provided to customers and is therefore the principal (i.e., revenue is recognized on a gross basis).

The transaction price in a typical contract includes fixed amounts of monthly set-up and service fees. The contracts may also include variable consideration that decreases the transaction price, such as service-level credits when agreed upon service levels are not met, which historically has not been material to the arrangement. The Company allocates service-level credits entirely to the distinct day of service to which they relate. Additionally, these arrangements do not contain significant financing components as any timing difference between payment and transfer of goods and services arises for reasons other than financing.

In some arrangements, the customer may provide a payload to the Company to be used in providing the service to the customer. The Company evaluates whether the customer payload is noncash consideration received from the customer. The Company determined that customer-provided payloads are not noncash consideration because the Company does not obtain control of such payloads.

When there is an option granting a material right in an arrangement, the Company will allocate the transaction price to the Space Services and to the options granting material rights by applying the practical alternative approach (i.e., allocate the transaction price to the optional services by reference to the services expected to be provided and the corresponding expected consideration).

Revenue from Space Services Contracts are recognized over time using an output measure of progress based on satellite months consumed, beginning when the service start date commences for satellites. The consideration allocated to options granting a material right are recognized when (or as) the underlying future services are transferred, or when the options expire.

Generally, Space Services solution arrangements do not contain a lease because the Company is able to derive more than insignificant economic benefits from the various capabilities of the integrated satellites. However, in the limited instances when the customer obtains substantially all of the economic benefits determined at contract inception, the Space Services solution arrangements are determined to include an embedded lease of an integrated satellite(s) to the customer. For such arrangements, the Company has determined that that the customer is the deemed owner of the satellite(s) during the construction period. As a result, the Company determined it is providing manufacturing and launch services for those arrangements, and accounts for them based on guidance for other contracts with customers. The Company typically identifies the following performance obligations in these arrangements: (1) manufacturing services, (2) launch services and (3) a stand-ready obligation to provide Space Services that is comprised of a series of distinct days of service. Arrangements may also include options granting a material right to extend the service term for the Space Services. The Company allocates the transaction price to the performance obligations based on the Company’s estimates of standalone selling price. The Company recognizes revenue for the manufacturing services over time using an input measure of progress based on costs incurred. The Company recognizes revenue from launch services at a point in time when the satellites are launched into the orbit. The Company recognizes revenue for Space Services over time using an output measure of progress based on satellite months consumed beginning when the services

Spire Global, Inc.

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

(In thousands, except shares and per share data, unless otherwise noted)

have commenced. If there are options granting a material right in the arrangement, the consideration allocated to the options granting material rights is recognized when (or as) the underlying future services are transferred, or when the options expire.

Research and Development Services Solution

The Company also offers research and development services (“R&D Services”) to third parties, frequently including governmental entities, for the advancement of contracted satellite technologies. Such services are typically contracted for a specific research goal that may or may not contribute to a broader satellite technology. In addition to providing research and development services, the Company grants the counterparty a license to the developed intellectual property. Generally, the Company and the customer share the costs and benefits of these R&D Services. Within R&D Services Contracts, there is a single, combined performance obligation consisting of research and development activities, license(s) of developed intellectual property, and regular research and development progress meetings, and the transaction price is typically comprised of variable consideration including refundable, up-front cash advances and subsequent milestone-based payments. Such consideration is not expected to be constrained. There is no noncash consideration, no consideration payable, nor a significant financing component. Further, because there generally is only one research and development performance obligation, transaction price allocation is not required. The counterparty obtains control of the developed intellectual property as the Company creates and enhances it, and the related benefits transfer throughout the term over which the obligation is satisfied. Revenue is recognized over time, utilizing an input method based on costs incurred as the best approximation of progress completed to date (i.e., cost-to-cost measure of progress).

Accounting for those R&D Services Contracts requires significant judgment relative to estimating total contract revenues and costs; in particular, assumptions relative to the amount of time to complete the contract, including the assessment of the nature and complexity of the work to be performed. The Company’s estimates are based upon the professional knowledge and experience of its engineers, program managers and other personnel.

For all revenue solutions, the Company has elected to exclude from transaction price taxes assessed by a governmental authority that are both imposed on and concurrent with the specific revenue-producing transaction and collected by the entity from a customer.

Contract Assets and Liabilities (As Restated)

For each of the Company’s contracts, the timing of revenue recognition, customer billings, and cash collections determines the recorded accounts receivable, contract assets, and contract liabilities on the Company’s consolidated balance sheets. Payment terms and conditions generally include a requirement to pay within 30 days. When revenue is recognized in advance of customer invoicing, a contract asset is recorded for the unbilled receivable. Conversely, contract liabilities are recorded when the Company has an unconditional right to consideration before it has satisfied a performance obligation. Contract liabilities consist of funds received in advance of revenue recognition from subscription services or Space Services that are subsequently recognized when the revenue recognition criteria are met. The non-current portion of contract liabilities consists of funds received in advance of revenue recognition from subscription services or Space Services that have remaining contractual obligations greater than one year from the balance sheet date.

Deferred Contract Costs

Sales commissions earned by the Company’s employees are considered incremental costs of obtaining a contract. An asset is recognized for sales commissions if the Company expects the period of benefit from these costs to be more than one year. The Company amortizes the deferred contract costs on a straight-line basis over the period of expected benefit, which is typically 12 to 24 months, consistent with the pattern of revenue recognition of the related performance obligation. The amortized costs are recorded in sales and marketing expense in the Company’s consolidated statements of operations. The Company expenses sales commissions as incurred when the period of benefit is less than one year.

Deferred contract costs are included in other current assets, for the current portion, and other long-term assets, for the non-current portion, on the Company’s consolidated balance sheets. Deferred contract costs were $926 and $890, at December 31, 2023 and 2022, respectively, of which $487 and $439, respectively, were classified as current. During the years ended December 31, 2023 and 2022, the Company recognized $490 and $809, respectively, as amortization of deferred contract costs in sales and marketing expense.

Spire Global, Inc.

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

(In thousands, except shares and per share data, unless otherwise noted)

Cost of Revenue (As Restated)

Cost of revenue consists primarily of personnel costs, depreciation, hosted infrastructure and high-power computing costs, third-party operating and royalty costs associated with delivering data and services to customers, costs associated with R&D Services Contracts, allocated overhead costs and amortization of purchased intangibles (e.g., customer relationships and developed technology) associated with the Acquisition. Overhead costs primarily include allocable amounts of utilities, rent, depreciation expense on assets used directly in revenue-producing activities, indirect materials, production and test administration expenses, and repairs and maintenance.

In certain Space Services solution arrangements in which the customer is determined to be the deemed owner of the satellite during the construction period, the costs incurred to fulfill the manufacturing performance obligation are expensed as incurred as cost of revenue, following the cost-to-cost progress measure. Costs associated with the launch performance obligation are capitalized as a cost to fulfill the contract until launch occurs, and recognized as cost of revenue at the point in time control of the launch services passes to the customer. As of December 31, 2023 and December 31, 2022, the launch costs capitalized as cost to fulfill the contract related to such arrangements were $7,585 and $0, respectively. Costs associated with Space Services Contracts performance obligations will generally be recognized as incurred.

Research and Development Costs (As Restated)

Research and development expenses consist primarily of employee-related expenses, third-party consulting fees, and computing costs which are expensed as incurred. Costs associated with R&D Services Contracts are included as part of cost of revenue, described above. Amounts included as research and development expense are from the Company’s separate research and development efforts.

Leases (As Restated)

The Company determines whether a contract is or contains a lease at contract inception. The Company assess whether the Company (as potential lessee) or customer (as potential lessor) has the right to direct the use of an identified asset over the period of use by assessing whether the entity has the right to substantially all of the economic benefits and has the ability to determine how and for what purpose the identified asset is used.

Lessee arrangements

For lessee arrangements, operating lease right-of-use (“ROU”) assets are presented as a separate line item on the consolidated balance sheets. With respect to lease liabilities, the current portion is presented along with the other accrued expense line item and non-current operating lease liabilities are presented as separate line items on our consolidated balance sheets. The current operating lease liabilities are presented within the other accrued expense line within the consolidated balance sheets.

ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Lease liabilities are recognized at commencement date based on the present value of remaining lease payments over the lease term, discounted using the discount rate for the lease at lease commencement. As the rate implicit in the lease is not readily determinable for the Company’s leases, the Company uses its incremental borrowing rate based on information available at the commencement date as the discount rate. The incremental borrowing rate for a lease is the rate of interest the Company expects to pay on a collateralized basis to borrow an amount equal to the lease payments under similar terms in a similar economic environment. ROU assets are recognized at commencement date at the value of the lease liability, adjusted for any prepayments, lease incentives received, and initial direct costs incurred. The lease term may include periods covered by options to extend the lease when it is reasonably certain that we will exercise that option as well as periods beyond the termination date when we are reasonably certain not to exercise a related termination option.

In the consolidated statements of operations, lease expense for operating leases is recognized on a straight-line basis over the lease term.

The Company has elected the practical expedient to not separate non-lease components from the lease components to which they relate, and instead account for them as a single lease component for all underlying asset classes. Accordingly, all related costs are accounted for under the lease accounting model. In addition, the Company elected to apply the short-term lease

Spire Global, Inc.

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

(In thousands, except shares and per share data, unless otherwise noted)

exception for all underlying asset classes. That is, leases with an initial lease term of 12 months or less are not recognized on the consolidated balance sheets, but rather expensed on a straight-line basis over the lease term.

Lessor arrangements

Certain Space Services solution arrangements are determined to contain an embedded lease when the customer obtains substantially all of the economic benefits from the integrated satellite(s) that is to be constructed for the arrangement. In those instances, the customer is determined to be the deemed owner of the integrated satellite during the construction period, and the transaction is accounted for as a manufacturing and launch service under guidance for other customer contracts. Refer to the “Space Services” subsection within the “Revenue Recognition” section above for more details on these types of arrangements.

Sales and Marketing

Sales and marketing expenses consist primarily of employee-related expenses, sales commissions, marketing and advertising costs, costs incurred in the development of customer relationships, brand development costs, allowance for current expected credit losses, travel-related expenses and amortization of purchased intangible backlog associated with the Acquisition.

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

The Company has defined contribution pension plans at its foreign subsidiaries which cover all employees who meet certain eligibility requirements. The contributions made by the Company under these plans were $1,838 and $737 during the years ended December 31, 2023 and 2022, respectively.

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

•
Expected term. Because of the lack of sufficient historical data, the Company uses the simple average of the vesting period and the contractual term to estimate the period the stock options are expected to be outstanding.

Spire Global, Inc.

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

(In thousands, except shares and per share data, unless otherwise noted)

•
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

Related Parties (As Restated)

In conjunction with the Company's acquisition of exactEarth in November 2021, Myriota Pty Ltd ("Myriota"), an existing Spire customer, became a related party as a result of exactEarth's approximately 13% ownership of Myriota. As of December 31, 2023, the Company's investment in Myriota, in the amount of $2,216, was included in other long-term assets on the consolidated balance sheets. The Company accounts for this investment using the equity method of accounting. The Company's share of earnings or losses on the investment is recorded based on a one-month lag, due to the timing of receipt of financial statements from Myriota, as a component of other (expense) income, net in the consolidated statements of operations. The Company generated $897 and $2,278 in revenue from Myriota during the years ended December 31, 2023 and 2022, respectively, and had no accounts receivable as of December 31, 2023 and $170 of accounts receivable as of December 31, 2022, from Myriota.

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

4.
Revenue, Contract Assets, Contract Liabilities and Remaining Performance Obligations (As Restated)

Disaggregation of Revenue

Revenue from subscription-based contracts was $71,754, representing 74% of total revenue for the year ended December 31, 2023. Revenue from subscription-based contracts was $58,499, representing 83% of total revenue for the year ended December 31, 2022. Revenue from non-subscription-based contracts was $25,858, representing 26% of total revenue for the year ended December 31, 2023. Revenue from non-subscription-based contracts was $12,415, representing 18% of total revenue for the year ended December 31, 2022.

The following revenue disaggregated by geography was recognized:

	Year Ended December 31, 2023		Year Ended December 31, 2022
	(As Restated)		(As Restated)
Americas (1)	$48,652	50%	$27,644	39%
EMEA(2)	35,458	36%	32,411	46%
Asia Pacific	13,502	14%	10,712	15%
Total	$97,612	100%	$70,767	100%

(1)
U.S. represented 41 % and 26% for the years ended December 31, 2023 and 2022, respectively.
(2)
United Kingdom represented 13% and 11% for the years ended December 31, 2023 and 2022, respectively.

Contract Assets

At December 31, 2023, contract assets were $4,917, of which $4,718 was reported in contract assets, and $199 in other long-term assets, including restricted cash on the Company's consolidated balance sheets. At December 31, 2022, contract assets were $2,881, which was reported in contract assets on the Company's consolidated balance sheets.

Spire Global, Inc.

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

(In thousands, except shares and per share data, unless otherwise noted)

Changes in contract assets were as follows:

	2023	2022
	(As Restated)	(As Restated)
Balance as of January 1	$2,881	$2,230
Contract assets recorded during the year	4,917	2,881
Reclassified to accounts receivable during the year	(2,927)	(1,852)
Other	46	(378)
Balance as of December 31	$4,917	$2,881

Contract Liabilities

At December 31, 2023, contract liabilities were $49,101, of which $31,178 was reported in contract liabilities, current portion, and $17,923 was reported in other long-term liabilities on the Company’s consolidated balance sheets. At December 31, 2022, contract liabilities were $34,873, of which $20,524 was reported in contract liabilities, current portion, and $14,349 was reported in other long-term liabilities on the Company’s consolidated balance sheets. The increase in contract liabilities was primarily due to the increase in subscription-based contracts.

Changes in contract liabilities were as follows:

	2023	2022
	(As Restated)	(As Restated)
Balance as of January 1	$34,873	$18,692
Contract liabilities recorded during the year	34,409	27,192
Revenue recognized during the year	(20,549)	(10,538)
Other	368	(473)
Balance as of December 31	$49,101	$34,873

Remaining Performance Obligations

The Company has performance obligations associated with commitments in customer contracts for future services that have not yet been recognized as revenue. These commitments for future services exclude (i) contracts with an original term of one year or less, and (ii) cancellable contracts. As of December 31, 2023, the amount not yet recognized as revenue from these commitments was $219,661.

The Company expects to recognize its remaining performance obligations as of December 31, 2023, over the following periods:

	December 31, 2023
	(As Restated)
1 to 12 months	$80,062	36%
13 to 24 months	33,271	15%
25 to 36 months	30,507	14%
Remaining	75,820	35%
Total	$219,660	100%

5.
Other Balance Sheet Components (As Restated)

Other current assets consisted of the following:

	December 31,
	2023	2022
	(As Restated)	(As Restated)
Technology and other prepaid contracts	$9,874	$2,569
Notes receivable	3,344	$—
Prepaid insurance	1,476	2,594
Deferred contract costs	487	439
Other receivables	1,238	1,123
Other	429	428
Other current assets	$16,848	$7,153

Spire Global, Inc.

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

(In thousands, except shares and per share data, unless otherwise noted)

Property and equipment, net consisted of the following:

	December 31,
	2023	2022
	(As Restated)	(As Restated)
Satellites in-service	$59,751	$49,889
Internally developed software	2,138	2,119
Ground stations in-service	4,444	3,369
Leasehold improvements	5,800	4,175
Machinery and equipment	4,787	3,585
Computer equipment	1,908	1,985
Computer software and website development	99	99
Furniture and fixtures	1,336	1,156
	80,263	66,377
Less: Accumulated depreciation and amortization	(36,326)	(32,974)
	43,937	33,403
Satellite, launch and ground station work in progress	16,483	17,435
Finished satellites not yet placed in-service	26	4,985
Property and equipment, net	$60,446	$55,823

Depreciation and amortization expense related to property and equipment was $14,711 and $11,771 for the years ended December 31, 2023 and 2022, respectively. There was a loss from decommissioned satellites of $747 and $549 for the years ended December 31, 2023 and 2022, respectively.

Other accrued expenses consisted of the following:

	December 31,
	2023	2022
	(As Restated)
Operating lease liabilities, current	$3,506	$2,333
Professional services	913	1,198
Third-party operating costs	1,088	1,541
Corporate and sales tax	285	971
Accrued interest	853	765
Software	754	580
Other	927	1,081
Other accrued expenses	$8,326	$8,469

6.
Goodwill and Intangible Assets

The following table summarizes changes in goodwill balance:

Balance at December 31, 2022	$49,954
Impact of foreign currency translation	1,201
Balance at December 31, 2023	$51,155

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

7.
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

As the Credit Agreement Warrants meet the definition of a derivative, the Company recorded these warrants as liabilities on the consolidated balance sheets at fair value (Note 9) based on the Black-Scholes model as of June 13, 2022 and September 27, 2023 with inputs that include the Company’s Class A common stock price in an actively traded market, making this fair value classified as a Level 2 financial instrument. The other significant assumptions used in the model are the exercise price, expected term, volatility, interest rate, and dividend yield. Subsequent changes in their respective fair values are recognized in the consolidated statements of operations at each reporting date. Changes in the fair value of the warrant liabilities will continue to be recognized until the warrants are exercised, expire, or qualify for equity classification.

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

8.
Leases (As Restated)

Approximately 80% of the Company's ROU assets and lease liabilities relate to office facilities leases, with the remaining amounts representing primarily ground station leases. The leases have various expiration dates through 2031. Certain of the Company’s lease agreements include escalating lease payments. Additionally, certain lease agreements contain renewal provisions and other provisions which require the Company to pay taxes, insurance, or maintenance costs. These payments are generally variable and are expensed as incurred on the consolidated statements of operations.

Lease expenses were $4,172 and $3,409, for the years ended December 31, 2023 and 2022, respectively. Aggregate variable lease expenses and short-term lease expenses were $613 and $548, for the years ended December 31, 2023 and 2022, respectively.

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

Operating cash flows paid were $2,782 and $1,632 included in the measurement of operating lease liabilities for the years ended December 31, 2023 and 2022, respectively, and were included in net cash used in operating activities in the consolidated statements of cash flows. Amortization of ROU assets was $2,928 and $2,344 for the years ended December 31, 2023 and 2022, respectively.

Spire Global, Inc.

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

(In thousands, except shares and per share data, unless otherwise noted)

9.
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

Spire Global, Inc.

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

(In thousands, except shares and per share data, unless otherwise noted)

Cash and Cash Equivalents and Marketable Securities

The following table summarizes the Company's cash, cash equivalents and available-for-sale securities by significant marketable securities category:

	December 31, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash (As Restated)	$19,022	$—	$—	$19,022
Cash equivalents:
Money market funds	10,114	—	—	10,114
	$29,136	$—	$—	$29,136
Marketable Securities:
U.S. treasury bills and bonds	$8,838	$2	$—	$8,840
Commercial paper	1,395	—	—	1,395
U.S. government and agency securities	1,492	—	(1)	1,491
	$11,725	$2	$(1)	$11,726

	December 31, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$39,919	$—	$—	$39,919
Cash equivalents:
Money market funds	5,180	—	—	5,180
Commercial paper	2,098	—	(1)	2,097
	$47,197	$—	$(1)	$47,196
Marketable Securities:
U.S. treasury bills and bonds	$1,495	$—	$(1)	$1,494
Corporate securities	7,771	—	(26)	7,745
Commercial paper	2,578	—	(2)	2,576
U.S. government and agency securities	11,272	—	(3)	11,269
	$23,116	$—	$(32)	$23,084

The following table represents amortized cost and estimated fair value of marketable securities, by contractual maturity:

	December 31, 2023
	Amortized Cost	Fair Value
Due in one year or less	$11,725	$11,726

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

10.
Commitments and Contingencies (As Restated)

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

Under the A&R L3Harris Agreement, the Company will pay a 30% share of S-AIS data revenues for the portion of exactEarth annual S-AIS data revenue which is in excess of $16,000. No revenue share was owed to L3Harris under the A&R L3Harris Agreement, with respect to AIS Analytics sales, during the years ended December 31, 2023 and 2022. The Company recognized $5,059 and $5,045 in cost of revenue in the consolidated statements of operations for the exclusive access rights to data generated from satellites for the years ended December 31, 2023 and 2022, respectively.

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

Note Receivable (As Restated)

The Company has outstanding a $4,500 note receivable plus accrued interest of $238 issued to a Space Services customer as of December 31, 2023. The note and accrued interest are due in October 2024. The Company is aware that the customer has been using cash in its operations and its available cash is low. Given the customer's financial performance, there is an indication that it will not have sufficient cash available to repay the note when it is due. The customer has announced that it has secured a financing arrangement with its principal shareholder that would provide it sufficient funds to repay the note and the customer has asserted to the Company its intention to repay the note. The Company believes that a loss of the entire principal value and accrued interest is reasonably possible but not probable. The Company recorded a provision for the current expected credit loss of $1,218 as of December 31, 2023.

11.
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

The aggregate intrinsic value of options exercised during 2023 and 2022, was $1 and $483, respectively. The aggregate fair value of options vested during 2023 and 2022 was $3,729 and $6,072, respectively. The Company received $3 and $806 in cash proceeds from options exercised during the years ended December 31, 2023 and 2022, respectively. The weighted-average grant date fair value of options granted for the years ending December 31, 2023 and 2022 was $2.77 and $0.95, respectively. The aggregate intrinsic value of options outstanding as of December 31, 2023 and 2022 was $387 and $200, respectively. The aggregate intrinsic value of options exercisable as of December 31, 2023 and 2022 was $236 and $200, respectively.

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

12.
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

13.
Income Taxes (As Restated)

Loss before income taxes consisted of the following:

	Year Ended December 31,
	2023	2022
	(As Restated)	(As Restated)
Domestic loss	$(61,371)	$(77,740)
Foreign loss	(16,329)	(20,987)
Loss before income taxes	$(77,700)	$(98,727)

The income tax provision consists of the following:

	Year Ended December 31,
	2023	2022
	(As Restated)	(As Restated)
Current income tax provisions:
Federal	$—	$—
State	—	—
Foreign	(176)	386
Current income tax provision	(176)	386
Deferred income tax expense:
Federal	—	—
State	—	—
Foreign	34	(101)
Deferred income tax expense	34	(101)
Total income tax (benefit) provision	$(142)	$285

Spire Global, Inc.

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

(In thousands, except shares and per share data, unless otherwise noted)

The following table presents a reconciliation of the federal statutory rate of 21% to effective tax rate:

	Year Ended December 31,
	2023	2022
	(As Restated)	(As Restated)
U.S. federal tax benefit at statutory rate	21.0%	21.0%
State income taxes, net of federal benefit	2.6%	4.2%
Foreign rate differential	0.4%	1.1%
Contingent earnout	0.0%	2.1%
Stock-based compensation	(1.4)%	(0.7)%
UK R&D expenditure	1.0%	—
GILTI inclusion	(2.2)%	—
Deferred tax adjustments	(4.7)%	—
Non-deductible expenses and other	(0.4)%	2.6%
Change in valuation allowance, net	(16.2)%	(30.5)%
Effective tax rate	0.1%	(0.2)%

For 2023 and 2022, our effective tax rate differs from the amount computed by applying the statutory federal and state income tax rates to net loss before income tax, primarily as the result of state income taxes, R&D credits, foreign income taxes and changes in our valuation allowance.

The significant components of deferred tax assets (liabilities) are as follows:

	Year Ended December 31,
	2023	2022
	(As Restated)	(As Restated)
Deferred tax assets
Net operating loss carryforward	$98,300	$97,737
Research and development credit carryforward	4,560	6,402
Interest expense limitation carryforward	5,141	—
Stock-based compensation	1,709	1,836
Property and equipment	6,030	3,533
Operating lease liabilities	1,891	1,965
Sec 174 Capitalized R&D	8,416	3,424
Intangibles	233	56
Other accruals	12,619	7,947
Gross deferred tax assets	138,899	122,900
Less: Valuation allowance	(121,009)	(106,966)
Net deferred tax assets	17,890	15,934
Deferred tax liabilities
Intangibles	(13,165)	(13,945)
Operating lease right-of-use assets	(1,785)	(1,950)
Foreign property and equipment and intangibles	(708)	(771)
Other accruals	(3,036)	—
Gross deferred tax liabilities	(18,694)	(16,666)
Net deferred tax liabilities	$(804)	$(732)

As of December 31, 2023, the Company had accumulated undistributed earnings generated by its foreign subsidiaries of $10,719. The Company continues to assert that all its foreign earnings are to be permanent income reinvested and expects future U.S. cash generation to be sufficient to meet future U.S. cash needs. As such, the Company has not recognized a deferred tax liability related to unremitted foreign earnings.

Realization of the deferred tax assets is dependent upon the generation of future taxable income, if any, the amount and timing of which is uncertain. The Company could not conclude that it was more likely than not that tax benefits from operating losses would be realized and, accordingly, has provided a full valuation allowance against its Spire Global United States, Australia, Germany, Singapore, Luxembourg, exactEarth Canada and UK deferred tax assets. There is no valuation allowance on Spire Global UK. The valuation allowance as of December 31, 2022 was $106,966, which increased to $121,009 as of December 31, 2023. The increase in the valuation allowance of $14,043 is mostly related to current year losses.

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

14.
Net Loss per Share (As Restated)

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders:

	Years Ended December 31,
	2023	2022
	(As Restated)	(As Restated)
Numerator:
Net loss	$(77,558)	$(99,012)
Denominator:
Weighted-average shares used in computing basic and diluted net loss per share	19,580,006	17,484,927
Basic and diluted net loss per share	$(3.96)	$(5.66)

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

15.
Subsequent Events

On February 4, 2024, the Company and Signal Ocean Ltd (“Signal Ocean”) entered into a securities purchase agreement for the issuance and sale of 833,333 shares of the Company’s Class A common stock to Signal Ocean at a price of $12.00 per share (the “Private Placement”). The Private Placement closed on February 8, 2024, resulting in gross proceeds to the Company of $10,000.

16.
Restatement of Quarterly Financial Information (Unaudited)

The following tables present the effect of the restatement on the Company's previously reported: unaudited condensed consolidated balance sheets as of March 31, 2023, June 30, 2023, and September 30, 2023; unaudited condensed consolidated statements of operations and condensed consolidated statements of comprehensive loss for the three months ended March 31, 2023, the three and six months ended June 30, 2023, the three and nine months ended September 30, 2023, and the three months ended December 31, 2023; and unaudited condensed consolidated statements of cash flows for the three months ended March 31, 2023, the six months ended June 30, 2023, and the nine months ended September 30, 2023. The values as previously reported were derived from the previously filed Quarterly Reports on Form 10-Q for the periods ended March 31, 2023, June 30, 2023, and September 30, 2023. These restatements resulted in a reclassification between cash flows from operating activities and cash flows from investing activities, but they do not impact cash flows from financing activities or the net decrease in cash, cash equivalents and restricted cash in the unaudited condensed consolidated statements of cash flows for the periods presented. The restatements only impact net loss and accumulated other comprehensive loss in the unaudited condensed consolidated statements of changes in stockholders’ equity in the periods presented.

		As of March 31, 2023			As of June 30, 2023			As of September 30, 2023
Unaudited Condensed Consolidated Balance Sheets	Notes	As Previously Reported	Restatement Adjustments	As Restated	As Previously Reported	Restatement Adjustments	As Restated	As Previously Reported	Restatement Adjustments	As Restated
Cash and cash equivalents	(i)	$46,952	$-	$46,952	$43,144	$(59)	$43,085	$29,936	$(52)	$29,884
Contract assets	(ii)	$4,213	$(540)	$3,673	$4,899	$(671)	$4,228	$4,489	$(1,454)	$3,035
Other current assets	(iii)	$8,949	$(1,301)	$7,648	$8,176	$(203)	$7,973	$8,401	$4,929	$13,330
Total current assets		$99,629	$(1,841)	$97,788	$97,764	$(933)	$96,831	$81,643	$3,423	$85,066
Property and equipment, net	(iv)	$58,147	$598	$58,745	$62,964	$(3,971)	$58,993	$69,610	$(9,366)	$60,244
Other long-term assets, including restricted cash	(v)	$9,175	$-	$9,175	$9,083	$-	$9,083	$8,399	$199	$8,598
Total assets		$263,502	$(1,243)	$262,259	$268,363	$(4,904)	$263,459	$256,009	$(5,744)	$250,265
Contract liabilities, current portion	(vi)	$17,444	$6,027	$23,471	$21,854	$5,390	$27,244	$22,763	$9,871	$32,634
Other accrued expenses	(vii)	$7,596	$(122)	$7,474	$9,317	$(148)	$9,169	$9,650	$(318)	$9,332
Total current liabilities		$36,418	$5,905	$42,323	$40,447	$5,242	$45,689	$42,759	$9,553	$52,312
Contract liabilities, non-current	(viii)	$-	$13,683	$13,683	$-	$12,437	$12,437	$-	$13,049	$13,049
Deferred income tax liabilities	(ix)	$794	$(285)	$509	$817	$(90)	$727	$780	$(167)	$613
Other long-term liabilities	(x)	$556	$(547)	$9	$413	$(404)	$9	$761	$(752)	$9
Total liabilities		$169,665	$18,756	$188,421	$174,830	$17,185	$192,015	$178,523	$21,683	$200,206
Accumulated other comprehensive loss	(xi)	$(8,542)	$64	$(8,478)	$(4,208)	$80	$(4,128)	$(5,989)	$284	$(5,705)
Accumulated deficit	(xii)	$(356,320)	$(20,063)	$(376,383)	$(372,586)	$(22,169)	$(394,755)	$(390,381)	$(27,711)	$(418,092)
Total stockholders’ equity		$93,837	$(19,999)	$73,838	$93,533	$(22,089)	$71,444	$77,486	$(27,427)	$50,059
Total liabilities and stockholders’ equity		$263,502	$(1,243)	$262,259	$268,363	$(4,904)	$263,459	$256,009	$(5,744)	$250,265

Description of restatement adjustments in the condensed consolidated balance sheets:

(i)
The $59 and $52 decreases in cash and cash equivalents as of June 30, 2023 and September 30, 2023, respectively, are related to the cash remeasurement adjustment for cash balances from certain foreign subsidiaries.
(ii)
The $540, $671 and $1,454 decreases in contract assets as of March 31, 2023, June 30, 2023, and September 30, 2023, respectively, are related to the correction of revenue recognition for Space Services and R&D Services Contracts.
(iii)
Adjustments to other current assets:
a.
The $1,301 decrease in other current assets as of March 31, 2023 is related to the fixed asset advance reclassified to property and equipment, net.
b.
The $203 decrease in other current assets as of June 30, 2023 resulted from a decrease of $1,478 from advances for fixed assets that have been reclassified from other current assets to property and equipment, partially offset by an increase of $1,275 from prepaid launch costs for customer-controlled satellites for one specific contract that have been reclassified from property and equipment to other current assets.
c.
The $4,929 increase in other current assets as of September 30, 2023 resulted from an increase of $5,985 from prepaid launch costs for customer-controlled satellites for one specific contract that have been reclassified from property and equipment to other current assets, partially offset by $1,056 of advances for fixed assets that have been reclassified from other current assets to property and equipment.
(iv)
Adjustments to property and equipment:
a.
The $598 increase in property and equipment as of March 31, 2023, resulted from an increase of $1,301 from advances for fixed assets that have been reclassified from other current assets to property and equipment, partially offset by $703 of construction costs for customer-controlled satellites for one specific contract being expensed as cost of revenue rather than capitalized into property and equipment.
b.
The $3,971 decrease in property and equipment as of June 30, 2023 resulted from a decrease of $4,174 from construction costs for customer-controlled satellites being expensed for one specific contract as cost of revenue rather than capitalized into property and equipment and a decrease of $1,275 from prepaid launch costs for such satellites that have been reclassified from property and equipment to other current assets, partially offset by an increase of $1,478 from advances for fixed assets that have been reclassified from other current assets to property and equipment.
c.
The $9,366 decrease in property and equipment as of June 30, 2023 resulted from a decrease of $5,985 from prepaid launch costs for such satellites that have been reclassified from property and equipment to other current assets and a decrease of $4,437 from construction costs for customer-controlled satellites for one specific contract being expensed as cost of revenue rather than capitalized into property and equipment, partially offset by an increase of $1,056 from advances for fixed assets that have been reclassified from other current assets to property and equipment.
(v)
The $199 increase in other long-term assets, including restricted cash as of September 30, 2023, is related to the correction of revenue recognition for Space Services and R&D Services Contracts.
(vi)
The $6,027, $5,390, and $9,871 increases in contract liabilities, current portion as of March 31, 2023, June 30, 2023, and September 30, 2023, respectively, are related to the correction of correct revenue recognition for Space Services and R&D Services Contracts, impacting contract liabilities, non-current.
(vii)
The $122 decrease in other accrued expense as of March 31, 2023 resulted from a decrease of $172 from a customer deposit balance reclassified to contract liabilities, noncurrent, partially offset by an increase of $50 for the Delaware franchise tax accrual. The $148 decrease in other accrued expenses as of June 30, 2023 resulted from a decrease of $168 for a customer deposit balance reclassified to contract liabilities, non-current, partially offset by an increase of $20 from the Delaware franchise tax accrual. The $318 decrease in other accrued expenses as of September 30, 2023 resulted from a decrease of $348 from a customer deposit balance reclassified to contract liabilities, non-current, partially offset by an increase of $30 from Delaware franchise tax accrual.
(viii)
Adjustments to contract liabilities, non-current:
a.
The $13,683 increase in contract liabilities, non-current as of March 31, 2023 resulted from an increase of $12,965 related to the correction of revenue recognition for Space Services and R&D Services Contracts, a $546 balance of contract liabilities, non-current that was historically included within other long-term liabilities, and a $172 increase for a customer deposit balance reclassified from other accrued expense .

b.
The $12,437 increase in contract liabilities, non-current as of June 30, 2023, resulted from an increase of $11,865 related to correction of revenue recognition for Space Services and R&D Services Contracts, a $404 balance of contract liabilities, non-current that was historically included within other long-term liabilities, and a $168 increase for a customer deposit balance reclassified from other accrued expense.
c.
The $13,049 increase in contract liabilities, non-current as of September 30, 2023, resulted from an increase of $11,949 related to the correction of revenue recognition for Space Services and R&D Services Contracts, a $752 balance of contract liabilities, non-current that was historically included within other long-term liabilities, and a $348 increase for a customer deposit balance reclassified from other accrued expense.
(ix)
The $285, $90 and $167 decreases in deferred income tax liabilities as of March 31, 2023, June 30, 2023, and September 30, 2023, respectively, are related to impact to income tax provision as a result of the revenue adjustments.
(x)
The $547, $404, and $752 decreases in other long-term liabilities as of March 31, 2023, June 30, 2023, and September 30, 2023, respectively, represent the non-current contract liabilities balance that was historically included in other long-term liabilities but is now presented in its own line (see restatement adjustment description in (viii)).
(xi)
The $64, $80, and $284 decreases in accumulated other comprehensive loss as of March 31, 2023, June 30, 2023, and September 30, 2023, respectively, are related to the misstatements’ impact on cumulative foreign currency translation loss.
(xii)
The $20,063, $22,169, and $27,711 increases in accumulated deficit as of March 31, 2023, June 30, 2023, and September 30, 2023, respectively, are related to the cumulative adjustments made in the condensed consolidated statements of operations.

		Three Months Ended March 31, 2023			Three Months Ended June 30, 2023			Three Months Ended September 30, 2023
Unaudited Condensed Consolidated Statements of Operations	Notes	As Previously Reported	Restatement Adjustments	As Restated	As Previously Reported	Restatement Adjustments	As Restated	As Previously Reported	Restatement Adjustments	As Restated
Revenue	(i)	$24,168	$(951)	$23,217	$26,493	$1,572	$28,065	$27,317	$(5,191)	$22,126
Cost of revenue	(ii)	$10,360	$3,009	$13,369	$9,633	$5,612	$15,245	$9,555	$3,085	$12,640
Gross profit		$13,808	$(3,960)	$9,848	$16,860	$(4,040)	$12,820	$17,762	$(8,276)	$9,486
Research and development	(iii)	$9,663	$(2,345)	$7,318	$9,752	$(2,097)	$7,655	$10,538	$(2,607)	$7,931
General and administrative	(iv)	$11,770	$53	$11,823	$10,899	$(181)	$10,718	$11,049	$174	$11,223
Total operating expenses		$28,283	$(2,292)	$25,991	$27,852	$(2,278)	$25,574	$28,736	$(2,433)	$26,303
Loss from operations		$(14,475)	$(1,668)	$(16,143)	$(10,992)	$(1,762)	$(12,754)	$(10,974)	$(5,843)	$(16,817)
Foreign exchange loss	(v)	$1,024	$(11)	$1,013	$(435)	$(51)	$(486)	$(1,829)	$(11)	$(1,840)
Other (expense) income, net	(vi)	$(762)	$451	$(311)	$(1,038)	$(92)	$(1,130)	$(620)	$233	$(387)
Total other (expense) income, net		$(2,929)	$440	$(2,489)	$(5,061)	$(143)	$(5,204)	$(6,743)	$222	$(6,521)
Loss before income taxes		$(17,404)	$(1,228)	$(18,632)	$(16,053)	$(1,905)	$(17,958)	$(17,717)	$(5,621)	$(23,338)
Income tax provision	(vii)	$269	$(246)	$23	$213	$201	$414	$78	$(79)	$(1)
Net loss		$(17,673)	$(982)	$(18,655)	$(16,266)	$(2,106)	$(18,372)	$(17,795)	$(5,542)	$(23,337)
Basic and diluted net loss per share (1)		$(0.98)	$(0.05)	$(1.03)	$(0.88)	$(0.11)	$(0.99)	$(0.86)	$(0.26)	$(1.12)
Weighted-average shares used in computing basic and diluted net loss per share (1)		18,096,363	-	18,096,363	18,468,949	-	18,468,949	20,756,394	-	20,756,394

(1) The shares of the Company's common stock and the per share amounts for the three months ended March 31, 2023 and June 30, 2023 have been retroactively adjusted to reflect the 1-for-8 reverse stock split (Note 1).

Description of restatement adjustments in the condensed consolidated statements of operations:

(i)
The $951 decrease in revenue for the three months ended March 31, 2023, the $1,572 increase in revenue for the three months ended June 30, 2023 and the $5,191 decrease in revenue for the three months ended September 30, 2023, respectively, are related to the correction of revenue recognition for Space Services and R&D Services Contracts.
(ii)
Adjustments to cost of revenue:
a.
The $3,009 increase in cost of revenue for the three months ended March 31, 2023 resulted from an increase of $2,345 from costs associated with R&D Services Contracts being reclassified from research and development expense to cost of revenue, an increase of $642 from construction costs for customer-controlled satellites for one specific contract being expensed to cost of revenue rather than capitalized into property and equipment, and an increase of $22 from the reclassification of supply chain department costs from general and administrative expense to cost of revenue.
b.
The $5,612 increase in cost of revenue for the three months ended June 30, 2023 resulted from an increase of $3,456 from construction costs for customer-controlled satellites for one specific contract being expensed to cost of revenue rather than capitalized into property and equipment, an increase of $2,097 from costs associated with R&D

Services Contracts being reclassified from research and development expense to cost of revenue, and an increase of $59 from the reclassification of supply chain department costs from general and administrative expense to cost of revenue.
c.
The $3,085 increase in cost of revenue for the three months ended September 30, 2023 resulted from an increase of $2,607 from costs associated with R&D Services Contracts being reclassified from research and development expense to cost of revenue, an increase of $407 from construction costs for customer-controlled satellites for one specific contract being expensed to cost of revenue rather than capitalized into property and equipment, and an increase of $71 from the reclassification of supply chain department costs from general and administrative expense to cost of revenue.
(iii)
The $2,345, $2,097, and $2,607 decreases in research and development for the three months ended March 31, 2023, June 30, 2023, and September 30, 2023, respectively, are related to costs associated with R&D Services Contracts being reclassified from research and development to cost of revenue.
(iv)
Adjustments to general and administrative:
a.
The $53 increase in general and administrative for the three months ended March 31, 2023 resulted from an increase of $451 from the other state taxes reclassified from other expense, net, partially offset by a decrease of $376 from the Delaware franchise tax accrual and reclassification and a decrease of $22 for supply chain department costs reclassified to cost of revenue.
b.
The $181 decrease in general and administrative for the three months ended June 30, 2023 resulted from a decrease of $92 for the other state taxes reclassified from other expense, net, a decrease of $59 for the supply chain department costs reclassified to cost of revenue, and a decrease of $30 for the Delaware franchise tax accrual and reclassification.
c.
The $174 increase in general and administrative expense for the three months ended September 30, 2023 resulted from an increase of $235 from vendor dispute settlement reclassified from other expense, net and an increase of $12 from Delaware franchise tax accrual and reclassification, partially offset by a decrease of $71 from supply chain department costs reclassified to cost of revenue and a decrease of $2 from the other state taxes reclassified from other expense, net.
(v)
The $11, $51, and $11 additional foreign exchange losses for the three months ended March 31, 2023, June 30, 2023 and September 30 , 2023, respectively, are related to the correction of revenue and cash remeasurement adjustment.
(vi)
Adjustments to other expense, net:
a.
The $451 decrease in other expense, net for the three months ended March 31, 2023 is related to the other state taxes reclassified to general and administrative.
b.
The $92 increase in other expense, net for the three months ended June 30, 2023 is related to the reclassification of other state tax to general and administrative expense.
c.
The $233 decrease in other expense, net for the three months ended September 30 2023 resulted from a decrease of $235 from a vendor dispute settlement reclassified to general and administrative, partially offset by an increase of $2 for the other state taxes reclassified to general and administrative.
(vii)
The $246 decrease, $201 increase and $79 decrease in income tax provision for the three months ended March 31, 2023, June 30, 2023 and September 30, 2023, respectively, are related to the impact to income tax provision as a result of the revenue adjustments.

		Six Months Ended June 30, 2023			Nine Months Ended September 30, 2023			Three Months Ended December 31, 2023
Unaudited Condensed Consolidated Statements of Operations	Notes	As Previously Reported	Restatement Adjustments	As Restated	As Previously Reported	Restatement Adjustments	As Restated	As Previously Reported	Restatement Adjustments	As Restated
Revenue	(i)	$50,661	$621	$51,282	$77,978	$(4,570)	$73,408	$27,725	$(3,521)	$24,204
Cost of revenue	(ii)	$19,993	$8,621	$28,614	$29,548	$11,706	$41,254	$12,886	$4,884	$17,770
Gross profit		$30,668	$(8,000)	$22,668	$48,430	$(16,276)	$32,154	$14,839	$(8,405)	$6,434
Research and development	(iii)	$19,415	$(4,442)	$14,973	$29,953	$(7,049)	$22,904	$8,970	$(4,224)	$4,746
General and administrative	(iv)	$22,669	$(128)	$22,541	$33,718	$46	$33,764	$8,776	$(541)	$8,235
Allowance for current expected credit loss on notes receivable	(v)	$-	$-	$-	$-	$-	$-	$-	$1,218	$1,218
Total operating expenses		$56,135	$(4,570)	$51,565	$84,871	$(7,003)	$77,868	$23,047	$(3,547)	$19,500
Loss from operations		$(25,467)	$(3,430)	$(28,897)	$(36,441)	$(9,273)	$(45,714)	$(8,208)	$(4,858)	$(13,066)
Foreign exchange loss	(vi)	$589	$(62)	$527	$(1,240)	$(73)	$(1,313)	$2,740	$97	$2,837
Other (expense) income, net	(vii)	$(1,800)	$359	$(1,441)	$(2,420)	$592	$(1,828)	$(143)	$(301)	$(444)
Total other income (expense), net		$(7,990)	$297	$(7,693)	$(14,733)	$519	$(14,214)	$(4,502)	$(204)	$(4,706)
Loss before income taxes		$(33,457)	$(3,133)	$(36,590)	$(51,174)	$(8,754)	$(59,928)	$(12,710)	$(5,062)	$(17,772)
Income tax provision	(viii)	$482	$(45)	$437	$560	$(124)	$436	$(488)	$(90)	$(578)
Net loss		$(33,939)	$(3,088)	$(37,027)	$(51,734)	$(8,630)	$(60,364)	$(12,222)	$(4,972)	$(17,194)
Basic and diluted net loss per share (1)		$(1.86)	$(0.17)	$(2.03)	$(2.71)	$(0.45)	$(3.16)	$(0.58)	$(0.24)	$(0.82)
Weighted-average shares used in computing basic and diluted net loss per share (1)		18,283,958	-	18,283,958	19,117,078	-	19,117,078	20,953,695	-	20,953,695

(1) The shares of the Company's common stock and the per share amounts for the six months ended June 30, 2023 have been retroactively adjusted to reflect the 1-for-8 reverse stock split (Note 1).

Description of restatement adjustments in the condensed consolidated statements of operations:

(i)
The $621 increase in revenue for the six months ended June 30, 2023, the $4,570 decrease for the nine months ended September 30, 2023 and the $3,521 decrease in revenue for the three months ended December 31, 2023, respectively, relates to the correction of revenue recognition for Space Services and R&D Services Contracts.
(ii)
Adjustments to cost of revenue:
a.
The $8,621 increase in cost of revenue for the six months ended June 30, 2023 resulted from an increase of $4,442 from costs associated with R&D Services Contracts being reclassified from research and development to cost of revenue, an increase of $4,100 from construction costs for customer-controlled satellites for one specific contract being expensed to cost of revenue rather than capitalized into property and equipment, and an increase of $79 from the reclassification of supply chain department costs from general and administrative to cost of revenue.

b.
The $11,706 increase in cost of revenue for the nine months ended September 30, 2023 resulted from an increase of $7,049 from costs associated with R&D Services Contracts being reclassified from research and development to cost of revenue, an increase of $4,507 from construction costs for customer-controlled satellites for one specific contract being expensed to cost of revenue rather than capitalized into property and equipment, and an increase of $150 from the reclassification of supply chain department costs from general and administrative to cost of revenue.
c.
The $4,884 increase in cost of revenue for the three months ended December 31, 2023 resulted from an increase of $4,224 from costs associated with R&D Services Contracts being reclassified from research and development to cost of revenue, an increase of $412 from construction costs for customer-controlled satellites for one specific contract being expensed to cost of revenue rather than capitalized into property and equipment, and an increase of $248 from the reclassification of supply chain department costs from general and administrative to cost of revenue.
(iii)
The $4,442, $7,049, and $4,224 decreases in research and development expense for the for the six months ended June 30, 2023, the nine months ended September 30, 2023, and the three months ended December 31, 2023, respectively, is related to costs associated with R&D Services Contracts being reclassified from research and development expense to cost of revenue.
(iv)
Adjustments to general and administrative:
a.
The $128 decrease in general and administrative for the six months ended June 30, 2023 resulted from a decrease of $408 from the Delaware franchise tax accrual and reclassification and a decrease of $79 from the supply chain department costs reclassified to cost of revenue, partially offset by an increase of $359 from the other state taxes reclassified from other expense, net.
b.
The $46 increase in general and administrative for the nine months ended September 30, 2023 resulted from increases of $357 and $235 from the other state taxes and vendor dispute settlement reclassified from other expense, net, respectively, partially offset by a decrease of $396 from the Delaware franchise tax accrual and reclassification and a decrease of $150 from the supply chain department costs reclassified to cost of revenue.
c.
The $541 decrease in general and administrative expense for the three months ended December 31, 2023 resulted from a decrease of $301 from the other state taxes reclassified from other expense, net, and a decrease of $248 from the supply chain department costs reclassified to cost of revenue, partially offset by an increase of $8 from the Delaware franchise tax accrual and reclassification.
(v)
The $1,218 increase in allowance for current expected credit loss on notes receivable for the three months ended December 31, 2023 is related to the allowance for current expected credit loss related to a $4,500 note receivable issued to a customer.
(vi)
The $62 decrease, $73 decrease, and $97 increase in foreign exchange loss for the six months ended June 30, 2023, nine months ended September 30, 2023, and three months ended December 31, 2023, respectively, are related to the correction of revenue and cash remeasurement adjustment.
(vii)
Adjustments to other expense, net:
a.
The $359 decrease and $301 increase in other expense, net for the six months ended June 30, 2023 and three months ended December 31, 2023, respectively, are related to the other state taxes reclassified to general and administrative.
b.
The $592 decrease in other expense, net for the nine months ended September 30, 2023 resulted from $357 of other state taxes and a $235 vendor dispute settlement reclassified to general and administrative expense.
(viii)
The $45 decrease, $124 decrease and $90 decrease in income tax provisions for the six months ended June 30, 2023, nine months ended September 30, 2023, and three months ended December 31, 2023, respectively, are related to the impact to income tax provision as a result of the revenue adjustments.

		Three Months Ended March 31, 2023			Three Months Ended June 30, 2023			Three Months Ended September 30, 2023
Unaudited Condensed Consolidated Statements of Comprehensive Loss	Notes	As Previously Reported	Restatement Adjustments	As Restated	As Previously Reported	Restatement Adjustments	As Restated	As Previously Reported	Restatement Adjustments	As Restated
Net loss		$(17,673)	$(982)	$(18,655)	$(16,266)	$(2,106)	$(18,372)	$(17,795)	$(5,542)	$(23,337)
Foreign currency translation adjustments	(i)	$(1,589)	$(25)	$(1,614)	$4,341	$16	$4,357	$(1,779)	$204	$(1,575)
Comprehensive loss		$(19,218)	$(1,007)	$(20,225)	$(11,932)	$(2,090)	$(14,022)	$(19,576)	$(5,338)	$(24,914)

		Six Months Ended June 30, 2023			Nine Months Ended September 30, 2023			Three Months Ended December 31, 2023
Unaudited Condensed Consolidated Statements of Comprehensive Loss	Notes	As Previously Reported	Restatement Adjustments	As Restated	As Previously Reported	Restatement Adjustments	As Restated	As Previously Reported	Restatement Adjustments	As Restated
Net loss		$(33,939)	$(3,088)	$(37,027)	$(51,734)	$(8,630)	$(60,364)	$(12,222)	$(4,972)	$(17,194)
Foreign currency translation adjustments	(ii)	$2,752	$(9)	$2,743	$973	$195	$1,168	$1,505	$(355)	$1,150
Comprehensive loss		$(31,150)	$(3,097)	$(34,247)	$(50,726)	$(8,435)	$(59,161)	$(10,718)	$(5,327)	$(16,045)

Description of restatement adjustments in the condensed consolidated statements of comprehensive loss:

(i)
The $25 foreign currency translation loss, $16 foreign currency translation gain, and $204 foreign currency translation gain for the three months ended March 31, 2023, June 30, 2023, and September 30, 2023, respectively, are related to the foreign currency translation impact of consolidated statements of operations adjustments (i) to (v) above.
(ii)
The $9 foreign currency translation loss, $195 foreign currency translation gain and $355 foreign currency translation loss for the six months ended June 30, 2023, the nine months ended September 30, 2023, and the three months ended December 31, 2023, respectively, are related to the foreign currency translation impact of consolidated statements of operations adjustments (i) to (v) above.

		Three Months Ended March 31, 2023			Six Months Ended June 30, 2023			Nine Months Ended September 30, 2023
Unaudited Condensed Consolidated Statements of Cash Flows	Notes	As Previously Reported	Restatement Adjustments	As Restated	As Previously Reported	Restatement Adjustments	As Restated	As Previously Reported	Restatement Adjustments	As Restated
Net loss		$(17,673)	$(982)	$(18,655)	$(33,939)	$(3,088)	$(37,027)	$(51,734)	$(8,630)	$(60,364)
Other, net	(i)	$(110)	$(240)	$(350)	$(281)	$8	$(273)	$(448)	$(78)	$(526)
Change in contract assets	(ii)	$(855)	$68	$(787)	$(1,506)	$199	$(1,307)	$(1,146)	$801	$(345)
Other current assets	(iii)	$117	$(805)	$(688)	$263	$(1,917)	$(1,654)	$(177)	$(7,219)	$(7,396)
Change in contract liabilities	(iv)	$1,259	$895	$2,154	$5,467	$(819)	$4,648	$6,977	$4,014	$10,991
Other accrued expenses	(v)	$(548)	$(372)	$(920)	$766	$(407)	$359	$(536)	$(589)	$(1,125)
Net cash used in operating activities		$(11,290)	$(1,436)	$(12,726)	$(22,591)	$(6,024)	$(28,615)	$(27,733)	$(11,701)	$(39,434)
Purchase of property and equipment	(vi)	$(4,649)	$1,436	$(3,213)	$(12,677)	$6,024	$(6,653)	$(23,694)	$11,701	$(11,993)
Net cash used in investing activities		$(6,957)	$1,436	$(5,521)	$(10,122)	$6,024	$(4,098)	$(19,946)	$11,701	$(8,245)
Effect of foreign currency translation on cash, cash equivalents and restricted cash	(vii)	$(1,846)	$-	$(1,846)	$597	$(59)	$538	$2,343	$(52)	$2,291
Cash, cash equivalents and restricted cash - Ending balance		$47,362	$-	$47,362	$43,627	$(59)	$43,568	$30,407	$(52)	$30,355

Description of restatement adjustments in the condensed consolidated statements of cash flows:

(i)
The $240, $8, and $78 adjustments to change in other, net for the three months ended March 31, 2023, six months ended June 30, 2023, and nine months ended September 30, 2023, respectively, represent the change in deferred income tax liabilities related to the impact to income tax provision as a result of the revenue adjustments.
(ii)
The $68, $199, and $801 adjustments to change in contract assets for the three months ended March 31, 2023, six months ended June 30, 2023, and nine months ended September 30, 2023, respectively, are related to the impact to short-term and long-term balances of contract assets from the correction of revenue recognition for Space Services and R&D Services Contracts.
(iii)
Adjustments to change in other current assets:
a.
The $805 increase in other current assets for the three months ended March 31, 2023, is related to the net change in advances for fixed assets balance reclassified from other current assets into property and equipment.
b.
The $1,917 increase in other current assets for the six months ended June 30, 2023 resulted from an increase of $1,274 in prepaid launch costs for customer-controlled satellites for one specific contract that is capitalized into other current assets instead of property and equipment and an increase of $643 from the net change in advances for fixed assets balance reclassified out of other current assets into property and equipment.
c.
The $7,219 increase in other current assets for the nine months ended September 30, 2023 resulted from an increase of $5,985 in prepaid launch costs for customer-controlled satellites for one specific contract that is capitalized into other current assets instead of property and equipment, and an increase of $1,234 of net change in advances for fixed assets that were reclassified out of other current assets into property and equipment.
(iv)
Adjustments to change in contract liabilities:
a.
The $895 adjustment to change in contract liabilities for the three months ended March 31, 2023 is related to the correction of revenue recognition for Space Services and R&D Services Contracts.
b.
The $819 adjustment to change in contract liabilities for the six months ended June 30, 2023 is related to the correction of revenue recognition for Space Services and R&D Services Contracts.
c.
The $4,014 adjustment to change in contract liabilities for the nine months ended September 30, 2023 resulted from a $3,838 impact in contract liabilities from the correction of revenue recognition for Space Services and R&D Services Contracts and $176 from the change in the customer deposit balance reclassified from other accrued expense to contract liabilities, non-current.
(v)
The $372 adjustment to change in other accrued expense for the three months ended March 31, 2023 is related to the Delaware franchise tax accrual. The $407 adjustment to change in other accrued expense for the six months ended June 30, 2023 is related to the Delaware franchise tax accrual. The $589 adjustment to change in other accrued expense for the nine months ended September 20, 2023 resulted from a $413 adjustment from Delaware franchise tax accrual and a $176 customer deposit reclassification.
(vi)
Adjustment to purchase of property and equipment:
a.
The $1,436 decrease in purchase of property and equipment for the three months ended March 31, 2023 resulted from a decrease of $825 from noncash addition to property and equipment from the prior period advances that was incorrectly reflected as current period’s cash purchase and a decrease of $611 in costs incurred to build the customer-controlled satellites for one specific contract being expensed rather than capitalized into the Company's property and equipment.
b.
The $6,024 decrease in purchase of property and equipment for the six months ended June 30, 2023 resulted from a decrease of $4,101 in costs incurred to build the customer-controlled satellites being for one specific contract being expensed rather than capitalized into the Company's property and equipment, a decrease of $1,275 from prepaid launch costs for the customer-controlled satellites being reclassified into other current assets rather than capitalized into the Company's property and equipment, and a decrease of $648 from noncash addition to property and equipment from the prior period advances that were incorrectly reflected as current period’s cash purchase.
c.
The $11,701 decrease in purchase of property and equipment for the nine months ended September 30, 2023 resulted from a decrease of $5,985 prepaid launch costs for the customer-controlled satellites for one specific contract being reclassified into other current assets rather than capitalized into the Company's property and equipment, a decrease of $4,646 in costs incurred to design/build the customer-controlled satellites being expensed rather than capitalized into the Company's property and equipment and a decrease of $1,070 from noncash addition to property and equipment from the prior period advances that was incorrectly reflected as current period’s cash purchase.
(vii)
The $59 and $52 decreases in cash and cash equivalents as of June 30, 2023 and September 30, 2023, respectively, are related to the cash remeasurement adjustment for cash balances from certain foreign subsidiaries, which resulted in a $59 and $52 change in effect of foreign currency translation on cash, cash equivalents and restricted cash for the six months ended June 30, 2023 and the nine months ended September 30, 2023, respectively.

The following tables present the effects of the restatement on the Company's previously reported: unaudited condensed consolidated balance sheets as of March 31, 2022, June 30, 2022, and September 30, 2022; unaudited condensed consolidated statements of operations and condensed consolidated statements of comprehensive loss for the three months ended March 31, 2022, the three and six months ended June 30, 2022, the three and nine months ended September 30, 2022, and the three months ended December 31, 2022; and unaudited condensed consolidated statements of cash flows for the three months ended March 31, 2022, the six months ended June 30, 2022, and the nine months ended September 30, 2022. The values as previously reported were derived from the previously filed Quarterly Reports on Form 10-Q for the periods ended March 31, 2022, June 30, 2022, and September 30, 2022. The definitions of the amounts for each column are the same definitions stated in Note 2, and the descriptions of the restatements for certain rows are the same descriptions stated in Note 2. These restatements result in a reclassification between cash flows from operating activities and cash flows from investing activities, but they do not impact cash flows from financing activities or the net decrease in cash, cash equivalents and restricted cash in the unaudited condensed consolidated statements of cash flows for the periods presented. The restatements only impact net loss and accumulated other comprehensive loss in the unaudited condensed consolidated statements of changes in stockholders’ equity in the periods presented.

		As of March 31, 2022			As of June 30, 2022			As of September 30, 2022
Unaudited Condensed Consolidated Balance Sheets	Notes	As Previously Reported	Restatement Adjustments	As Restated	As Previously Reported	Restatement Adjustments	As Restated	As Previously Reported	Restatement Adjustments	As Restated
Contract assets	(i)	$3,630	$(616)	$3,014	$4,402	$(936)	$3,466	$3,360	$(146)	$3,214
Total current assets		$111,494	$(616)	$110,878	$120,371	$(936)	$119,435	$109,456	$(146)	$109,310
Property and equipment, net	(ii)	$52,071	$-	$52,071	$55,073	$-	$55,073	$52,708	$(38)	$52,670
Other long-term assets, including restricted cash	(iii)	$11,767	$120	$11,887	$11,114	$106	$11,220	$9,936	$164	$10,100
Total assets		$283,378	$(496)	$282,882	$288,921	$(830)	$288,091	$266,615	$(20)	$266,595
Contract liabilities, current portion	(iv)	$6,483	$4,909	$11,392	$12,080	$5,657	$17,737	$14,244	$6,050	$20,294
Other accrued expenses	(v)	$7,742	$143	$7,885	$8,301	$164	$8,465	$7,881	$220	$8,101
Total current liabilities		$26,042	$5,052	$31,094	$28,527	$5,821	$34,348	$32,796	$6,270	$39,066
Contract liabilities, non-current	(vi)	$-	$7,900	$7,900	$-	$8,785	$8,785	$-	$10,432	$10,432
Deferred income tax liabilities	(vii)	$813	$(19)	$794	$757	$(8)	$749	$700	$(44)	$656
Other long-term liabilities	(viii)	$1,761	$(1,753)	$8	$1,148	$(1,140)	$8	$541	$(533)	$8
Total liabilities		$100,177	$11,180	$111,357	$142,898	$13,458	$156,356	$144,275	$16,125	$160,400
Accumulated other comprehensive income (loss)	(ix)	$2,591	$99	$2,690	$296	$181	$477	$(4,676)	$257	$(4,419)
Accumulated deficit	(x)	$(261,028)	$(11,775)	$(272,803)	$(299,293)	$(14,469)	$(313,762)	$(321,104)	$(16,402)	$(337,506)
Total stockholders’ equity		$183,201	$(11,676)	$171,525	$146,023	$(14,288)	$131,735	$122,340	$(16,145)	$106,195
Total liabilities and stockholders’ equity		$283,378	$(496)	$282,882	$288,921	$(830)	$288,091	$266,615	$(20)	$266,595

Description of restatement adjustments in the condensed consolidated balance sheets:

(i)
The $616, $936 and $146 decreases in contract assets as of March 31, 2022, June 30, 2022, and September 30, 2022, respectively, are related to the correction of revenue recognition for Space Services and R&D Services Contracts.
(ii)
The $38 decrease in property and equipment as of September 30, 2022 is related to construction costs for customer-controlled satellites being expensed as cost of revenue rather than capitalized into property and equipment.
(iii)
The $120, $106, and $164 increases in other long-term assets, including restricted cash, as of March 31, 2022, June 30, 2022, and September 30, 2022, respectively, are related to the correction of revenue recognition for Space Services and R&D Services Contracts.
(iv)
The $4,909 increase in contract liabilities, current, as of March 31, 2022 resulted from an increase of $4,740 related to the correction of revenue recognition for Space Services and R&D Services Contracts and an increase of $169 from a customer deposit balance reclassified from other accrued expense. The $5,657 and $6,050 increases in contract liabilities, current as of June 30, 2022 and September 30, 2022, respectively, resulted from the correction of revenue recognition for Space Services and R&D Services Contracts.
(v)
The $143 increase in other accrued expenses as of March 31, 2022 resulted from an increase of $312 for Delaware franchise tax accrual, partially offset by a decrease of $169 from a customer deposit balance reclassified to contract liabilities, non-current. The $164 increase in other accrued expenses as of June 30, 2022 resulted from an increase of $329 from the Delaware franchise tax accrual, partially offset by a decrease of $165 from a customer deposit balance reclassified to contract liabilities, non-current. The $220 increase in other accrued expenses as of June 30, 2022 resulted from an increase of $379 from the Delaware franchise tax accrual, partially offset by a decrease of $159 from a customer deposit balance reclassified to contract liabilities, non-current.
(vi)
Adjustments to contract liabilities, non-current:
a.
The $7,900 increase in contract liabilities, non-current as of March 31, 2022 resulted from an increase of $6,147 related to the correction of revenue recognition for Space Services and R&D Services Contracts and a $1,753 balance of contract liabilities, non-current that was historically included within other long-term liabilities.
b.
The $8,785 increase in contract liabilities, non-current as of June 30, 2022 resulted from an increase of $7,480 related to the correction of revenue recognition for Space Services and R&D Services Contracts, a $1,140 balance of contract liabilities, non-current that was historically included within other long-term liabilities, and a $165 increase from a customer deposit balance reclassified from other accrued expense.
c.
The $10,432 increase in contract liabilities, non-current as of September 30, 2022 resulted from an increase of $9,740 related to the correction of revenue recognition for Space Services and R&D Services Contracts and a $533 balance of contract liabilities, non-current that was historically included within other long-term liabilities, and a $159 increase from a customer deposit balance reclassified from other accrued expense.
(vii)
The $19, $8 and $44 decreases in deferred income tax liabilities as of March 31, 2022, June 30, 2022, and September 30, 2022, respectively, are related to the impact to income tax provision as a result of the revenue adjustments.
(viii)
The $1,753, $1,140, and $533 decreases in other long-term liabilities as of March 31, 2022, June 30, 2022, and September 30, 2022, respectively, are related to the contract liabilities, non-current balance that was historically included in other long-term liabilities but now has been presented in its own line (see restatement adjustment description (vi)).
(ix)
The $99, $181, and $257 increases in accumulated other comprehensive income as of March 31, 2022, June 30, 2022, and September 30, 2022, respectively, are related to the misstatements’ impact on cumulative foreign currency translation loss.
(x)
The $11,775, $14,469, and $16,402 increases in accumulated deficit as of March 31, 2022, June 30, 2022, and September 30, 2022, respectively, are related to the cumulative adjustments made in the consolidated statements of operations.

		Three Months Ended March 31, 2022			Three Months Ended June 30, 2022			Three Months Ended September 30, 2022
Unaudited Condensed Consolidated Statements of Operations	Notes	As Previously Reported	Restatement Adjustments	As Restated	As Previously Reported	Restatement Adjustments	As Restated	As Previously Reported	Restatement Adjustments	As Restated
Revenue	(i)	$18,070	$(2,321)	$15,749	$19,395	$(2,692)	$16,703	$20,418	$(1,883)	$18,535
Cost of revenue	(ii)	$9,846	$3,950	$13,796	$9,573	$3,346	$12,919	$10,198	$3,061	$13,259
Gross profit		$8,224	$(6,271)	$1,953	$9,822	$(6,038)	$3,784	$10,220	$(4,944)	$5,276
Research and development	(iii)	$8,657	$(3,886)	$4,771	$8,225	$(3,291)	$4,934	$8,879	$(3,055)	$5,824
General and administrative	(iv)	$12,684	$31	$12,715	$11,274	$46	$11,320	$9,903	$16	$9,919
Total operating expenses		$28,246	$(3,855)	$24,391	$26,227	$(3,245)	$22,982	$26,576	$(3,039)	$23,537
Loss from operations		$(20,022)	$(2,416)	$(22,438)	$(16,405)	$(2,793)	$(19,198)	$(16,356)	$(1,905)	$(18,261)
Foreign exchange loss	(v)	$-	$-	$-	$-	$-	$-	$(2,806)	$(1)	$(2,807)
Other (expense) income, net	(vi)	$(1,169)	$101	$(1,068)	$(2,876)	$111	$(2,765)	$(660)	$(66)	$(726)
Total other income (expense), net		$8,520	$101	$8,621	$(21,798)	$111	$(21,687)	$(5,401)	$(67)	$(5,468)
Loss before income taxes		$(11,502)	$(2,315)	$(13,817)	$(38,203)	$(2,682)	$(40,885)	$(21,757)	$(1,972)	$(23,729)
Income tax provision	(vii)	$290	$(20)	$270	$62	$12	$74	$54	$(39)	$15
Net loss		$(11,792)	$(2,295)	$(14,087)	$(38,265)	$(2,694)	$(40,959)	$(21,811)	$(1,933)	$(23,744)
Basic and diluted net loss per share (1)		$(0.68)	$(0.13)	$(0.81)	$(2.19)	$(0.15)	$(2.35)	$(1.25)	$(0.11)	$(1.36)
Weighted-average shares used in computing basic and diluted net loss per share (1)		17,409,317	-	17,409,317	17,460,934	-	17,460,934	17,492,871	-	17,492,871

1) The shares of the Company's common stock and the per share amounts for the three months ended March 31, 2022, June 30, 2022, and September 30, 2022 have been retroactively adjusted to reflect the 1-for-8 reverse stock split (Note 1).

Description of restatement adjustments in the condensed consolidated statements of operations:

(i)
The $2,321, $2,692, and $1,883 decreases in revenue for the three months ended March 31, 2022, June 30, 2022, and September 30, 2022, respectively, are related to the correction of revenue recognition for Space Services and R&D Services Contracts.
(ii)
Adjustments to cost of revenue:
a.
The $3,950 increase in cost of revenue for the three months ended March 31, 2022 resulted from an increase of $3,886 in costs associated with R&D Services Contracts being reclassified from research and development expense to cost of revenue, and an increase of $64 for the reclassification of supply chain department costs from general and administrative expense to cost of revenue.
b.
The $3,346 increase in cost of revenue for the three months ended June 30, 2022 resulted from an increase of $3,291 in costs associated with R&D Services Contracts being reclassified from research and development expense to cost of revenue, and an increase of $55 for the reclassification of supply chain department costs from general and administrative expense to cost of revenue.
c.
The $3,061 increase in cost of revenue for the three months ended September 30, 2022 resulted from an increase of $3,055 in costs associated with R&D Services Contracts being reclassified from research and development to cost of revenue and an increase of $37 in construction costs for customer-controlled satellites for one specific contract being expensed to cost of revenue rather than capitalized into property and equipment, partially offset by a decrease of $31 from a reclassification between general and administrative expense and cost of revenue.
(iii)
The $3,886, $3,291, and $3,055 decreases in research and development expense for the three months ended March 31, 2022, June 30, 2022, and September 30, 2022, respectively, are related to costs associated with R&D Services Contracts being reclassified from research and development to cost of revenue.
(iv)
Adjustments to general and administrative:
a.
The $31 increase in general and administrative for the three months ended March 31, 2022 resulted from an increase of $128 from the other state taxes reclassified from other expense, net, partially offset by a decrease of $64 related to the supply chain department costs reclassified to cost of revenue and a decrease of $33 related to the Delaware franchise tax accrual.
b.
The increase of $46 in general and administrative expense for the three months ended June 30, 2022 resulted from an increase of $86 from the other state taxes reclassified from other expense, net and an increase of $15 related to the Delaware franchise tax accrual, partially offset by a decrease of $55 related to the supply chain department costs reclassified to cost of revenue.
c.
The increase of $16 in general and administrative expense for the three months ended September 30, 2022 resulted from an increase of $51 related to the Delaware franchise tax accrual and an increase of $31 related to the supply chain department costs reclassified to cost of revenue, partially offset by a decrease of $66 from the other state tax reclassified from other expense, net.
(v)
The $1 foreign exchange loss for the six months ended September 30, 2022 is related to the correction of revenue and cash remeasurement adjustment.
(vi)
Adjustments to other expense, net:
a.
The $101 decrease in other expense, net for the three months ended March 31, 2022 resulted from a decrease of $128 from the other state tax reclassified to general and administrative expense, partially offset by an increase of $27 related to foreign currency gain or loss impact of the revenue and cash remeasurement adjustment.
b.
The $111 decrease in other expense, net for the three months ended June 30, 2022 resulted from a decrease of $86 from the other state tax reclassified to general and administrative expense and a decrease of $25 related to foreign currency gain or loss impact of the revenue and cash remeasurement adjustment.
c.
The $66 increase in other expense, net for the three months ended September 30, 2022 is related to the other state tax reclassification to general and administrative expense.
(vii)
The $20 decrease, $12 increase and $39 decrease in income tax provisions for the three months ended March 31, 2022, June 30, 2022 and September 30, 2022, respectively, are related to the impact to income tax provision as a result of the revenue adjustments.

		Six Months Ended June 30, 2022			Nine Months Ended September 30, 2022			Three Months Ended December 31, 2022
Unaudited Condensed Consolidated Statements of Operations	Notes	As Previously Reported	Restatement Adjustments	As Restated	As Previously Reported	Restatement Adjustments	As Restated	As Previously Reported	Restatement Adjustments	As Restated
Revenue	(i)	$37,465	$(5,013)	$32,452	$57,883	$(6,896)	$50,987	$22,385	$(2,605)	$19,780
Cost of revenue	(ii)	$19,419	$7,296	$26,715	$29,617	$10,357	$39,974	$10,710	$2,942	$13,652
Gross profit		$18,046	$(12,309)	$5,737	$28,266	$(17,253)	$11,013	$11,675	$(5,547)	$6,128
Research and development	(iii)	$16,882	$(7,177)	$9,705	$25,761	$(10,232)	$15,529	$9,392	$(2,848)	$6,544
General and administrative	(iv)	$23,958	$77	$24,035	$33,861	$93	$33,954	$10,970	$(32)	$10,938
Total operating expenses		$54,473	$(7,100)	$47,373	$81,049	$(10,139)	$70,910	$27,986	$(2,880)	$25,106
Loss from operations		$(36,427)	$(5,209)	$(41,636)	$(52,783)	$(7,114)	$(59,897)	$(16,311)	$(2,667)	$(18,978)
Foreign exchange loss		$-	$-	$-	$(6,346)	$(2)	$(6,348)	$-	$-	$-
Other (expense) income, net	(v)	$(4,045)	$212	$(3,833)	$(1,165)	$147	$(1,018)	$4,599	$(2)	$4,597
Total other income (expense), net		$(13,278)	$212	$(13,066)	$(18,679)	$145	$(18,534)	$(1,316)	$(2)	$(1,318)
Loss before income taxes		$(49,705)	$(4,997)	$(54,702)	$(71,462)	$(6,969)	$(78,431)	$(17,627)	$(2,669)	$(20,296)
Income tax provision	(vi)	$352	$(8)	$344	$406	$(47)	$359	$(84)	$10	$(74)
Net loss		$(50,057)	$(4,989)	$(55,046)	$(71,868)	$(6,922)	$(78,790)	$(17,543)	$(2,679)	$(20,222)
Basic and diluted net loss per share (1)		$(2.87)	$(0.29)	$(3.16)	$(4.12)	$(0.40)	$(4.51)	$(1.00)	$(0.15)	$(1.15)
Weighted-average shares used in computing basic and diluted net loss per share (1)		17,435,268	-	17,435,268	17,454,680	-	17,454,680	17,572,199	-	17,572,199

(1) The shares of the Company's common stock and the per share amounts for the six months ended June 30, 2022 and nine months ended September 30, 2022 have been retroactively adjusted to reflect the 1-for-8 reverse stock split (Note 1).

Description of restatement adjustments in the condensed consolidated statements of operations:

(i)
The $5,013, $6,896, and $2,605 decreases in revenue for the six months ended June 30, 2022, the nine months ended September 30, 2022 and the three months ended December 31, 2022, respectively, are related to the correction of revenue recognition for Space Services and R&D Services Contracts.
(ii)
Adjustments to cost of revenue:
a.
The $7,296 increase in cost of revenue for the six months ended June 30, 2022 resulted from an increase of $7,177 in costs associated with R&D Services Contracts being reclassified from research and development expense to cost of revenue and an increase of $119 from the reclassification of supply chain department costs from general and administrative expense to cost of revenue.
b.
The $10,357 increase in cost of revenue for the nine months ended September 30, 2022 resulted from an increase of $10,232 in costs associated with R&D Services Contracts being reclassified from research and development expense to cost of revenue, an increase of $91 from the reclassification of supply chain department and other costs from general and administrative expense to cost of revenue, and an increase of $34 in construction costs for customer-controlled satellites being expensed to cost of revenue rather than capitalized into property and equipment.

c.
The $2,942 increase in cost of revenue for the three months ended December 31, 2022 resulted from an increase of $2,848 in costs associated with R&D Services Contracts being reclassified from research and development expense to cost of revenue, an increase of $77 from the reclassification of supply chain department and other costs from general and administrative expense to cost of revenue, and an increase of $17 in construction costs for customer-controlled satellites for one specific contract being expensed to cost of revenue rather than capitalized into property and equipment.
(iii)
The $7,177, $10,232, and $2,848 decreases in research and development expense for the for the six months ended June 30, 2022, the nine months ended September 30, 2022, and the three months ended December 31, 2022, respectively, are related to costs associated with R&D Services Contracts being reclassified from research and development expense to cost of revenue.
(iv)
Adjustments to general and administrative:
a.
The $77 increase in other expense, net for the six months ended June 30, 2022 resulted from an increase of $214 from the other state tax reclassified from other expense, net, partially offset by a decrease of $119 related to the supply chain department costs reclassified to cost of revenue and a decrease of $18 related to the Delaware franchise tax accrual and reclassification.
b.
The $93 increase in other expense, net for the nine months ended September 30, 2022 resulted from an increase of $149 from the other state tax reclassified from other expense, net and an increase of $35 related to the Delaware franchise accrual and reclassification, partially offset by a decrease of $91 related to the supply chain department costs reclassified to cost of revenue.
c.
The $32 decrease in other expense, net for the six months ended June 30, 2022 resulted from a decrease of $77 related to the supply chain department costs reclassified to cost of revenue and a decrease of $2 from the other state tax reclassified from other expense, net, partially offset by an increase of $47 related to the Delaware franchise tax accrual and reclassification.
(v)
Adjustment to other expense, net:
a.
The $212 decrease in other expense, net for the six months ended June 30, 2022 resulted from a decrease of $214 from the other state tax reclassified to general and administrative expense, partially offset by an increase of $2 related to foreign currency gain or loss impact of the revenue and cash remeasurement adjustment.
b.
The $147 decrease in other expense, net for the nine months ended September 30, 2022 resulted from a decrease of $149 for the other state tax reclassified to general and administrative expense, partially offset by an increase of $2 related to foreign currency gain or loss impact of the revenue and cash remeasurement adjustment.
c.
The $2 increase in other expense, net for the three months ended December 31, 20223 is related to the reclassification of other state tax from other expense to general and administrative expense.
(vi)
The $8 decrease, $47 decrease and $10 increase in income tax provisions for the three months ended March 31, 2022, June 30, 2022 and September 30, 2022, respectively, are related to the impact to income tax provision as a result of the revenue adjustments.

		Three Months Ended March 31, 2022			Three Months Ended June 30, 2022			Three Months Ended September 30, 2022
Unaudited Condensed Consolidated Statements of Comprehensive Loss	Notes	As Previously Reported	Restatement Adjustments	As Restated	As Previously Reported	Restatement Adjustments	As Restated	As Previously Reported	Restatement Adjustments	As Restated
Net loss		$(11,792)	$(2,295)	$(14,087)	$(38,265)	$(2,694)	$(40,959)	$(21,811)	$(1,933)	$(23,744)
Foreign currency translation adjustments	(i)	$1,859	$49	$1,908	$(2,212)	$82	$(2,130)	$(4,969)	$76	$(4,893)
Comprehensive loss		$(9,933)	$(2,246)	$(12,179)	$(40,560)	$(2,612)	$(43,172)	$(26,783)	$(1,857)	$(28,640)

		Six Months Ended June 30, 2022			Nine Months Ended September 30, 2022			Three Months Ended December 31, 2022
Unaudited Condensed Consolidated Statements of Comprehensive Loss	Notes	As Previously Reported	Restatement Adjustments	As Restated	As Previously Reported	Restatement Adjustments	As Restated	As Previously Reported	Restatement Adjustments	As Restated
Net loss		$(50,057)	$(4,989)	$(55,046)	$(71,868)	$(6,922)	$(78,790)	$(17,543)	$(2,679)	$(20,222)
Foreign currency translation adjustments	(ii)	$(353)	$131	$(222)	$(5,322)	$207	$(5,115)	$(2,374)	$(168)	$(2,542)
Comprehensive loss		$(50,493)	$(4,858)	$(55,351)	$(77,276)	$(6,715)	$(83,991)	$(19,864)	$(2,847)	$(22,711)

Description of restatement adjustments in the condensed consolidated statements of comprehensive loss:

(i)
The $49, $82 and $76 of foreign currency translation gains for the three months ended March 31, 2022, June 30, 2022, and September 30, 2022, respectively, are related to the foreign currency translation impact of consolidated statements of operations adjustments (i) to (v) above.
(ii)
The $131 of foreign currency translation gain, $207 of foreign currency translation gain, and $168 of foreign currency translation loss for the six months ended June 30, 2022, the nine months ended September 30, 2022, and the three months ended December 31, 2022, respectively, are related to the foreign currency translation impact of consolidated statements of operations adjustments (i) to (v) above.

		Three Months Ended March 31, 2022			Six Months Ended June 30, 2022			Nine Months Ended September 30, 2022
Unaudited Condensed Consolidated Statements of Cash Flows	Notes	As Previously Reported	Restatement Adjustments	As Restated	As Previously Reported	Restatement Adjustments	As Restated	As Previously Reported	Restatement Adjustments	As Restated
Net loss		$(11,792)	$(2,295)	$(14,087)	$(50,057)	$(4,989)	$(55,046)	$(71,868)	$(6,922)	$(78,790)
Other, net	(i)	$-	$(19)	$(19)	$(16)	$(8)	$(24)	$79	$(45)	$34
Change in contract assets	(ii)	$(1,531)	$687	$(844)	$(2,390)	$1,033	$(1,357)	$(1,445)	$163	$(1,282)
Change in contract liabilities	(iii)	$(962)	$1,653	$691	$4,378	$3,968	$8,346	$6,423	$6,712	$13,135
Other accrued expenses	(iv)	$1,077	$(26)	$1,051	$1,828	$(4)	$1,824	$1,636	$53	$1,689
Net cash used in operating activities		$(14,991)	$-	$(14,991)	$(32,494)	$-	$(32,494)	$(42,708)	$(39)	$(42,747)
Purchase of property and equipment	(v)	$(4,243)	$-	$(4,243)	$(12,485)	$-	$(12,485)	$(15,946)	$39	$(15,907)
Net cash used in investing activities		$(4,262)	$-	$(4,262)	$(33,103)	$-	$(33,103)	$(38,342)	$39	$(38,303)

Description of restatement adjustments in the condensed consolidated statements of cash flows:

(i)
The $19, $8, and $45 adjustments to change in other, net for the three months ended March 31, 2022, six months ended June 30, 2022, and nine months ended September 30, 2022, respectively, represent the change in deferred income tax liabilities related to the impact to income tax provision as a result of the revenue adjustments.
(ii)
The $687, $1,033, and $163 adjustments to change in contract assets for the three months ended March 31, 2022, six months ended June 30, 2022, and nine months ended September 30, 2022, respectively, are related to the impact to current and non-current balances of contract assets from the correction of revenue recognition for Space Services and R&D Services Contracts.
(iii)
The $1,653, $3,968, and $6,712 increases in contract liabilities for the three months ended March 31, 2022, six months ended June 30, 2022, and nine months ended September 30, 2022, respectively, are related to the impact to current and non-current balances of contract liabilities from the correction of revenue recognition for Space Services and R&D Services Contracts.
(iv)
The $26 decrease, $4 decrease, and $53 increase in other accrued expenses for the three months ended March 31, 2022, six months ended June 30, 2022, and nine months ended September 30, 2022, respectively, are related to Delaware franchise tax accrual.
(v)
The $39 decrease in purchase of property and equipment for the nine months ended September 30, 2022, is related to costs incurred to build the customer-controlled satellites for one specific contract being expensed rather than capitalized into the Company's property and equipment.

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

We performed an evaluation under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2023. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2023 because of the material weaknesses in internal control over financial reporting described below.

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

Management conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

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

i.
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
ii.
We did not design and maintain an effective risk assessment process at a precise enough level to identify new and evolving risks of material misstatement in our financial statements. Specifically, changes to existing controls or the implementation of new controls have not been sufficient to respond to changes to the risks of material misstatement in the financial statements.
iii.
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

iv.
We did not design and maintain effective controls over the accounting for our Space Services and R&D Services solutions contracts with customers. Specifically, we did not design and maintain effective controls over the identification of performance obligations to ensure revenue is recognized at the time performance obligations are satisfied, the identification and accounting for embedded leases, the classification and accounting for costs incurred in connection with performing services, and the recognition of allowances for current expected credit losses. This material weakness resulted in the restatement of our previously filed financial statements for the Affected Periods.
v.
We did not design and maintain effective controls related to the identification of and accounting for certain non-routine, unusual or complex transactions, including the proper application of GAAP to such transactions. Specifically, we did not design and maintain:
a.
controls to timely identify and account for warrant instruments, which resulted in the restatement of the previously issued financial statements of NavSight related to adjustments to warrant liabilities and equity as of and for the year ended December 31, 2020;
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

Additionally, each of the material weaknesses described above could result in a misstatement of substantially all of our accounts or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

vi.
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

In Item 9A of our original Annual Report on Form 10-K for the year ended December 31, 2023, management previously disclosed that material weaknesses i, ii, iii, v, and vi above existed as of December 31, 2023. However, our management has subsequently determined that material weakness iv above also existed as of December 31, 2023. Management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2023.

This Annual Report on Form 10-K/A does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report on Form 10-K/A.

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

We engaged a third-party consulting firm to complete an initial Enterprise Risk Assessment (“ERA”). With the assistance of the consulting firm, we identified key risks for technology-based organizations and interviewed management team members and the Chair of the Audit Committee to discuss key risk areas. We reviewed responses received, compiled a list of identified risks, and developed heat maps to depict the likelihood, impact, and preparedness of the Company to respond to the identified risks. Action and testing plans are being developed to address the risks and testing is in process, after which results will be monitored and reviewed with management. We are planning to perform an annual ERA to confirm that key risks remain current and relevant, and to identify any new key risk areas.

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

Space Services and R&D Services Contracts

We are implementing measures designed to improve our internal control over financial reporting to remediate the material weakness over the accounting for our Space Services and R&D Services contracts with customers. In our remediation plan, we are including enhanced training, updating our revenue recognition procedures, and engaging external experts to assist with complex revenue contract arrangements.

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

Changes in Internal Control over Financial Reporting

There have been no changes (other than those described above) in our internal control over financial reporting during the fiscal quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

The following documents are filed as part of this Annual Report on Form 10-K/A:

1.
Consolidated Financial Statements: Our consolidated financial statements are listed in the “Index to Consolidated Financial Statements” under Part II, Item 8 of this Annual Report on Form 10-K/A.
2.
Financial Statement Schedules: All financial statement schedules are omitted because the information called for is not required or is shown in the consolidated financial statements or in the notes thereto.
3.
Exhibits: The documents listed below are incorporated by reference or are filed with this Annual Report on Form 10-K/A, in each case as indicated below.

Exhibit Index

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
2.1

Business Combination Agreement, dated as of February 28, 2021, by and among the registrant, NavSight Merger Sub Inc., Spire Global Subsidiary, Inc., Peter Platzer, Theresa Condor, Joel Spark, and Jeroen Cappaert

		S-4/A	333-256112	Annex A	July 16, 2021
2.2	Arrangement Agreement and Plan of Arrangement, dated as of September 13, 2021, by and among the registrant, exactEarth Ltd. And Spire Global Canada Acquisition Corp., as amended October 15, 2021	10-Q	001-39493	2.1	November 10, 2021
3.1	Certificate of Incorporation of Spire Global, Inc.	S-1	333-259733	3.1	September 23, 2021
3.2	Certificate of Amendment to Certificate of Incorporation of Spire Global, Inc., dated August 30, 2023	8-K	001-39493	3.1	August 30, 2023
3.3	Bylaws of Spire Global, Inc.	S-1	333-259733	3.2	September 23, 2021
4.1	Specimen Class A Common Stock Share Certificate	8-K	001-39493	4.1	August 20, 2021
4.2	Form of Blue Torch Warrant to Purchase Common Stock of Spire Global, Inc., dated as of June 13, 2022.	8-K	001-39493	4.1	June 14, 2022
4.3	Form of GPO Warrant to Purchase Common Stock of Spire Global, Inc., dated as of June 13, 2022.	8-K	001-39493	4.2	June 14, 2022
4.4	Form of Amended and Restated Blue Torch Warrant to Purchase Common Stock of Spire Global, Inc., dated as of September 27, 2023	8-K	001-39493	4.1	October 2, 2023
4.5	Form of Blue Torch Warrant to Purchase Common Stock of Spire Global, Inc., dated as of September 27, 2023	8-K	001-39493	4.2	October 2, 2023
4.6	Description of Securities.	10-K	001-39493	4.6	March 6, 2024
10.1	Financing Agreement dated as of June 13, 2022, among Spire Global, Inc., Spire Global Subsidiary, Inc., Austin Satellite Design, LLC, Blue Torch Finance LLC and the lenders party thereto.	8-K	001-39493	10.1	June 14, 2022
10.2	Security Agreement dated as of June 13, 2022, among Spire Global, Inc., Spire Global Subsidiary, Inc., Austin Satellite Design, LLC and Blue Torch Finance LLC.	8-K	001-39493	10.2	June 14, 2022
10.3	Amendment No. 1 to Financing Agreement, dated as of March 21, 2023, among Spire Global, Inc., Spire Global Subsidiary, Inc., Austin Satellite Design, LLC, Blue Torch Finance LLC and the lenders party thereto.	8-K	001-39493	10.1	October 2, 2023
10.4	Waiver and Amendment No. 2 to Financing Agreement, dated as of September 27, 2023, among Spire Global, Inc., Spire Global Subsidiary, Inc., Austin Satellite Design, LLC, Blue Torch Finance LLC and the lenders party thereto	8-K	001-39493	10.2	October 2, 2023
10.5	Equity Distribution Agreement, dated September 14, 2022, by and between Spire Global, Inc. and Canaccord Genuity LLC.	8-K	001-39493	10.1	September 14, 2022
10.6	Amendment to the Warrant Agreement, dated December 19, 2022, by and between Company and American Stock Transfer & Trust Company.	8-K	001-39493	10.1	December 19, 2022
10.7

Investor Rights Agreement, dated as of February 28, 2021, by and among the registrant, Six4 Holdings, LLC, Gilman Louie, Henry Crumpton, Jack Pearlstein, Robert Coleman, William Crowell, Peter Platzer, Theresa Condor, William Porteous and Stephen Messer.

		S-4/A	333-256112	Annex I	July 16, 2021
10.8+	Spire Global, Inc. 2021 Equity Incentive Plan, conformed to reflect the First Amendment effective August 2, 2023 and the reverse stock split effective August 31, 2023	8-K	001-39493	10.1	September 7, 2023

10.9+	Spire Global, Inc. 2021 Employee Stock Purchase Plan, conformed to reflect the reverse stock split effective August 31, 2023	8-K	001-39493	10.2	September 7, 2023
10.10+	Offer Letter between Leonardo Basola and Spire Global Subsidiary, Inc., effective as of August 10, 2023	8-K	001-39493	10.1	August 16, 2023
10.11+	Executive Employment Agreement, dated as of November 27, 2023, between Spire Global, Inc. and Leo Basola	8-K	001-39493	10.3	December 1, 2023-
10.12+	Consulting Agreement between Thomas Krywe and Spire Global, Inc., dated as of August 15, 2023	8-K	001-39493	10.2	August 16, 2023
10.13+	Spire Global, Inc. Outside Director Compensation Policy, as amended, effective June 13, 2023.	10-Q	001-39493	10.2	August 9, 2023
10.14+	Spire Global, Inc. Executive Officer Short-Term Incentive Plan.	10-Q	001-39493	10.1	August 9, 2023
10.15+	Loan and Security Agreement by and among Spire, certain lenders party thereto, FP Credit Partners, L. P., as agent for the lenders, and certain of Spire’s subsidiaries as guarantors, dated as of April 15, 2021, with Amendment No. 1 dated as of May 17, 2021 and Amendment No. 2 dated as of August 5, 2021.	S-1	333-259733	10.17	September 23, 2021
10.16+	Long Term Employment Contract, dated as of January 1, 2022, by and between Spire Global Luxembourg Sàrl and Peter Platzer.	10-K	001-39493	10.6	March 30.2022
10.17+	Expatriation Letter, dated as of December 12, 2017, by and between Spire Global, Inc. and Peter Platzer.	S-4/A	333-256112	10.10	July 16, 2021
10.18+	Tax Equalization Policy, dated as of December 12, 2017, by and between Spire Global, Inc. and Peter Platzer.	S-4/A	333-256112	10.11	July 16, 2021
10.19+	Managing Director Service Agreement, dated as of November 27, 2023, between Spire Global Germany GmbH and Peter Platzer	8-K	001-39493	10.1	December 1, 2023
10.20+	Form of Offer Letter by and between Spire Global, Inc. and each of Tom Krywe and Boyd Johnson.	S-4/A	333-256112	10.12	July 16, 2021
10.21+	Executive Employment Agreement, dated as of November 27, 2023, between Spire Global, Inc. and Boyd Johnson	10-K	001-39493	10.21	March 6, 2024
10.22+	Long Term Employment Contract, dated as of January 1, 2018, by and between Spire Global Luxembourg Sàrl and Theresa Condor.	S-4/A	333-256112	10.15	July 16, 2021
10.23+	Employment Contract, dated as of November 27, 2023, between Spire Global Germany GmbH and Theresa Condor	8-K	001-39493	10.2	December 1, 2023
10.24+	Form of Spire Global, Inc. 2022 Commission Plan.	10-K	001-39493	10.16	March 15, 2023
10.25+	Form of Spire Global, Inc. 2022 Salary Adjustment and Annual Performance Bonus.	10-K	001-39493	10.17	March 15, 2023
10.26+	Form of Change in Control and Severance Agreement of Spire Global, Inc.	S-4/A	333-256112	10.18	July 16, 2021
10.27	Contribution Agreement by and between Her Majesty the Queen in Right of Canada and exactEarth Ltd. dated as of October 18, 2018, with Amendment No. 1 dated as of November 22, 2021.	10-K	001-39493	10.15	March 30, 2022
21.1	Subsidiaries of Registrant.	10-K	001-39493	21.1	March 6, 2024
24.1	Power of Attorney (included on signature page).	10-K	001-39493	24.1	March 6, 2024
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Spire Global, Inc. Compensation Recovery Policy	10-K	001-39493	97.1	March 6, 2024
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

Spire Global, Inc.

Date: March 3, 2025	By:	/s/ Theresa Condor
Theresa Condor
Chief Executive Officer and Director (Principal Executive Officer)

Date: March 3, 2025	By:	/s/ Leonardo Basola
Leonardo Basola
Chief Financial Officer
(Principal Financial and Accounting Officer)