Form 10-Q/A
period 2024-03-31
Spire Global, Inc.
filed 2025-03-03
CIK 1816017

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

The registrant had outstanding 25,734,974 shares of Class A common stock and 1,507,325 shares of Class B common stock as of February 14, 2025.

Explanatory Note

Spire Global, Inc. ("we," "us," “Spire” or the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (the "10-Q/A” or “Amendment No. 1”) to amend and restate certain items in the Quarterly Report on Form 10-Q/A for the three-month period ended March 31, 2024, originally filed with the Securities and Exchange Commission (the “SEC”) on May 15, 2024 (the “Original Form 10-Q”).

As previously disclosed in the Current Report on Form 8-K filed with the SEC on August 27, 2024, the Company is restating its previously issued unaudited condensed consolidated financial statements as of March 31, 2024, and for the quarterly periods ended March 31, 2024 and 2023. In addition, we filed an amendment to our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, with the SEC on March 3, 2025 (such report, the “Amended 2023 Form 10-K/A” and, together with this Amendment No.1, the “Amended Reports”), to provide audited restated consolidated financial statements as of and for the fiscal years ended December 31, 2023, and December 31, 2022, as well as unaudited restated condensed consolidated financial information as of the quarter ends and for the interim periods in the fiscal years ended December 31, 2023 and 2022 (collectively, and including the three-month period ended, and as of, March 31, 2024, the “Affected Periods”). All material restatement information has been included in the Amended Reports, and the Company does not intend to separately amend other filings that it has previously filed with the SEC.

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

The Company evaluated whether any of its Space Services Contracts contain embedded leases, and the Company concluded that only one Space Services Contract contains embedded leases of satellites to the customer. This contract was historically accounted for in the same manner as other Space Services Contracts for which revenue was recognized separately for project-based deliverables, and the costs to build and launch the satellites were historically capitalized as the Company's property and equipment. The Company assessed its embedded leases in accordance with Accounting Standards Codification (“ASC”) Topic 842. Since the construction work contemplated in the contract was controlled and fully paid by the customer during the construction period, the Company accounted for its role in construction in accordance with ASC Topic 606, and the Company determined that revenue for the contract with embedded leases should have been allocated to each performance obligation and recognized separately: over time for the design/build of satellites controlled by the customer, utilizing an input method based on a cost-to-cost measure of progress over the period from initial design to launch; at the point in time when the launch occurred for launch service; over time utilizing an output method based on the number of satellite months as the measure of progress for operating the satellite; and when (or as) the underlying future services are transferred, or when the options expire, for material rights. The costs to build the customer-controlled satellites should have been recognized as cost of revenue as incurred, and any prepaid fees for launch services should have been capitalized to other current assets and expensed when the launch occurs.

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

For R&D Services Contracts, the Company determined that its previous revenue recognition practice did not accurately represent the pattern of control transfer for the related intellectual property under the contract. The Company concluded that the pattern of control transfer for the intellectual property occurs over time as the Company performs its research and development activities, and therefore its revenue recognition practice should be corrected to represent this pattern. The Company also concluded that the costs associated with the R&D Services Contracts were inappropriately included in research and development expense rather than in cost of revenue within the condensed consolidated statements of operations.

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

The accounting errors detailed above caused misstatements to revenue, cost of revenue, research and development expense, other expense, income tax provision, accumulated other comprehensive loss, contract assets, contract liabilities, property and equipment, and allowance for current expected credit loss related to a note receivable issued to a customer on the Company’s condensed consolidated balance sheets, condensed consolidated statements of operations, condensed consolidated statements of comprehensive loss, condensed consolidated statements of changes in stockholders' equity and condensed consolidated statements of cash flows as of and for the Affected Periods.

Additionally, the Company also corrected previously identified immaterial errors. Refer to Note 2 of Notes to Condensed Consolidated Financial Statements of this Form 10-Q/A for additional information and for a summary of the accounting impact of these adjustments to the Company’s unaudited condensed consolidated financial statements, as well as certain other adjustments.

Internal Control Considerations

In connection with the restatement of the financial statements for the Affected Periods, the Company has concluded its disclosure controls and procedures as of March 31, 2024, remained ineffective due to the unremediated material weaknesses previously disclosed in Part I, Item 4 “Controls and Procedures” of the Original Form 10-Q, as well as the identification of an additional material weakness in internal control over financial reporting related to the errors described above. Please refer to Part I, Item 4 of this Form 10-Q/A.

Items Amended in this Filing

•
This Amendment No.1 amends and restates the following items of the Original Form 10-Q:
•
Part I, Item 1. "Unaudited Condensed Consolidated Financial Statements,"
•
Part 1, Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations,"
•
Part I, Item 4. "Controls and Procedures,"
•
Part II, Item 1. "Legal Proceedings,"
•
Part II, Item 1A. "Risk Factors," and
•
Part II, Item 6. Exhibits.

This Form 10-Q/A is presented as of the filing date of the Original Form 10-Q, does not reflect events occurring after that date, and does not modify or update disclosures in any way other than as required to reflect the restatement of the Affected Periods and liquidity and going concern related disclosures included in the financial statements and elsewhere in this Form 10-Q/A. This Form 10-Q/A sets forth the Original Form 10-Q in its entirety, as amended to reflect the restatement. Among other things, forward-looking statements made in the Original Form 10-Q have not been revised to reflect events that occurred or facts that became known to the Company after the filing of the Original Form 10-Q, and such forward-looking statements should be read in their historical context. Unless the context otherwise requires, references to our “Annual Report on Form 10-K” herein refer to the Amended 2023 Form 10-K/A.

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

We caution you that the foregoing list may not contain all of the forward-looking statements made in this Quarterly Report on Form 10-Q/A. You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations, and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors, including those described in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2023. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. We cannot assure you that the results, events, and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.

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

PART I—FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

Spire Global, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	March 31,	December 31,
	2024	2023
	(As Restated)
Assets
Current assets
Cash and cash equivalents	$51,731	$29,136
Marketable securities	12,003	11,726
Accounts receivable, net (including allowance of $271 and $586 as of March 31, 2024 and December 31, 2023, respectively)	12,346	9,911
Contract assets	4,987	4,718
Other current assets	9,125	16,848
Total current assets	90,192	72,339
Property and equipment, net	59,600	60,446
Operating lease right-of-use assets	14,324	14,921
Goodwill	50,051	51,155
Customer relationships	18,467	19,363
Other intangible assets	11,994	12,660
Other long-term assets, including restricted cash	7,701	8,380
Total assets	$252,329	$239,264
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$5,869	$8,012
Accrued wages and benefits	2,147	1,829
Contract liabilities, current portion	22,230	31,178
Other accrued expenses	11,125	8,326
Total current liabilities	41,371	49,345
Long-term debt	115,016	114,113
Contract liabilities, non-current	19,259	17,923
Contingent earnout liability	265	220
Deferred income tax liabilities	795	804
Warrant liability	10,672	5,988
Operating lease liabilities, net of current portion	12,488	13,079
Other long-term liabilities	8	8
Total liabilities	199,874	201,480
Commitments and contingencies (Note 10)
Stockholders’ equity
Common stock, $0.0001 par value, 1,000,000,000 Class A and 15,000,000 Class B shares authorized, 24,315,589 Class A and 1,507,325 Class B shares issued and outstanding at March 31, 2024; 21,097,351 Class A and 1,507,325 Class B shares issued and outstanding at December 31, 2023	3	2
Additional paid-in capital	519,400	477,624
Accumulated other comprehensive loss	(6,118)	(4,556)
Accumulated deficit	(460,830)	(435,286)
Total stockholders’ equity	52,455	37,784
Total liabilities and stockholders’ equity	$252,329	$239,264

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Spire Global, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2024	2023
	(As Restated)	(As Restated)
Revenue	$34,825	$23,217
Cost of revenue	25,596	13,369
Gross profit	9,229	9,848
Operating expenses:
Research and development	6,037	7,318
Sales and marketing	5,118	6,850
General and administrative	9,844	11,823
Loss on decommissioned satellites	178	—
Allowance for current expected credit loss on notes receivable	40	—
Total operating expenses	21,217	25,991
Loss from operations	(11,988)	(16,143)
Other income (expense):
Interest income	454	565
Interest expense	(5,053)	(4,578)
Change in fair value of contingent earnout liability	(45)	76
Change in fair value of warrant liabilities	(4,202)	746
Issuance of stock warrants	(2,399)	—
Foreign exchange (loss) gain	(1,786)	1,013
Other expense, net	(534)	(311)
Total other expense, net	(13,565)	(2,489)
Loss before income taxes	(25,553)	(18,632)
Income tax (benefit) provision	(9)	23
Net loss	$(25,544)	$(18,655)
Basic and diluted net loss per share(1)	$(1.17)	$(1.03)
Weighted-average shares used in computing basic and diluted net loss per share(1)	21,813,045	18,096,363

(1) The shares of the Company's common stock and the per share amounts for the three months ended March 31, 2023 have been retroactively adjusted to reflect the 1-for-8 reverse stock split (Note 1).

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Spire Global, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2024	2023
(In thousands)	(As Restated)	(As Restated)
Net loss	$(25,544)	$(18,655)
Other comprehensive (loss) gain:
Foreign currency translation adjustments	(1,560)	(1,614)
Net unrealized (loss) gain on investments (net of tax)	(2)	44
Comprehensive loss	$(27,106)	$(20,225)

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Spire Global, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(In thousands, except share amounts)

(Unaudited)

	Common Stock		Additional Paid in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance, December 31, 2023	22,604,676	$2	$477,624	$(4,556)	$(435,286)	$37,784
Release of Restricted Stock Units and Performance Stock Units	204,511	—	—	—	—	—
Exercise of stock options	37,536	—	267	—	—	267
Stock compensation expense	—	—	3,628	—	—	3,628
Issuance of common stock under Securities Purchase Agreements	2,976,191	1	37,881	—	—	37,882
Net loss (As Restated)	—	—	—	—	(25,544)	(25,544)
Foreign currency translation adjustments (As Restated)	—	—	—	(1,560)	—	(1,560)
Net unrealized loss on investments (net of tax)	—	—	—	(2)	—	(2)
Balance, March 31, 2024 (As Restated)	25,822,914	$3	$519,400	$(6,118)	$(460,830)	$52,455

	Common Stock		Additional Paid in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares(1)	Amount(1)	Capital(1)	Loss	Deficit	Equity
Balance, December 31, 2022	19,467,183	$2	$455,765	$(6,908)	$(357,728)	$91,131
Release of Restricted Stock Units	261,153	—	—	—	—	—
Stock compensation expense	—	—	2,646	—	—	2,646
Conversion of warrants to common stock	34,728	—	286	—	—	286
Net loss (As Restated)	—	—	—	—	(18,655)	(18,655)
Foreign currency translation adjustments (As Restated)	—	—	—	(1,614)	—	(1,614)
Net unrealized gain on investments (net of tax)	—	—	—	44	—	44
Balance, March 31, 2023 (As Restated)	19,763,064	$2	$458,697	$(8,478)	$(376,383)	$73,838

(1) The shares of the Company's common stock have been retroactively adjusted to reflect the 1-for-8 reverse stock split (Note 1).

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Spire Global, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2024	2023
	(As Restated)	(As Restated)
Cash flows from operating activities
Net loss	$(25,544)	$(18,655)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,837	3,916
Stock-based compensation	3,628	2,646
Amortization of operating lease right-of-use assets	809	224
Amortization of debt issuance costs	900	554
Change in fair value of warrant liabilities	4,202	(746)
Change in fair value of contingent earnout liability	45	(76)
Issuance of stock warrants	2,399	—
Deferred income tax liabilities	—	6
Loss on decommissioned satellites and impairment of assets	432	—
Other, net	228	(350)
Changes in operating assets and liabilities:
Accounts receivable, net	(2,564)	97
Contract assets	(642)	(787)
Other current assets	8,095	(688)
Other long-term assets	516	410
Accounts payable	(1,508)	(604)
Accrued wages and benefits	343	323
Contract liabilities	(7,157)	2,154
Other accrued expenses	1,003	(920)
Operating lease liabilities	(872)	(230)
Net cash used in operating activities	(8,850)	(12,726)
Cash flows from investing activities
Purchases of short-term investments	(10,920)	(13,908)
Maturities of short-term investments	10,800	11,600
Purchase of property and equipment	(7,059)	(3,213)
Net cash used in investing activities	(7,179)	(5,521)
Cash flows from financing activities
Proceeds from Securities Purchase Agreements, net	37,881	—
Proceeds from long-term debt	—	19,886
Proceeds from exercise of stock options	267	—
Net cash provided by financing activities	38,148	19,886
Effect of foreign currency translation on cash, cash equivalents and restricted cash	465	(1,846)
Net increase (decrease) in cash, cash equivalents and restricted cash	22,584	(207)
Cash, cash equivalents and restricted cash
Beginning balance	29,633	47,569
Ending balance	$52,217	$47,362
Supplemental disclosure of cash flow information
Cash paid for interest	$3,983	$3,827
Income taxes paid	$15	$451
Noncash operating, investing and financing activities
Property and equipment purchased but not yet paid	$2,135	$2,299
Right-of-use assets obtained in exchange for lease liabilities	$353	$1,007
Issuance of stock warrants with long-term debt (Note 8)	$—	$286

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

The Company previously accounted for Space Services Contracts by recognizing revenue separately for each project phase (e.g., development, manufacturing, launch and satellite operations). Because the Space Services Contracts involve bespoke satellites developed under customer requirements, the Company first evaluated whether any of the Space Services Contracts contain embedded leases. Based on this review, the Company concluded that one Space Services Contract contained embedded leases of satellites to the customer, but because the customer controls the satellites being constructed under this specific contract, it was a failed build-to-suit arrangement under Accounting Standards Codification (“ASC”) Topic 842, Leases, and therefore, should still be accounted for under ASC 606, Revenue from Contracts with Customers. The Company determined that the contract requires the transaction price to be allocated to the following performance obligations: design/build, launch, operation, and material rights for up to ten additional satellites. As a result, the Company corrected the financial statements for the Affected Periods to reflect the correct pattern of revenue recognition: over time for the design/build of satellites controlled by the customer, utilizing an input method based on a cost-to-cost measure of progress over the period from initial design to launch; at the point in time when the launch occurred for launch service; over time utilizing an output method based on the number of satellite months as the measure of progress for operating the satellite; and when (or as) the underlying future services are transferred, or when the options expire, for material rights. The Company also made the following correction to account for costs incurred for this contract: construction-related costs were expensed as incurred rather than capitalized as property and equipment, and the prepaid fees for launch services were capitalized as costs to fulfill the contract within other current assets on the condensed consolidated balance sheets, rather than capitalized as property and equipment. The capitalized prepaid launch costs will be recognized as expense upon the successful launch of the satellites.

In addition, under this contract, the customer provided a $4,500 promissory note to the Company to cover the launch costs. Historically, the Company had not recorded an allowance for current expected credit loss (“CECL”) on the promissory note balance. Management determined that the note receivable is subject to CECL guidance and recorded an allowance for current expected credit loss on the notes receivable balance outstanding as of March 31, 2024.

For the Space Services Contracts that do not contain an embedded lease, the Company concluded that, given the contractual clauses in Space Services Contracts by which each company retains its intellectual property, no control of intellectual property was transferred to the end customer during the pre-space period, and therefore, no performance obligation for the pre-space period exists. The Space Services Contracts were determined to generally only have one performance obligation for the overall space service. The transfer of control of the service to the customer starts when the satellite is in operation and the data service commences. As a result, the Company corrected the consolidated financial statements for the Affected Periods to remove revenue recognized during the pre-space period and recognize revenue over-time utilizing an output measure of progress based on satellite months during its intended service period. In addition to the one performance obligation for the space service, certain Space Services Contracts have additional performance obligations for customers’ material rights to purchase additional satellites

Spire Global, Inc.

Notes to Condensed Consolidated Financial Statements

(In thousands, except shares and per share data, unless otherwise noted)

(Unaudited)

or services in the future at a discounted price, which resulted in the transaction price being allocated to the material rights in addition to the space service performance obligation. Revenue allocated to material rights is recognized over the period of service to which the material right relates or at the time the material right expires. The Company concluded that no change was required to the accounting treatment for costs associated with these contracts as the Company's existing practice of capitalizing satellite costs within property and equipment, the capitalization of costs to obtain the contracts within other current assets, and the related recognition of expense over the expected life of the assets or term of the contracts were appropriate.

For the R&D Services Contracts, the Company determined that its previous revenue recognition practice of revenue recognition on completion of each contractual milestone did not accurately represent the pattern of control transfer for the related intellectual property under the contract. The Company concluded that the pattern of control transfer for the intellectual property occurs over time as the Company performs its research and development activities. Therefore, the Company determined that revenue related to customer-funded research and development arrangements should have been recognized by using an input method based on a cost-to-cost measure of progress over the period from initial design to launch, generally resulting in earlier revenue recognition, as the Company’s performance precedes the related milestone. All costs associated with the R&D Services Contracts were reclassified from research and development to cost of revenue within gross profit on the face of the consolidated statements of operations. In the past, these costs were classified as research and development within operating expenses. The costs for the Company’s internal research and development projects will remain as research and development expense within operating expenses.

As a result of the accounting errors detailed above, revenue, cost of revenue, research and development expense, other expense, income tax provision, accumulated other comprehensive loss, contract assets, contract liabilities, property and equipment, and allowance for current expected credit loss on notes receivable were determined to be incorrect on the Company’s unaudited condensed consolidated balance sheets, unaudited condensed consolidated statements of operations, unaudited condensed consolidated statements of comprehensive loss, unaudited condensed consolidated statements of stockholders' equity and unaudited condensed consolidated statements of cash flows as of March 31, 2024, and for the fiscal quarters ended March 31, 2024 and 2023. These restatements resulted in a reclassification between cash flows from operating activities and from investing activities, but they do not impact cash flows from financing activities or net increase in cash, cash equivalents and restricted cash in the unaudited condensed consolidated statements of cash flows for the fiscal quarters ended March 31, 2024 and 2023. The restatement only impacted net loss and accumulated other comprehensive loss in the unaudited condensed consolidated statements of stockholders’ equity for the fiscal quarters ended March 31, 2024 and 2023.

Other Adjustments

The Company historically incorrectly recorded advances made to vendors for property and equipment in other current assets before clearing it to property and equipment in the condensed consolidated balance sheets. As advances to vendors were included in other current assets, the cash flows associated with these payments were incorrectly reflected in operating activities in the condensed consolidated statements of cash flows. The Company determined that the advances made to vendors for property and equipment should be included in property and equipment. Therefore, advances to vendors were reclassified to property and equipment and the cash flows associated with the advances made were reclassified from operating activities to investing activities in the condensed consolidated statements of cash flows for the applicable Affected Periods.

The Company identified that the cash balances held in certain foreign subsidiaries' accounts were remeasured incorrectly. The incorrect remeasurement impacted (i) the cash balance on the condensed consolidated balance sheets as of March 31, 2024, and (ii) the foreign currency remeasurement loss on the condensed consolidated statements of operations for the three months ended March 31, 2024. The Company corrected the remeasurement of the affected cash balances in the Affected Periods.

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

Unaudited Condensed Consolidated Financial Statements - Restatement Reconciliation Tables

The following tables reflect the impact of the restatement to the specific line items presented in the Company’s previously reported unaudited condensed consolidated financial statements as of March 31, 2024, and for the fiscal quarters ended March 31, 2024 and 2023.

The impact of the restatement to the unaudited condensed consolidated statements of changes in stockholders' equity includes increases of $32,971 and $20,063 in net loss for the three months ended March 31, 2024 and March 31, 2023, respectively, and decreases of $116 and $64 in accumulated other comprehensive loss for the three months ended March 31, 2024, and March 31, 2023, respectively.

The amounts in the "As Previously Reported" columns are amounts derived from the Company's previously filed unaudited condensed consolidated financial statements in the Original Form 10-Q. The amounts in the "Restatement Adjustments" columns present the impact of the following adjustments:

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
•
The impact to income tax provision as a result of the restatement adjustments above,
•
The impact to foreign currency translation gain or loss as a result of the restatement adjustments above, and
•
Other adjustments including balance sheet reclassification of fixed asset advances and customer deposits, statements of operations reclassification of department costs, a vendor dispute settlement, franchise taxes, other state taxes and cash remeasurement adjustments.

The amounts in the "As Restated" columns are the updated amounts including the impacts from the restatement. Financial statement line items and subtotals that were not impacted by the restatement adjustments have been omitted for enhanced clarity.

Spire Global, Inc.

Notes to Condensed Consolidated Financial Statements

(In thousands, except shares and per share data, unless otherwise noted)

(Unaudited)

		As of March 31, 2024
Unaudited Condensed Consolidated Balance Sheet	Notes	As Previously Reported	Restatement Adjustments	As Restated
Cash and cash equivalents	(i)	$51,985	$(254)	$51,731
Contract assets	(ii)	$5,205	$(218)	$4,987
Other current assets	(iii)	$12,241	$(3,116)	$9,125
Total current assets		$93,780	$(3,588)	$90,192
Property and equipment, net	(iv)	$71,853	$(12,253)	$59,600
Other long-term assets, including restricted cash	(v)	$7,503	$198	$7,701
Total assets		$267,972	$(15,643)	$252,329
Contract liabilities, current portion	(vi)	$22,617	$(387)	$22,230
Other accrued expenses	(vii)	$11,309	$(184)	$11,125
Total current liabilities		$41,942	$(571)	$41,371
Contract liabilities, non-current	(viii)	$-	$19,259	$19,259
Deferred income tax liabilities	(ix)	$1,058	$(263)	$795
Other long-term liabilities	(x)	$1,221	$(1,213)	$8
Total liabilities		$182,662	$17,212	$199,874
Accumulated other comprehensive loss	(xi)	$(6,234)	$116	$(6,118)
Accumulated deficit	(xii)	$(427,859)	$(32,971)	$(460,830)
Total stockholders’ equity		$85,310	$(32,855)	$52,455
Total liabilities and stockholders’ equity		$267,972	$(15,643)	$252,329

Description of restatement adjustments in the condensed consolidated balance sheets:

(i)
The $254 decrease in cash and cash equivalents as of March 31, 2024, is related to the cash remeasurement adjustment for cash balances from certain foreign subsidiaries.
(ii)
The $218 decrease in contract assets as of March 31, 2024, is related to adjustments to correct revenue recognition for Space Services and R&D Services Contracts.
(iii)
The $3,116 decrease in other current assets as of March 31, 2024, resulted from a decrease of $1,858 related to advances for fixed assets that have been reclassified from other current assets to other property and equipment and a decrease of $1,258 related to the allowance for current expected credit loss related to the note receivable issued to a customer recorded in other current assets.
(iv)
The $12,253 decrease in property and equipment as of March 31, 2024, resulted from a decrease of $14,111 related to costs for customer-controlled satellites for one specific contract being expensed as cost of revenue rather than capitalized into property and equipment, partially offset by $1,858 of advances for fixed assets that have been reclassified from other current assets to property and equipment instead of other current assets.
(v)
The $198 increase in other long-term assets, including restricted cash as of March 31, 2024, is related to adjustments to long-term contract assets to correct revenue recognition for Space Services and R&D Services Contracts.
(vi)
The $387 decrease in contract liabilities, current portion as of March 31, 2024 is related to the correction of revenue recognition for Space Services and R&D Services Contracts.
(vii)
The $184 decrease in other accrued expenses as of March 31, 2024 resulted from a decrease of $182 related to a customer deposit balance reclassified from other accrued expense to contract liabilities, non-current, and a decrease of $52 from income tax provision change as a result of the revenue adjustments, partially offset by $50 Delaware franchise tax accrual.
(viii)
The $19,259 increase in contract liabilities, non-current as of March 31, 2024 resulted from an increase of $17,864 related to the correction of revenue recognition for Space Services and R&D Services Contracts, an increase of $1,213 from the historical balance of contract liabilities, non-current that was included within other long-term liabilities but now presented in its own line and an increase of $182 from a customer deposit balance reclassified to contract liabilities, non-current.
(ix)
The $263 decrease in deferred income tax liabilities as of March 31, 2024, is related to the impact to income tax provision as a result of the revenue adjustments.
(x)
The $1,213 decrease in other long-term liabilities as of March 31, 2024 represents the contract liabilities, non-current balance that was historically included in other long-term liabilities but is now presented in its own line.

Spire Global, Inc.

Notes to Condensed Consolidated Financial Statements

(In thousands, except shares and per share data, unless otherwise noted)

(Unaudited)

(xi)
The $116 decrease in accumulated other comprehensive loss as of March 31, 2024, is related to the misstatements’ impact on cumulative foreign currency translation loss.
(xii)
The $32,971 increase in accumulated deficit as of March 31, 2024, is related to the cumulative adjustments made in the condensed consolidated statements of operations.

		Three Months Ended March 31, 2024			Three Months Ended March 31, 2023
Unaudited Condensed Consolidated Statements of Operations	Notes	As Previously Reported	Restatement Adjustments	As Restated	As Previously Reported	Restatement Adjustments	As Restated
Revenue	(i)	$25,688	$9,137	$34,825	$24,168	$(951)	$23,217
Cost of revenue	(ii)	$12,546	$13,050	$25,596	$10,360	$3,009	$13,369
Gross profit		$13,142	$(3,913)	$9,229	$13,808	$(3,960)	$9,848
Research and development	(iii)	$9,909	$(3,872)	$6,037	$9,663	$(2,345)	$7,318
General and administrative	(iv)	$9,818	$26	$9,844	$11,770	$53	$11,823
Allowance for current expected credit loss on notes receivable	(v)	$-	$40	$40	$-	$-	$-
Total operating expenses		$25,023	$(3,806)	$21,217	$28,283	$(2,292)	$25,991
Loss from operations		$(11,881)	$(107)	$(11,988)	$(14,475)	$(1,668)	$(16,143)
Foreign exchange (loss) gain	(vi)	$(1,538)	$(248)	$(1,786)	$1,024	$(11)	$1,013
Other (expense) income, net	(vii)	$(551)	$17	$(534)	$(762)	$451	$(311)
Total other income (expense), net		$(13,334)	$(231)	$(13,565)	$(2,929)	$440	$(2,489)
Loss before income taxes		$(25,215)	$(338)	$(25,553)	$(17,404)	$(1,228)	$(18,632)
Income tax (benefit) provision	(viii)	$41	$(50)	$(9)	$269	$(246)	$23
Net loss		$(25,256)	$(288)	$(25,544)	$(17,673)	$(982)	$(18,655)
Basic and diluted net loss per share (1)		$(1.16)	$(0.01)	$(1.17)	$(0.98)	$(0.05)	$(1.03)
Weighted-average shares used in computing basic and diluted net loss per share (1)		21,813,045	-	21,813,045	18,096,363	-	18,096,363

(1) The shares of the Company's common stock and the per share amounts for the three months ended March 31, 2023, have been retroactively adjusted to reflect the 1-for-8 reverse stock split (Note 1).

Description of restatement adjustments in the condensed consolidated statements of operations:

(i)
The $9,137 increase and $951 decrease in revenue for the three months ended March 31, 2024 and March 31, 2023, respectively, are related to the correction of revenue recognition for Space Services and R&D Services Contracts.
(ii)
Adjustments to cost of revenue:
a.
The $13,050 increase in cost of revenue for the three months ended March 31, 2024, resulted from an increase of $9,178 in construction costs and launch costs for customer-controlled satellites for one specific contract being expensed to cost of revenue and an increase of $3,872 of costs associated with R&D Services Contracts being reclassified from research and development expense to cost of revenue.
b.
The $3,009 increase in cost of revenue for the three months ended March 31, 2023 resulted from an increase of $2,345 of costs associated with R&D Services Contracts for one specific contract being reclassified from research and development expense to cost of revenue, an increase of $642 in construction costs and launch costs for customer-controlled satellites being expensed to cost of revenue, and an increase of $22 from the reclassification of supply chain department costs from general and administrative expense to cost of revenue.
(iii)
The $3,872 and $2,345 decreases in research and development expense for the three months ended March 31, 2024 and March 31, 2023, respectively, are related to costs associated with R&D Services Contracts being reclassified from research and development expense to cost of revenue.
(iv)
The $26 increase in general and administrative expenses for the three months ended March 31, 2024 resulted from an increase of $17 from the reclassification of other state taxes from other expense, net and an increase of $9 to adjust for the Delaware franchise tax accrual. The $53 increase in general and administrative expenses for the three months ended March 31, 2023, resulted from an increase of $450 from the reclassification of other state taxes from other expense, net,

Spire Global, Inc.

Notes to Condensed Consolidated Financial Statements

(In thousands, except shares and per share data, unless otherwise noted)

(Unaudited)

partially offset by a decrease of $377 to adjust for the Delaware franchise tax accrual and a decrease of $20 from the reclassification of supply chain department costs from general and administrative expense to cost of revenue.
(v)
The $40 increase in allowance for current expected credit loss on notes receivable for the three months ended March 31, 2024 is related to the additional allowance for current expected credit loss related to a $4,500 note receivable issued to a customer.
(vi)
The $248 and $11 changes in foreign exchange loss for the three months ended March 31, 2024 and March 31, 2023, respectively, are related to the cash remeasurement adjustment for cash balances from certain foreign subsidiaries.
(vii)
The $17 and $451 changes in other (expense) income, net for the three months ended March 31, 2024 and March 31, 2023, respectively, are related to the other state taxes reclassified to general and administrative.
(viii)
The $50 and $246 decreases in income tax provision for the three months ended March 31, 2024 and March 31, 2023, respectively, are related to the impact to income tax provision as a result of the revenue adjustments.

		Three Months Ended March 31, 2024			Three Months Ended March 31, 2023
Unaudited Condensed Consolidated Statements of Comprehensive Loss	Notes	As Previously Reported	Restatement Adjustments	As Restated	As Previously Reported	Restatement Adjustments	As Restated
Net loss		$(25,256)	$(288)	$(25,544)	$(17,673)	$(982)	$(18,655)
Foreign currency translation adjustments	(i)	$(1,747)	$187	$(1,560)	$(1,589)	$(25)	$(1,614)
Comprehensive loss		$(27,005)	$(101)	$(27,106)	$(19,218)	$(1,007)	$(20,225)

Description of restatement adjustments in the condensed consolidated statements of comprehensive loss:

(i)
The $187 foreign currency translation gain and $25 foreign currency translation loss for the three months ended March 31, 2024, and March 31, 2023, respectively, are related to the foreign currency translation impact of consolidated statements of operations adjustments (i) to (iv) above.

		Three Months Ended March 31, 2024			Three Months Ended March 31, 2023
Unaudited Condensed Consolidated Statements of Cash Flows	Notes	As Previously Reported	Restatement Adjustments	As Restated	As Previously Reported	Restatement Adjustments	As Restated
Net loss		$(25,256)	$(288)	$(25,544)	$(17,673)	$(982)	$(18,655)
Other, net	(i)	$(20)	$248	$228	$(110)	$(240)	$(350)
Change in contract assets	(ii)	$624	$(1,266)	$(642)	$(855)	$68	$(787)
Other current assets	(iii)	$392	$7,703	$8,095	$117	$(805)	$(688)
Change in contract liabilities	(iv)	$775	$(7,932)	$(7,157)	$1,259	$895	$2,154
Other accrued expenses	(v)	$973	$30	$1,003	$(548)	$(372)	$(920)
Net cash used in operating activities		$(7,345)	$(1,505)	$(8,850)	$(11,290)	$(1,436)	$(12,726)
Purchase of property and equipment	(vi)	$(8,564)	$1,505	$(7,059)	$(4,649)	$1,436	$(3,213)
Net cash used in investing activities		$(8,684)	$1,505	$(7,179)	$(6,957)	$1,436	$(5,521)
Effect of foreign currency translation on cash, cash equivalents and restricted cash	(vii)	$711	$(246)	$465	$(1,846)	$-	$(1,846)
Cash, cash equivalents and restricted cash - Beginning balance		$29,641	$(8)	$29,633	$47,569	$-	$47,569
Cash, cash equivalents and restricted cash - Ending balance		$52,471	$(254)	$52,217	$47,362	$-	$47,362

Spire Global, Inc.

Notes to Condensed Consolidated Financial Statements

(In thousands, except shares and per share data, unless otherwise noted)

(Unaudited)

Description of restatement adjustments in the condensed consolidated statements of cash flows:

(i)
The $248 and $240 adjustments to change in other, net for the three months ended March 31, 2024 and March 31, 2023, respectively, are related to the impact to income tax provision as a result of the revenue adjustment.
(ii)
The $1,266 and $68 adjustments to change in contract assets for the three months ended March 31, 2024 and March 31, 2023, respectively, are related to the impact to current and non-current balances of contract assets from the correction of revenue recognition for Space Services and R&D Services Contracts.
(iii)
The $7,703 additional decrease in other current assets for the three months ended March 31, 2024 resulted from expensing the $7,585 prepaid launch costs capitalized into other current assets in 2023, a $78 net change in advances for fixed assets balance that was reclassified to property and equipment, and an additional allowance for current expected credit loss of $40 recorded for the $4,500 note receivable. The $805 increase in other current assets for the three months ended March 31, 2023 related to the net change in advances for fixed assets balance that is reclassified to property and equipment.
(iv)
The $7,932 adjustment to change in contract liabilities for the three months ended March 31, 2024 resulted from a $7,860 impact in contract liabilities from the correction of revenue recognition for Space Services and R&D Services Contracts and a $72 change in the customer deposit balance reclassified from other accrued expense to contract liabilities, non-current. The $895 adjustment to change in contract liabilities for the three months ended March 31, 2023 is related to the impact to current and non-current balances of contract liabilities from the correction of revenue recognition for Space Services and R&D Services Contracts.
(v)
The $30 decrease in other accrued expense for the three months ended March 31, 2024 resulted from a decrease of $52 from the impact to income tax provision as a result of the revenue adjustment, partially offset by an increase of $72 for change in the customer deposit balance reclassified to contract liability and an increase of $10 to the Delaware franchise tax accrual. The $372 decrease in other accrued expense for the three months ended March 31, 2023 is related to the Delaware franchise tax accrual.
(vi)
Adjustments to purchase of property and equipment:
a.
The $1,505 decrease in purchase of property and equipment for the three months ended March 31, 2024 resulted from a decrease of $9,074 related to costs incurred to design/build the customer-controlled satellites for one specific contract being expensed rather than capitalized into the Company's property and equipment and a decrease of $16 related to the reclassification of advances for fixed assets, partially offset by an increase of $7,585 from prepaid launch costs for such satellites reclassified into other current assets.
b.
The $1,436 decrease in purchase of property and equipment for the three months ended March 31, 2023 resulted from a decrease of $825 noncash addition to property and equipment from prior period advances that was incorrectly reflected as a cash purchase and a decrease of $611 related to costs incurred to design/build the customer-controlled satellites for one specific contract being expensed rather than capitalized into the Company's property and equipment.
(vii)
The $8 and $254 decreases in cash and cash equivalents as of December 31, 2023 and March 31, 2024, respectively, are related to the cash remeasurement adjustment for cash balances from certain foreign subsidiaries, which resulted in a $246 change in effect of foreign currency translation on cash, cash equivalents and restricted cash for the three months ended March 31, 2024.

3.
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

Results of operations for the three months ended March 31, 2024, are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2024.

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

Liquidity Risks and Uncertainties

The Company has a history of operating losses and negative cash flows from operations since inception. During the three months ended March 31, 2024, net loss was $25,544, cash used in operations was $8,850 and the Company received net proceeds of $9,825 from the Private Placement and $28,056 from the Offering. The Company held cash and cash equivalents of $51,731, excluding restricted cash of $486, and investment in short-term marketable securities of $12,003 as of March 31, 2024.

The Company’s ability to continue as a going concern for the next 12 months from the date of reissuance of these condensed consolidated financial statements is dependent upon its ability to obtain sufficient cash to meet its obligations, including the repayment of all amounts owed pursuant to the Blue Torch Financing Agreement (as amended, and as defined below in Note 7). The Company has failed to meet its leverage ratio and minimum liquidity financial covenants and SEC periodic filing requirement non-financial covenant under the Blue Torch Financing Agreement, and therefore Blue Torch Finance LLC (“Blue Torch”) has the right to accelerate and declare all or any portion of the loans outstanding under the Blue Torch Financing Agreement to be due and payable. Further, upon the filing of the Amended 2023 Form 10-K/A, the Company failed to comply with the non-financial covenant requiring the Company to have a report or opinion of its auditor without an explanatory paragraph expressing substantial doubt about its ability to continue as a going concern. Based on the Company’s current cash and cash equivalents and investment in marketable securities balances and expected future financial results, if the Transactions (as defined below) do not close, the Company will not have sufficient liquidity to continue operations for at least the next twelve months from the reissuance of these condensed consolidated financial statements. Furthermore, the Company will not have sufficient cash to repay the balance of the loans outstanding under the Blue Torch Financing Agreement in the event Blue Torch declares all or any portion of the loans to be due and payable.

The Company entered into a Share Purchase Agreement (the “Purchase Agreement”) with Kpler Holding SA, a Belgian corporation (“Buyer”), pursuant to which the Company agreed to sell its maritime business to Buyer and enter into certain ancillary agreements (the “Transactions”). The maritime business to be sold pursuant to the Transactions does not include any part of the Company’s satellite network or operations. The purchase price to be paid by Buyer to the Company at the closing of the Transactions is a cash payment based upon an enterprise value of $233,500, subject to certain adjustments. The Transactions also include a twelve-month transition service and data provision agreement for $7,500. The Purchase Agreement provides that the closing of the Transactions is subject to the satisfaction or waiver of certain closing conditions set forth in the Purchase Agreement.

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

Kpler removed the matter to the District of Delaware, pursuant to a contract term in the Purchase Agreement promising not to contest removal to that court. The District of Delaware initially selected a March 4 trial date, but on February 26, 2025, the court set a trial date of May 28-30, 2025. There is no assurance as to what action the District of Delaware will take with respect to the proceeding initiated by the Company and there is no assurance as to whether or not the Transactions will be consummated on the terms contemplated or at all. The amount of any damages which may be sought or obtained from Buyer cannot be determined at this time.

The Company intends to use the proceeds from the closing of the Transactions to repay all amounts owed under the Blue Torch Financing Agreement. However, as described above, there is currently no assurance that the Transactions will close or when the Transactions may close. Given the expected delay in the closing of the Transactions, the Company intends to seek additional equity or debt financing (including securities convertible or exchangeable for equity) and may seek waivers of or amendments to contractual obligations, delay, limit, reduce, or terminate certain commercial efforts, or pursue merger, disposition or other strategies, any of which could adversely affect its business, results of operations, and financial condition. There is no assurance that the Company will be successful in achieving any of the foregoing. Due to the Company’s projected cash needs, including amounts owed pursuant to the Blue Torch Financing Agreement and the Company’s breach of its covenants under the Blue Torch Financing Agreement, there is substantial doubt about its ability to continue as a going concern for a period of at least 12 months from the date of reissuance of these condensed consolidated financial statements. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Macroeconomic and Geopolitical

Over the past two years, the Company has been impacted by the macroeconomic environment, such as fluctuations in foreign currencies, increasing interest rates and geopolitical conflicts like the Russian invasion of Ukraine, Israel's war with Hamas and the increased tensions between China and the United States.

The U.S. Dollar exhibited a modest decrease in strength against the local functional currencies of our foreign subsidiaries for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023. This had a marginal positive impact on our revenue, as about one-third of the Company's sales are conducted in foreign currencies. Conversely, it had a marginal unfavorable impact on our expenses, given that a majority of the Company's workforce resides in countries other than the United States.

The macroeconomic environment has caused existing or potential customers to re-evaluate their decision to purchase the Company's offerings, at times resulting in additional customer discounts, extended payment terms, longer sales cycles, and a few contract cancellations.

Increasing interest rates in the three months ended March 31, 2024, compared to the three months ended March 31, 2023, resulted in higher interest expenses, as the Company’s credit facility is based on a floating interest rate. The Russian invasion of Ukraine and the continued conflict created additional global sanctions, which at times caused scheduling shifts or launch cancellations by third-party satellite launch providers and negatively impacted the availability of launch windows and our constellation replenishment efforts.

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

Cash, Cash Equivalents, Marketable Securities and Restricted Cash (As Restated)

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

The following table shows components of cash, cash equivalents, and restricted cash reported on the condensed consolidated balance sheets and in the condensed consolidated statements of cash flows as of the dates indicated:

	March 31,	December 31,
	2024	2023
	(As Restated)
Cash and cash equivalents	$51,731	$29,136
Restricted cash included in Other long-term assets	486	497
	$52,217	$29,633

Concentrations of Credit Risk (As Restated)

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash, cash equivalents and restricted cash, marketable securities, and accounts receivable. The Company typically has cash accounts in excess of Federal Deposit Insurance Corporation insurance coverage limits. The Company has not experienced any losses on such accounts, and management believes that the Company’s risk of loss is remote. The Company has a $4,500 note receivable due from a single

Spire Global, Inc.

Notes to Condensed Consolidated Financial Statements

(In thousands, except shares and per share data, unless otherwise noted)

(Unaudited)

customer. The Company has established a $1,258 allowance of current expected credit loss for this note receivable as of March 31, 2024.

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

The following customers represented 10% or more of the Company’s total revenue for each of the following periods:

	Three Months Ended March 31,
	2024	2023
	(As Restated)	(As Restated)
Customer A (1)	17%	31%
Customer B	28%	*

* Revenue from this customer was less than 10% of total revenue during the period.

(1) Consists of multiple U.S. government agencies, of which one government agencies represented greater than 10% of total revenue for the three months ended March 31, 2023.

Related Parties (As Restated)

In conjunction with the Company's acquisition of exactEarth in November 2021, Myriota Pty Ltd ("Myriota"), an existing Spire customer, became a related party as a result of exactEarth's approximately 13% ownership of Myriota at the time of acquisition. As of March 31, 2024, the Company had 11.5% ownership of Myriota. As of March 31, 2024, and December 31, 2023, $1,876 and $2,216, respectively, of investment in Myriota were included in Other long-term assets, including restricted cash on the condensed consolidated balance sheets. The Company accounts for this investment using the equity method of accounting. The Company's share of earnings or losses on the investment is recorded on a one month lag, due to the timing of receiving financial statements from Myriota, as a component of other expense, net in the condensed consolidated statements of operations. The Company generated $217 and $225 in revenue from Myriota for the three months ended March 31, 2024 and 2023, respectively, and had $52 of accounts receivable from Myriota as of March 31, 2024, and had no accounts receivable from Myriota as of December 31, 2023.

Accounting Pronouncements Recently Adopted

In March 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-01, Leases – Common Control Arrangements (Topic 842), to improve the accounting for amortizing leasehold improvements associated with arrangements between entities under common control. The amendment requires that leasehold improvements be amortized by the lessee over the useful life of the leasehold improvements to the common control group (regardless of the lease term) as long as the lessee controls the use of the underlying asset through a lease. Additionally, leasehold improvements should be accounted for as a transfer between entities under common control through an adjustment to equity when the lessee no longer controls the use of the underlying asset. The amendments in this update are effective for financial statements issued for annual periods beginning after December 15, 2023, with early adoption permitted. The adoption of ASU 2023-01 as of January 1, 2024, did not impact the Company’s condensed consolidated financial statements.

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

Notes to Condensed Consolidated Financial Statements

(In thousands, except shares and per share data, unless otherwise noted)

(Unaudited)

Accounting Pronouncements Not Yet Adopted

In November 2023, the FASB issued ASU 2023-07, Segment Reporting - Improvements to Reportable Segment Disclosures (Topic 280), to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendments enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, provide new segment disclosure requirements for entities within a single reportable segment, and contain other disclosure requirements. The ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted and will be applied retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating the ASU to determine its impact on the Company’s disclosures.

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

4.
Revenue, Contract Assets, Contract Liabilities and Remaining Performance Obligations (As Restated)

Disaggregation of Revenue

Revenue from subscription-based contracts was $18,166, or 52% of total revenue, for the three months ended March 31, 2024, and was $19,600, or 84% of total revenue, for the three months ended March 31, 2023. Revenue from non-subscription-based contracts was $16,659, or 48% of total revenue, for the three months ended March 31, 2024, and was $3,616, or 16% of total revenue, for the three months ended March 31, 2023.

Spire Global, Inc.

Notes to Condensed Consolidated Financial Statements

(In thousands, except shares and per share data, unless otherwise noted)

(Unaudited)

The following revenue disaggregated by geography was recognized:

	Three Months Ended March 31, 2024		Three Months Ended March 31, 2023
	(As Restated)		(As Restated)
Americas (1)	$22,680	65%	$11,680	50%
EMEA(2)	9,959	29%	8,219	35%
Asia Pacific	2,186	6%	3,318	15%
Total	$34,825	100%	$23,217	100%

(1) U.S. represented 34% and 45% for the three months ended March 31, 2024 and 2023, respectively, and Canada represented 30% for the three months ended March 31, 2024.

(2) United Kingdom represented 13% for each of the three months ended March 31, 2023.

Contract Assets

As of March 31, 2024, contract assets were $5,185, of which $4,987 was reported in contract assets, and $198 in other long-term assets, including restricted cash on the Company's condensed consolidated balance sheets. As of December 31, 2023, contract assets were $4,917 which $4,718 was reported in contract assets, and $199 in other long-term assets, including restricted cash on the Company's condensed consolidated balance sheets.

Changes in contract assets for the three months ended March 31, 2024 and 2023 were as follows:

	2024	2023
	(As Restated)	(As Restated)
Balance as of January 1	$4,917	$2,881
Contract assets recorded during the period	4,696	3,548
Reclassified to accounts receivable during the period	(4,399)	(2,765)
Other	(29)	9
Balance as of March 31	$5,185	$3,673

Contract Liabilities

As of March 31, 2024, contract liabilities were $41,489, of which $22,230 was reported in contract liabilities, current portion, and $19,259 was reported in other long-term liabilities on the Company’s condensed consolidated balance sheets. As of December 31, 2023, contract liabilities were $49,101, of which $31,178 was reported in contract liabilities, current portion, and $17,923 was reported in other long-term liabilities on the Company’s condensed consolidated balance sheets.

Changes in contract liabilities for the three months ended March 31, 2024 and 2023 were as follows:

	2024	2023
	(As Restated)	(As Restated)
Balance as of January 1	$49,101	$34,873
Contract liabilities recorded during the period	13,004	9,395
Revenue recognized during the period	(20,317)	(7,261)
Other	(299)	146
Balance as of March 31	$41,489	$37,153

Remaining Performance Obligations

The Company has performance obligations associated with commitments in customer contracts for future services that have not yet been recognized as revenue. These commitments for future services exclude (i) contracts with an original term of one year or less, and (ii) cancellable contracts. As of March 31, 2024, the amount not yet recognized as revenue from these commitments was $203,833.

Spire Global, Inc.

Notes to Condensed Consolidated Financial Statements

(In thousands, except shares and per share data, unless otherwise noted)

(Unaudited)

The Company expects to recognize its remaining performance obligations as of March 31, 2024, over the following periods:

	March 31, 2024
	(As Restated)
1 to 12 months	$72,239	35%
13 to 24 months	34,200	17%
25 to 36 months	27,321	13%
Remaining	70,073	34%
Total	$203,833	100%

5.
Balance Sheet Components (As Restated)

Other current assets consisted of the following:

	March 31,	December 31,
	2024	2023
	(As Restated)
Technology and other prepaid contracts	$2,536	$9,874
Notes receivable	3,344	3,344
Prepaid insurance	956	1,476
Deferred contract costs	541	487
Other receivables	1,520	1,238
Other	228	429
Other current assets	$9,125	$16,848

Property and equipment, net consisted of the following:

	March 31,	December 31,
	2024	2023
	(As Restated)
Satellites in-service	$53,496	$59,751
Internally developed software	2,135	2,138
Ground stations in-service	4,440	4,444
Leasehold improvements	4,069	5,800
Machinery and equipment	5,794	4,787
Computer equipment	1,833	1,908
Computer software and website development	99	99
Furniture and fixtures	1,329	1,336
	73,195	80,263
Less: Accumulated depreciation and amortization	(37,219)	(36,326)
	35,976	43,937
Satellite, launch and ground station work in progress	21,628	16,483
Finished satellites not yet placed in-service	1,996	26
Property and equipment, net	$59,600	$60,446

Depreciation and amortization expense related to property and equipment was $5,957 and $3,037 for the three months ended March 31, 2024 and 2023, respectively.

The Company recorded a $178 loss on decommissioned satellites for the three months ended March 31, 2024. There were no satellites decommissioned or impaired in the three months ended March 31, 2023.

Spire Global, Inc.

Notes to Condensed Consolidated Financial Statements

(In thousands, except shares and per share data, unless otherwise noted)

(Unaudited)

Other accrued expenses consisted of the following:

	March 31,	December 31,
	2024	2023
	(As Restated)
Operating lease liabilities, current	$3,425	$3,506
Warrant liability, current	1,917	—
Professional services	1,359	913
Third-party operating costs	683	1,088
Corporate and sales tax	545	285
Accrued interest	911	853
Software	571	754
Other	1,714	927
Other accrued expenses	$11,125	$8,326

6.
Goodwill and Intangible Assets

The following table summarizes changes in goodwill balance:

Balance at December 31, 2023	$51,155
Impact of foreign currency translation	(1,104)
Balance at March 31, 2024	$50,051

Intangible assets consisted of the following:

	March 31, 2024
	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$22,921	$(4,454)
Developed technology	13,026	(2,533)
Trade names	2,208	(1,030)
Backlog	3,050	(3,050)
Patents	419	(319)
FCC licenses	480	(257)
	$42,104	$(11,643)

	December 31, 2023
	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$23,427	$(4,064)
Developed technology	13,313	(2,312)
Trade names	2,257	(940)
Backlog	3,117	(3,117)
Patents	419	(308)
FCC licenses	480	(249)
	$43,013	$(10,990)

As of March 31, 2024, the weighted-average amortization period for customer relationships and developed technology was 9.7 years, for trade names was 2.7 years, and for patents and FCC licenses was 6.1 years. Amortization expense related to intangible assets was $880 and $878 for the three months ended March 31, 2024 and 2023, respectively.

No impairment charges were recognized for the three months ended March 31, 2024 and 2023. The patents asset balance included $35 and $57 of capitalized patent costs that will begin amortization upon the issuance of an official patent right to the Company as of March 31, 2024 and December 31, 2023, respectively.

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
$30,461

7.
Long-Term Debt

Long-term debt consisted of the following:

	March 31,	December 31,
	2024	2023
Blue Torch term loan	$118,109	$117,996
Other	5,017	5,128
Total long-term debt	123,126	123,124
Less: Debt issuance costs	(8,110)	(9,011)
Non-current portion of long-term debt	$115,016	$114,113

The Company recorded interest expense including amortization of deferred issuance costs from long-term debt of $5,053 and $4,562 for the three months ended March 31, 2024 and 2023, respectively.

As of March 31, 2024, the scheduled principal payments of long-term debt was as follows:

Years ending December 31,
Remainder of 2024	$—
2025	—
2026	118,387
2027	335
2028	335
Thereafter	4,069
Total debt payments	$123,126

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

The Blue Torch Credit Facility is scheduled to mature on June 13, 2026. Subject to certain exceptions, prepayments of principal under the Blue Torch Credit Facility will be subject to early termination fees in the amount of 3.0%, 2.0%, and 1.0% of the principal prepaid if prepayment occurs within the first, second, and third years following the closing date, respectively, plus if prepayment would have occurred on or prior to the first anniversary of the closing date, a make-whole amount equal to the amount of interest that would have otherwise been payable through the maturity date of the Blue Torch Credit Facility.

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

Spire Global, Inc.

Notes to Condensed Consolidated Financial Statements

(In thousands, except shares and per share data, unless otherwise noted)

(Unaudited)

As the Credit Agreement Warrants meet the definition of a derivative, the Company recorded these warrants as liabilities on the condensed consolidated balance sheets at fair value (Note 9) based on the Black-Scholes model as of June 13, 2022 and September 27, 2023 with inputs that include the Company’s Class A common stock price in an actively traded market, making this fair value classified as a Level 2 financial instrument. The other significant assumptions used in the model are the exercise price, expected term, volatility, interest rate, and dividend yield. Subsequent changes in their respective fair values are recognized in the condensed consolidated statements of operations at each reporting date. Changes in the fair value of the warrant liabilities will continue to be recognized until the warrants are exercised, expire, or qualify for equity classification.

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

On April 8, 2024, the Company entered into Amendment No. 3 to Financing Agreement (the “Third Amendment”) with Blue Torch and the Lenders, which amends the Blue Torch Financing Agreement to (i) increase the maximum debt to EBITDA leverage ratio for the monthly periods ending June 30, 2024, July 31, 2024, and August 31, 2024, and to decrease the maximum permitted ratio thereafter, and (ii) amend the minimum liquidity covenant to require liquidity of at least $20,000 at all times, commencing on April 8, 2024, which represents a $10,000 decrease from the requirement in effect immediately prior to the effective date of the Third Amendment. On April 8, 2024, in accordance with the terms of the Third Amendment, the Company made a prepayment to Blue Torch of $10,000 in principal, plus an early termination fee of $200.

Government Loan

In November 2021, the Company completed the Acquisition and assumed an interest free loan agreement with the Strategic Innovation Fund ("SIF") which was recorded at an amount equal to the proceeds received. Under this agreement and subsequent amendment, the Company was eligible to receive funding for certain expenditures incurred from February 13, 2018, to May 12, 2023, up to a maximum of $5,701. The SIF loan agreement of $5,017 and $5,128 was included in long-term debt, non-current on the condensed consolidated balance sheets as of March 31, 2024, and December 31, 2023. Any amount outstanding under this loan is repayable in 15 annual payments beginning February 28, 2026, and has a stated interest rate of zero.

8.
Leases

Lease expenses were $1,157 and $930 for the three months ended March 31, 2024 and 2023, respectively. Aggregate variable lease expenses and short-term lease expenses were $239 and $120 for the three months ended March 31, 2024 and 2023, respectively.

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

Operating cash flows paid were $872 and $230 included in the measurement of operating lease liabilities for the three months ended March 31, 2024 and 2023, respectively, and were included in net cash used in operating activities in the condensed consolidated statements of cash flows. Amortization of ROU assets were $809 and $224 for the three months ended March 31, 2024 and 2023, respectively.

9.
Fair Value Measurement (As Restated)

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

Spire Global, Inc.

Notes to Condensed Consolidated Financial Statements

(In thousands, except shares and per share data, unless otherwise noted)

(Unaudited)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables present the Company’s fair value hierarchy for its financial instruments that are measured at fair value on a recurring basis.

	March 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents:
Money market funds	$10,123	$—	$—	$10,123
	$10,123	$—	$—	$10,123
Marketable securities:
U.S. treasury bills and bonds	$11,018	$—	$—	$11,018
Commercial paper	—	985	—	985
	$11,018	$985	$—	$12,003

Long-term liabilities:
Credit Agreement Warrants	$—	$10,672	$—	$10,672
Securities Purchase Agreement Warrants	—	1,917	—	1,917
Contingent earnout liability	—	—	265	265
	$—	$12,589	$265	$12,854

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents:
Money market funds	$10,114	$—	$—	$10,114
	$10,114	$—	$—	$10,114
Marketable securities:
U.S. treasury bills and bonds	$8,840	$—	$—	$8,840
Commercial paper	—	1,395	—	1,395
U.S. government and agency securities	—	1,491	—	1,491
	$8,840	$2,886	$—	$11,726

Long-term liabilities:
Credit Agreement Warrants	$—	$5,988	$—	$5,988
Contingent earnout liability	—	—	220	220
	$—	$5,988	$220	$6,208

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

Securities Purchase Agreement Warrants

On March 21, 2024, the Company entered into the Purchase Agreement with the Investors, pursuant to which the Company issued and sold in the Offering, (i) an aggregate of 2,142,858 shares of Class A common stock and (ii) Securities Purchase Agreement Warrants exercisable for an aggregate of 2,142,858 shares of Class A common stock to the Investors. Each share of Class A common stock and accompanying Securities Purchase Agreement Warrant to purchase one share of Class A common stock was sold at an offering price of $14.00. The aggregate gross proceeds to the Company from the Offering totaled $30,000 before deducting the placement agent’s fees and related offering expenses. The Securities Purchase Agreement Warrants have an exercise price equal to $14.50 per share of Class A common stock, are exercisable for a term beginning on March 25, 2024, and will expire on July 3, 2024.

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

The following table presents a summary of the changes in the fair value of the Company’s Level 3 financial instruments that are measured at fair value on a recurring basis:

Contingent Earnout Liability
Fair value as of December 31, 2023	$220
Change in fair value of contingent earnout liability	45
Fair value as of March 31, 2024	$265

Cash and Cash Equivalents and Marketable Securities

The following tables summarize the Company's cash, cash equivalents and available-for-sale securities by significant marketable securities category:

	March 31, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash (As Restated)	$41,608	$—	$—	$41,608
Cash equivalents:
Money market funds	10,123	—	—	10,123
	$51,731	$—	$—	$51,731
Marketable Securities:
U.S. treasury bills and bonds	$11,018	$—	$—	$11,018
Commercial paper	986	—	(1)	985
	$12,004	$—	$(1)	$12,003

	December 31, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$19,022	$—	$—	$19,022
Cash equivalents:
Money market funds	10,114	—	—	10,114
	$29,136	$—	$—	$29,136
Marketable Securities:
U.S. treasury bills and bonds	$8,838	$2	$—	$8,840
Commercial paper	1,395	—	—	1,395
U.S. government and agency securities	1,492	—	(1)	1,491
	$11,725	$2	$(1)	$11,726

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

Under the A&R L3Harris Agreement, the Company will pay a 30% share of S-AIS data revenues for the portion of exactEarth annual S-AIS data revenue which is in excess of $16,000. No revenue share was owed to L3Harris under the A&R L3Harris Agreement, with respect to AIS Analytics sales, as of or for the three months ended March, 2024 and 2023. The Company recognized $1,238 and $1,253 in cost of revenue on the condensed consolidated statements of operations for costs incurred to acquire exclusive access rights to data generated from satellites for the three months ended March 31, 2024 and 2023, respectively.

The following table summarizes the operational fees commitment under the A&R L3Harris Agreement, which includes the fixed payment obligations to L3Harris:

Years ending December 31,
Remainder of 2024	$3,225
2025	4,300
2026	4,300
2027	4,300
2028	4,300
Thereafter	11,189
$31,614

Note Receivable (As Restated)

The Company has outstanding a $4,500 note receivable plus accrued interest of $394 issued to a Space Services customer as of March 31, 2024. The note and accrued interest are due in October 2024. The Company is aware that the customer has been using cash in its operations and its available cash is low. Given the customer's financial performance, there is an indication that it will not have sufficient cash available to repay the note when it is due. The customer has announced that it has secured a financing arrangement with its principal shareholder that would provide it sufficient funds to repay the note and the customer has asserted to the Company its intention to repay the note. The Company believes that a loss of the entire principal value and accrued interest is reasonably possible but not probable. The Company recorded a provision for the current expected credit loss of $1,258 as of March 31, 2024.

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

12.
Net Loss per Share (As Restated)

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders:

	Three Months Ended March 31,
	2024	2023
	(As Restated)	(As Restated)
Numerator:
Net loss	$(25,544)	$(18,655)
Denominator:
Weighted-average shares used in computing basic and diluted net loss per share	21,813,045	18,096,363
Basic and diluted net loss per share	$(1.17)	$(1.03)

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

13.
Subsequent Events

On April 8, 2024, the Company entered into the Third Amendment with Blue Torch and the Lenders, which amends the Blue Torch Financing Agreement to (i) increase the maximum debt to EBITDA leverage ratio for the monthly periods ending June 30, 2024, July 31, 2024, and August 31, 2024, and to decrease the maximum permitted ratio thereafter, and (ii) amend the minimum liquidity covenant to require liquidity of at least $20,000 at all times, commencing on April 8, 2024, which represents a $10,000 decrease from the requirement in effect immediately prior to the effective date of the Third Amendment. On April 8, 2024, in accordance with the terms of the Third Amendment, the Company made a prepayment to Blue Torch of $10,000 in principal, plus an early termination fee of $200.

In April 2024, the Company recorded an impairment charge of $3,510 for a decommissioned satellite. The impairment was recognized following the Company's standard operating procedure after communication with the satellite was lost in April 2024 and was unable to be reestablished.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and related notes thereto included in this Quarterly Report on Form 10-Q/A and the audited consolidated financial statements included in the Amended 2023 Form 10-K/A for the year ended December 31, 2023 (the “2023 Form 10-K/A”). This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated by these forward-looking statements as a result of many factors. Factors that could cause or contribute to such differences include those identified below and those discussed in the section titled “Risk Factors” in the 2023 Form 10-K/A.

Our historical results are not necessarily indicative of the results that may be expected for any period in the future.

The following information has been adjusted only to reflect the restatement of our unaudited condensed consolidated financial statements as of March 31, 2024, and for the fiscal quarters ended March 31, 2024 and 2023 described in the “Explanatory Note” at the beginning of this Form 10-Q/A and in Note 2, “Restatement of Previously Issued Financial Statements.” Other than such restatements, the following information is presented as of the filing date of the Original Form 10-Q, does not reflect events occurring after that date, and does not modify or update disclosures in any way other than as required to reflect the restatement as of March 31, 2024, and for the fiscal quarters ended March 31, 2024 and 2023, included in this Form 10-Q/A.

Overview

Spire is a global provider of space-based data, analytics and space services, offering unique datasets and powerful insights about Earth so that organizations can make decisions with confidence in a rapidly changing world. Spire builds, owns, and operates a fully deployed satellite constellation. We believe our constellation is one of the world’s largest “listening” constellations, observing the Earth in real time using radio frequency technology.

The data acquired by our multipurpose satellites provide global weather intelligence, ship and plane movements, and spoofing and jamming detection to better predict how their patterns impact economies, global security, business operations and the environment. We also offer space-as-a-service solutions that empower customers to leverage our established infrastructure to put their business in space. We provide customers these solutions through an application programming interface (“API”) infrastructure.

Spire also offers research and development services (“R&D Services”) to third parties, for the advancement of contracted satellite technologies. In addition to providing research and development services, we grant the counterparty a license to the developed intellectual property.

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

•
Our revenue was $34.8 million, an increase of 50% from the three months ended March 31, 2023.
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

The U.S. Dollar exhibited a modest decrease in strength against the local functional currencies of our foreign subsidiaries for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023. This had a marginal positive impact on our revenue, as about one-third of our sales are conducted in foreign currencies. Conversely, it had a marginal unfavorable impact on our expenses, given that a majority of our workforce resides in countries other than the United States.

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

Increasing interest rates in the three months ended March 31, 2024, compared to the three months ended March 31, 2023, resulted in higher interest expenses, as our credit facility is based on a floating interest rate. The Russian invasion of Ukraine and the continued conflict created additional global sanctions, which at times caused scheduling shifts or launch cancellations by third-party satellite launch providers and negatively impacted the availability of launch windows and our constellation replenishment efforts.

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

Key Factors Affecting Our Performance

We believe that our current and future performance depends on many factors, including, but not limited to, those described below. While these areas present significant opportunity, they also present risks that we must manage to achieve successful results. For additional information about these risks, see the section titled “Risk Factors” in our 2023 Form 10-K/A. If we are unable to address these risks, our business and results of operations could be adversely affected.

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

Our ARR Net Retention Rate was 102% for the three months ended March 31, 2024, and 108% for the three months ended March 31, 2023.

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

Impact of the Solar Cycle on our Assets' Remaining Life

A stronger solar cycle has the potential to impact some of our satellites, accelerating their deorbiting and shortening their useful lives. The solar cycle is the cycle that the Sun’s magnetic field goes through approximately every 11 years. In 2019, National Oceanic and Atmospheric Administration (“NOAA”), NASA, and the International Space Environment Services panel forecasted that Solar Cycle 25 (December 2019 to approximately 2030) would be relatively weak after a relatively weak Solar Cycle 24 (December 2008 to December 2019). Subsequently, NOAA noted that Solar Cycle 24 was the weakest cycle in 100 years with sunspots reaching a maximum of 116 – below the average of 179. In October of 2023, NOAA updated their projection for the strength and duration of Solar Cycle 25, stating that the cycle is expected to be more intense than Cycle 24, and predicting that the peak of the cycle would be earlier, by the end of 2024. A stronger solar cycle may accelerate the deorbiting of our satellites sooner than expected or planned. Our ability to minimize the solar cycle impact, our ability to replenish our existing constellation in a timely manner and the costs associated with these actions may adversely affect our results of operations.

Investment in Growth

We continue investing in growing our business and capitalizing on our market opportunities while balancing the uncertainties from the macroeconomic environment and geopolitical factors. We intend to continue to add headcount to our global sales and marketing teams to acquire new customers and to increase sales to existing customers. We also intend to continue to add headcount as needed to our research and development teams and otherwise invest to improve and innovate our nanosatellite, ground station and data analytics technologies. Our total headcount across all functions increased to 430 employees as of March 31, 2024, from 418 employees as of March 31, 2023. The costs of these investments may adversely affect our results of operations, but we believe that these investments will contribute to our long-term growth.

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

Impact of Foreign Exchange Rates

We report in U.S. Dollars, and the functional currency of our foreign operating subsidiaries is the local currency, including the Euro, the British Pound Sterling, the Singapore Dollar and the Canadian Dollar. The U.S. Dollar exhibited a modest decrease in strength against the local functional currencies of our foreign subsidiaries for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023. The U.S. Dollar's modest decrease had a marginal positive impact on our revenue, as about one-third of our sales are conducted in foreign currencies. Conversely, the decrease in the value of the U.S. Dollar had a marginal unfavorable impact on our expenses, given that a majority of our workforce resides in countries other than the United States. Approximately 24% of our revenues were generated in currencies other than the U.S. Dollar. The financial statements of these subsidiaries are translated into U.S. Dollars using exchange rates in effect at each balance sheet date for assets and liabilities and average exchange rates during the period for revenues and expenses. To the extent we experience significant currency fluctuations, our results of operations may be impacted.

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

The increase in our ARR for the three months ended March 31, 2024, was primarily driven by increasing the amount of ARR business with our existing customers. Our ARR has fluctuated from period to period in the past due in part to the timing of some of our Space Services Contracts, including when engagements start and stop. We expect our ARR to continue to fluctuate from period to period in the future. ARR is a leading indicator and accordingly will tend to outpace the impact on our revenue as we recognize the contract value of various agreements over time.

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

The decrease in each of our ARR Customers and ARR Solution Customers at the dates presented was driven by our move to de-emphasize sales to customers with very low ARR or revenue. We expect this strategy to ultimately increase our ARR and revenue per customer, increase our ARR in total, and reduce our customer count as we drive towards the most efficient use of our resources.

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

Our ARR Net Retention Rate can be impacted from period to period by large increases or decreases in customer contract value and large decreases in contract value from customers that have not renewed their contracts with us. An ARR Net Retention Rate greater than 100% is an indication that we are growing the value of the solutions our customers are purchasing from us at a fiscal period end versus the prior fiscal period end. An ARR Net Retention Rate less than 100% is an indication that the value of the solutions our customers are purchasing from us declined at a fiscal period end versus the prior fiscal period end. Our ARR Net Retention Rate decreased by 6% for the three months ended March 31, 2024, from the applicable prior fiscal period. This decrease was driven primarily by the reduced value of NOAA's RO weather award in the three months ended March 31, 2024, as compared to the value of the corresponding award in the three months ended March 31, 2023.

Components of Results of Operations

Revenue

We derive revenue from providing data, insights and access to our cloud-based technology platform sold on a subscription basis. Some of our customer arrangements include additional performance obligations that encompass the delivery of specific goods, services or intellectual property apart from the ongoing services provided on a subscription basis which may impact the timing of revenue recognition. Additionally, some of our customer arrangements include material rights to receive discounted subscription services in the future, which impacts the timing of revenue recognition.

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

Loss on Decommissioned Satellites. Loss on decommissioned satellites consists of the write-off of the remaining capitalized costs associated with the manufacture and launch of our satellites prior to the end of the satellite’s useful life. We contract with third-party companies to launch, carry and deploy our satellites into space. A loss could result from a third-party launch or deployer failure, a technical failure of the satellite, or the deorbit or decommissioning of a satellite before the end of the satellite’s useful life. A technical failure could include a satellite that is not able to communicate with our network of ground stations or fulfill its intended technical mission for a duration greater than one month. The loss amount is presented net of any insurance proceeds received. Due to the nature of these events, we cannot predict the magnitude or frequency of future satellite deorbit and launch failure losses. We sometimes purchase launch insurance when financially practical, however, the proceeds from these insurance policies will typically only cover a portion of our launch loss. We incurred a $0.2 million loss on decommissioned satellites for the three months ended March 31, 2024 and no loss on decommissioned satellites for the three months ended March 31, 2023.

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

Change in Fair Value of Warrant Liabilities. Change in fair value of warrant liabilities includes mark-to-market adjustments to reflect changes in the fair value of warrant liabilities.

Issuance of Stock Warrants. Issuance of stock warrants includes expense related to the value of the right to purchase company shares.

Foreign Exchange Gain/Loss. Foreign exchange gain/loss consists of the net effect of realized and unrealized foreign currency gains and losses resulting from changes in the currency exchange rates for transactions denominated in non-functional currency relative to each subsidiary's functional currency. We use the local currency as our functional currency for our subsidiaries in Luxembourg, the United Kingdom, Singapore, Australia, Germany, and Canada.

Other Expense, Net. Other expense, net consists primarily of tax credits, grant income, share of equity investment loss, and write-off of certain prepaid assets.

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

Results of Operations (As Restated)

Three Months Ended March 31, 2024, Compared to Three Months Ended March 31, 2023

The following tables set forth selected condensed consolidated statements of operations data for each of the periods indicated:

	Three Months Ended March 31,
(in thousands)	2024	2023
	(As Restated)	(As Restated)
Revenue	$34,825	$23,217
Cost of revenue(1)	25,596	13,369
Gross profit	9,229	9,848
Operating expenses(1):
Research and development	6,037	7,318
Sales and marketing	5,118	6,850
General and administrative	9,844	11,823
Loss on decommissioned satellites	178	—
Allowance for current expected credit loss on notes receivable	40	—
Total operating expenses	21,217	25,991
Loss from operations	(11,988)	(16,143)
Other income (expense):
Interest income	454	565
Interest expense	(5,053)	(4,578)
Change in fair value of contingent earnout liability	(45)	76
Change in fair value of warrant liabilities	(4,202)	746
Issuance of stock warrants	(2,399)	—
Foreign exchange (loss) gain	(1,786)	1,013
Other expense, net	(534)	(311)
Total other expense, net	(13,565)	(2,489)
Loss before income taxes	(25,553)	(18,632)
Income tax (benefit) provision	(9)	23
Net loss	$(25,544)	$(18,655)

(1)
Includes stock-based compensation as follows:

	Three Months Ended March 31,
(in thousands)	2024	2023
	(As Restated)	(As Restated)
Cost of revenue	$61	$77
Research and development	1,018	651
Sales and marketing	675	437
General and administrative	1,874	1,481
Total stock-based compensation	$3,628	$2,646

Revenue (As Restated)

	Three Months Ended March 31,
(dollars in thousands)	2024	2023	% Change
	(As Restated)	(As Restated)
Revenue	$34,825	$23,217	50%

Total revenue increased $11.6 million, or 50%, for the three months ended March 31, 2024, primarily due to increased ARR business with our existing customers, and growth in revenue recognized for Space Services Contracts, partially offset by a decrease in our RO-based revenue primarily from the reduced value of NOAA's RO weather award. Our ARR Customers decreased 11%, to 672 as of March 31, 2024 from 755 as of March 31, 2023. The decrease in ARR Customers was aligned with our stated move to de-emphasize sales to customers with very low ARR or revenue and instead focus on high ARR or revenue customers. Our ARR Net Retention Rate was 102% and 108% for the three months ended March 31, 2024 and 2023, respectively. The decrease in ARR Net Retention Rate was driven primarily by the reduced value of NOAA’s RO weather award during the three months ended March 31, 2024 as compared to the prior year period..

We derived 65% of our revenue from the Americas, 29% of our revenue from Europe, Middle East, Africa (“EMEA”) and 6% of our revenue from Asia Pacific (“APAC”) for the three months ended March 31, 2024. We derived 50% of our revenue from the Americas, 35% of our revenue from EMEA and 15% of our revenue from APAC for the three months ended March 31, 2023. We derived 52% of our revenue from subscription arrangements for the three months ended March 31, 2024, compared to 84% for the three months ended March 31, 2023. The distribution of our revenue can fluctuate significantly from period to period driven primarily by the timing of the non-subscription revenue recognition in our contracts. Revenue from subscription-based contracts was $18.2 million, or 52%, of total revenue, for the three months ended March 31, 2024, and was $19.6 million, or 84%, of total revenue, for the three months ended March 31, 2023.

Cost of Revenue (As Restated)

	Three Months Ended March 31,
(dollars in thousands)	2024	2023	% Change
	(As Restated)	(As Restated)
Total cost of revenue	$25,596	$13,369	91%
Gross profit	9,229	9,848	(6)%
Gross margin	27%	42%	(15)%
Headcount (at end of period) (1)	36	41	(12)%

(1) Includes headcount relating to R&D Services Contracts. R&D Services Contracts expenses are included in Cost of revenue.

Cost of revenue increased $12.2 million, or 91%, primarily driven by an increase in satellite operation expense of $8.9 million, an increase in depreciation expense of $2.9 million, and an increase in other miscellaneous expenses of $0.4 million. The increase in satellite operation expense was driven by recognition of launch costs associated with a Space Services Contract. The increase in depreciation expense was primarily driven by a reset of the estimated useful lives of our satellites to account for the potential impact of increased solar activity related to the current solar cycle.

Gross margin was 27% and 42% for the three months ended March 31, 2024 and 2023, respectively. The decrease was driven primarily by expenses as described above. Our gross margin can fluctuate significantly from period to period driven primarily by the timing of the revenue as well as the timing of our technology investments to support future revenue.

We expect cost of revenue, including depreciation and amortization expenses, third-party operating costs and royalties, and high-powered computing costs, to decrease in absolute dollars during the remainder of the year as accelerated depreciation declines to reflect our constellation replenishment efforts.

Operating Expenses

Operating expenses consist of our research and development, our sales and marketing, and our general and administrative expenses, as well as loss on decommissioned satellites in some periods. As we continue to invest in our growth, we expect our operating expenses to increase in absolute dollars as revenue grows. However, we expect our operating expenses as a percentage of revenue to decrease over time.

Research and Development (As Restated)

	Three Months Ended March 31,
(dollars in thousands)	2024	2023	% Change
	(As Restated)	(As Restated)
Research and development	$6,037	$7,318	(18)%
Percentage of total revenue	17%	32%
Headcount (at end of period) (1)	232	211	10%

(1) Includes headcount relating to R&D Services Contracts. R&D Services Contracts expenses are included in Cost of revenue.

Research and development expenses decreased $1.3 million, or 18%, primarily driven by a decrease in personnel costs of $1.8 million, partially offset by an increase in professional services fees of $0.2 million, an increase in software expenses of $0.2 million, and an increase in other miscellaneous operating expenses of $0.1 million. The decrease in personnel costs was driven by increased work related to R&D Services Contracts during the period, which causes a greater proportion of costs to be allocated to cost of revenue. The increase in professional services fees and software expenses was driven by additional technical resources required to support new development processes and capabilities.

We expect research and development expenses to increase in absolute dollars in future periods primarily due to higher headcount as we continue to invest in the development of our solutions offerings and new technologies. However, we expect research and development expenses to decrease as a percentage of revenue in future periods as our revenue growth exceeds our increase in research and development spend.

Sales and Marketing

	Three Months Ended March 31,
(dollars in thousands)	2024	2023	% Change
Sales and marketing	$5,118	$6,850	(25)%
Percentage of total revenue	15%	30%
Headcount (at end of period)	70	80	(13)%

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

General and Administrative (As Restated)

	Three Months Ended March 31,
(dollars in thousands)	2024	2023	% Change
	(As Restated)	(As Restated)
General and administrative	$9,844	$11,823	(17)%
Percentage of total revenues	28%	51%
Headcount (at end of period)	92	86	7%

General and administrative expenses decreased $2.0 million, or 17%, primarily driven by a decrease in severance expenses of $1.0 million, a decrease in bonus expenses of $0.7 million, and a reduction in insurance costs of $0.4 million, partially offset by an increase in other miscellaneous operating expenses of $0.1 million. The decrease in bonus expenses was driven by lower bonus accruals for management. The decrease in business insurance costs was driven by an improvement in annual rates particularly on directors and officers insurance.

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

*Not Meaningful

We recognized a non-cash expense of $0.2 million on decommissioned satellites prior to the ends of their useful lives for the three months ended March 31, 2024. There were no satellites decommissioned or impaired in the three months ended March 31, 2023.

Due to the nature of these events, we cannot predict the magnitude or frequency of future decommissioning losses. While we sometimes purchase launch insurance when financially practical, the proceeds from these policies will typically only cover a portion of our loss in the event of an unplanned satellite deorbit or launch failure.

Allowance for Current Expected Credit Loss on Notes Receivable (As Restated)

	Three Months Ended March 31,
(dollars in thousands)	2024	2023	% Change
Allowance for current expected credit loss on notes receivable	$40	$—	*
Percentage of total revenues	—%	—%	*

We recognized expense of $0.04 million to reserve for a current expected credit loss on a note receivable issued to a Space Services customer for the three months ended March 31, 2024. There were no such reserves for current expected credit losses in the three months ended March 31, 2023.

Other Income (Expense) (As Restated)

	Three Months Ended March 31,
(dollars in thousands)	2024	2023	% Change
	(As Restated)	(As Restated)
Interest income	$454	$565	(20)%
Interest expense	$(5,053)	$(4,578)	10%
Change in fair value of contingent earnout liability	$(45)	$76	(159)%
Change in fair value of warrant liabilities	$(4,202)	$746	(663)%
Issuance of stock warrants	$(2,399)	$—	*
Foreign exchange (loss) gain	$(1,786)	$1,013	(276)%
Other expense, net	$(534)	$(311)	72%

*Not Meaningful

Interest income decreased by $0.1 million driven by lower short-term marketable securities available for investments.

Interest expense increased by $0.5 million, or 10%, for the three months ended March 31, 2024, primarily due to incurring higher interest and amortized debt issuance costs associated with our Blue Torch Finance LLC (“Blue Torch”) term loan.

Change in fair value of contingent earnout liability was an immaterial loss for the three months ended March 31, 2024 compared to a gain of $0.1 million for the three months ended March 31, 2023, a reduction of 159%. The loss in three months ended March 31, 2024 was primarily due to the increase in the fair value of the liability driven by appreciation of the underlying stock price in the period. The gain in the prior period was primarily driven by the decrease in the fair value of the liability due to the decline in the underlying stock price during the period. For additional information, see Notes 2 and 8 to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q/A and Notes 2 and 8 to our consolidated financial statements included in our 2023 Form 10-K/A.

Change in fair value of warrant liabilities was a loss of $4.2 million for the three months ended March 31, 2024, compared to a gain of $0.7 million for the three months ended March 31, 2023, a reduction of 663%. The $4.2 million loss in the three months ended March 31, 2024 was primarily due to the appreciation of the underlying stock valuation for the warrants issued to Blue Torch and subsequently amended in July 2023.

Issuance of stock warrants was a net loss of $2.4 million for the three months ended March 31, 2024, compared to no such expense for the three months ended March 31, 2023. In March 2024, we entered into a definitive Securities Purchase Agreement with institutional investors that included the issuance of stock warrants.

We recognized a foreign exchange loss of $1.8 million for the three months ended March 31, 2024, compared to a foreign exchange gain of $1.0 million for the three months ended March 31, 2023. The $1.8 million loss for the three months ended March 31, 2024, was primarily due to the remeasurement of intercompany balances denominated in U.S. Dollars between our Luxembourg entity and the U.S. The strengthening of the U.S. Dollar for the period ended March 31, 2024, relative to the Euro at December 31, 2023, triggered the remeasurement and unrealized losses. The gain of $1.0 million for the three months ended March 31, 2023, was a consequence of the U.S. Dollar weakening during the current period relative to the local functional currencies of our subsidiaries outside the U.S. The driver was unrealized foreign exchange gains related to intercompany balances denominated in U.S. Dollars owed from Luxembourg to our U.S. entities.

Other expense, net was a loss of $0.5 million for the three months ended March 31, 2024, an increase of 72% relative to the three months ended March 31, 2023, primarily driven by loss on asset disposal of $0.2 million.

Income Tax Provision (As Restated)

	Three Months Ended March 31,
(dollars in thousands)	2024	2023	% Change
	(As Restated)	(As Restated)
Income tax (benefit) provision	$(9)	$23	(139)%

Income tax provision decreased an immaterial amount primarily due to the research and development expenditure deduction in our U.K. subsidiary.

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

•
Loss on decommissioned satellites. We exclude loss on decommissioned satellites because if there was no loss, the expense would be accounted for as depreciation and would also be excluded as part of our EBITDA calculation.
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
•
Adjusted EBITDA. We define Adjusted EBITDA as earnings before interest, taxes, depreciation and amortization, further adjusted for any loss on decommissioned satellites, launch failure and decommissioning, change in fair value of warrant liabilities, change in fair value of contingent earnout liability, other (expense) income, net, stock-based compensation, loss on extinguishment of debt, foreign exchange gain/loss, other acquisition accounting amortization, mergers and acquisition related expenses, and other unusual costs. We believe Adjusted EBITDA can be useful in providing an understanding of the underlying results of operations and trends, an enhanced overall understanding of our financial performance and prospects for the future. While Adjusted EBITDA is not a recognized measure under GAAP, management uses this financial measure to evaluate and forecast business performance. Adjusted EBITDA is not intended to be a measure of liquidity or cash flows from operations or a measure comparable to net income as it does not take into account certain requirements, such as capital expenditures and related depreciation, principal and interest payments, and tax payments. Adjusted EBITDA is not a presentation made in accordance with GAAP, and our use of the term Adjusted EBITDA may vary from the use of similarly titled measures by others in our industry due to the potential inconsistencies in the method of calculation and differences due to items subject to interpretation.
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

The following table outlines the reconciliation from net loss to Adjusted EBITDA for the periods indicated:

	Three Months Ended March 31,
(in thousands)	2024	2023
	(As Restated)	(As Restated)
Net loss	$(25,544)	$(18,655)
Depreciation & amortization	6,837	3,916
Interest, net	4,599	4,013
Taxes	(9)	269
EBITDA	(14,117)	(10,457)
Change in fair value of contingent earnout liability	45	(76)
Change in fair value of warrant liabilities	4,202	(746)
Issuance of stock warrants	2,399	—
Foreign exchange loss (gain)	1,786	(1,013)
Other expense, net	534	311
Stock-based compensation	3,628	2,646
Mergers and acquisition related expenses	—	1,015
Loss on decommissioned satellites	178	—
Other acquisition accounting amortization	170	166
Adjusted EBITDA	$(1,175)	$(8,154)

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
•
Adjusted EBITDA does not reflect income tax payments that may represent a reduction in cash available to us; and
•
Adjusted EBITDA does not reflect the decommissioned satellites deorbit, launch failure and decommissioning and does not reflect the cash capital expenditure requirements for the replacements of lost satellites. While these expenses could occur in a given year, the existence and magnitude of these costs could vary greatly and are unpredictable.

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

Liquidity and Capital Resources

Our principal sources of liquidity to fund our operations are from cash and cash equivalents and marketable securities, which totaled $63.7 million as of March 31, 2024, mainly from net proceeds from borrowings under the Blue Torch Credit Facility (as defined below), proceeds from the Private Placement and Offering (each as defined below), and the sale of common stock under the Equity Distribution Agreement with Canaccord Genuity LLC, as sales agent (the "Equity Distribution Agreement"). Of the $63.7 million total, $51.7 million was in cash and cash equivalents of which approximately $12.8 million was held outside of the United States. The remaining $12.0 million was held in short-term marketable securities, all of which was held in the United

States and which can be converted to cash with minimal transaction costs. These amounts compare to cash and cash equivalents, and marketable securities of $40.9 million as of December 31, 2023, of which $29.1 million was in cash and cash equivalents with $13.7 million held outside of the United States. The remaining $11.7 million was held in short-term marketable securities. The cash and cash equivalent amounts are exclusive of restricted cash which totaled $0.5 million as of each of March 31, 2024, and December 31, 2023.

On February 4, 2024, we entered into a securities purchase agreement for the issuance and sale of 833,333 shares of our Class A common stock to Signal Ocean Ltd at a price of $12.00 per share (the “Private Placement”). The Private Placement closed on February 8, 2024, resulting in gross proceeds to us of $10.0 million.

On March 21, 2024, we entered into a Securities Purchase Agreement with institutional investors (the “Investors”), pursuant to which we issued and sold in a registered direct offering (the “Offering”), (i) an aggregate of 2,142,858 shares of Class A common stock and (ii) warrants exercisable for an aggregate of 2,142,858 shares of Class A common stock ("Securities Purchase Agreement Warrants") to the Investors. Each share of Class A common stock and accompanying Securities Purchase Agreement Warrant to purchase one share of Class A common stock was sold at an offering price of $14.00. The aggregate gross proceeds to us from the Offering totaled $30.0 million before deducting the placement agent’s fees and related offering expenses. The Securities Purchase Agreement Warrants had an exercise price equal to $14.50 per share of Class A common stock, were exercisable for a term beginning on March 25, 2024 and expired on July 3, 2024 with no warrants exercised.

On March 21, 2024, we entered into a placement agency agreement (the “Placement Agency Agreement”) with Alliance Global Partners (“A.G.P” or the “Placement Agent”), pursuant to which we engaged A.G.P as the exclusive placement agent in connection with the Offering. We paid A.G.P a cash fee equal to 6% of the gross proceeds from the sale of shares and Securities Purchase Agreement Warrants to the Investors, or $1.8 million, in March 2024. We agreed to pay a cash fee equal to 4% of the gross exercise price paid in cash with respect to the exercise of the Securities Purchase Agreement Warrants. The par value of the common stock remains $0.001 per share after the Reverse Stock Split. All share and per share information has been retroactively adjusted to reflect the impact of the Reverse Stock Split for applicable periods presented.

Our ability to continue as a going concern for the next 12 months from the date of reissuance of these condensed consolidated financial statements is dependent upon our ability to obtain sufficient cash to meet our obligations, including the repayment of all amounts owed pursuant to the Blue Torch Financing Agreement (as amended, and as defined below), which is scheduled to mature on June 13, 2026. We have failed to meet our leverage ratio and the minimum liquidity financial covenants and SEC periodic filing requirement non-financial covenant under the Blue Torch Financing Agreement, and therefore Blue Torch has the right to accelerate and declare all or any portion of the loans outstanding under the Blue Torch Financing Agreement to be due and payable. Further, upon the filing of our 2023 Form 10-K/A, we failed to comply with the non-financial covenant requiring us to have a report or opinion of our auditor without an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. Based on our current cash and cash equivalents and investment in marketable securities balances and expected future financial results, if the Transactions (as defined below) do not close, we will not have sufficient liquidity to continue operations for at least the next twelve months from the reissuance of the accompanying condensed consolidated financial statements. Furthermore, we will not have sufficient cash to repay the balance of the loans outstanding under the Blue Torch Financing Agreement in the event Blue Torch declares all or any portion of the loan to be due and payable.

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

We intend to use the proceeds from the closing of the Transactions to repay all amounts owed under the Blue Torch Financing Agreement. However, as described above, there is currently no assurance that the Transactions will close or when the Transactions may close. Given the expected delay in the closing of the Transactions, we intend to seek additional equity or debt financing (including securities convertible or exchangeable for equity) and may seek waivers of or amendments to contractual obligations, delay, limit, reduce, or terminate certain commercial efforts, or pursue merger, disposition or other strategies, any of which could adversely affect our business, results of operations, and financial condition. There is no assurance that we will be successful in achieving any of the foregoing. Due to our projected cash needs, including amounts owed pursuant to the Blue Torch Financing Agreement and our breach of our covenants under the Blue Torch Financing Agreement, there is substantial doubt about our ability to continue as a going concern for a period of at least 12 months from the date of reissuance of the accompanying condensed consolidated financial statements. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

For additional information, see Note 7 to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q/A.

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

Cash Flows (As Restated)

The following table summarizes our net cash used in operating activities, net cash used in investing activities, and net cash provided by financing activities for the periods indicated:

	Three Months Ended March 31,
(in thousands)	2024	2023
	(As Restated)	(As Restated)
Net cash used in operating activities	$(8,850)	$(12,726)
Net cash used in investing activities	$(7,179)	$(5,521)
Net cash provided by financing activities	$38,148	$19,886

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

Net cash used in operating activities was $8.9 million for the three months ended March 31, 2024. This reflected our net loss of $25.5 million, adjustments for non-cash items of $19.2 million and a net increase of $2.8 million in net operating assets. Non-cash items primarily consisted of $6.8 million of depreciation and amortization expense, $4.2 million change in fair value of warrant liabilities, $3.6 million of stock-based compensation expense, $2.4 million of issuance of stock warrants expense, $0.9 million of debt issuance amortization costs, $0.8 million of amortization of operating lease right-of-use assets, a $0.4 million loss on decommissioned satellites and impairment of assets, and a $0.2 gain on other, net. Changes in operating assets and liabilities primarily included a $7.1 million decrease in contract liabilities, a $2.6 million increase in accounts receivable, net, a $1.5 million decrease in accounts payable, a $0.9 million decrease in operating lease liabilities, and a $0.6 million increase in contract assets, partially offset by a $8.1 million decrease in other current assets, a $1.0 million increase in other accrued expenses, a $0.5 million decrease in other long-term assets, and a $0.3 million increase in accrued wages and benefits.

Net cash used in operating activities was $12.7 million for the three months ended March 31, 2023. This reflected our net loss of $18.7 million, adjustments for non-cash items of $6.2 million and a net increase of $0.2 million in net operating assets. Non-cash items primarily included $3.9 million of depreciation and amortization expense, $2.6 million of stock-based compensation, $0.6 million of debt issuance amortization costs, and $0.2 million of amortization of operating lease assets, partially offset by a $0.7 million gain on change in fair value of warrant liability, a $0.4 million gain on other, net, and a $0.1 million gain on change in fair value of contingent earnout liability. Changes in operating assets and liabilities primarily included a $0.9 million decrease in other accrued expenses, a $0.8 million increase in contract assets, a $0.7 million increase in other current assets, a $0.6 million decrease in accounts payable, and a $0.2 million decrease in operating lease liabilities, partially offset by a $2.2 million increase in contract liabilities, a $0.4 million decrease in other long-term assets, a $0.3 million increase in accrued wages and benefits, and a $0.1 million decrease in accounts receivable, net.

Cash Flows from Investing Activities (As Restated)

Cash flows from investing activities primarily relate to cash used for business acquisitions, the procurement, development, and deployment of capital assets, including satellites and related launch costs, ground stations, machinery and equipment, furniture, computer equipment and software, and leasehold improvements.

The following table summarizes our net cash used in investing activities relating to capital expenditures by source of spend:

	Three Months Ended March 31,		%
(dollars in thousands)	2024	2023	Change
Spire platform / Infrastructure	$609	$1,354	(55)%
Customer funded (Space Services)	6,450	1,859	247%
Total CapEx	$7,059	$3,213	120%

Net cash used in investing activities was $7.2 million for the three months ended March 31, 2024. This was driven by purchases of $10.9 million in short-term investments and $7.1 million of investment in property and equipment, partially offset by $10.8 million in maturities of short-term investments.

Net cash used in investing activities was $5.5 million for the three months ended March 31, 2023. This was driven by purchases of $13.9 million in short-term investments and $3.2 million of investment in property and equipment, partially offset by $11.6 million in maturities of short-term investments.

Cash Flows from Financing Activities

Cash flows from financing activities relate primarily to net proceeds from the issuance of long-term debt, convertible notes, warrants and Class A common stock.

Net cash provided by financing activities was $38.1 million for the three months ended March 31, 2024. This was driven by $37.9 million of proceeds from securities purchase agreements with Signal Ocean Ltd. and certain institutional investors and $0.3 million of proceeds from exercise of stock options.

Net cash provided by financing activities was $19.9 million for the three months ended March 31, 2023. This was driven by $19.9 million from the Blue Torch term loan that was released from escrow in the quarter.

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

There have been no material changes to our critical accounting policies and estimates as compared to those disclosed in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates" in our Amended 2023 Form 10-K/A.

Accounting Pronouncements Recently Adopted and Not Yet Adopted

See Note 3 to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

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

We have experienced and will continue to experience fluctuations in our net loss as a result of gains or losses related to revaluing certain asset and current liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. We had a loss of $1.8 million and a gain of $1.0 million for the three months ended March 31, 2024 and 2023, respectively. A hypothetical 10% strengthening or weakening of the U.S. Dollar relative to the currencies in which our revenue and expenses are denominated would have resulted in an increase or decrease, respectively, in our pre-tax loss of approximately $0.7 million for the three months ended March 31, 2024.

Interest Rate Sensitivity

As of March 31, 2024, we had cash and cash equivalents totaling $51.7 million, which were held primarily in demand deposit accounts, and $12.0 million in investment in short-term marketable securities. The cash and cash equivalents are held for working capital purposes or strategic investment purposes.

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

Notwithstanding the material weaknesses described below, our management has concluded that our condensed consolidated financial statements for the periods covered by and included in this Quarterly Report are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and fairly present, in all material respects, our financial position, results of operations and cash flows for each of the periods presented herein.

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

i.
We did not design and maintain an effective control environment commensurate with the financial reporting requirements of a public company. Specifically, we lacked a sufficient number of professionals with an appropriate level of internal controls and accounting knowledge, training, and experience to appropriately analyze, record and disclose accounting matters timely and accurately. Additionally, the lack of a sufficient number of professionals resulted in an inability to consistently establish appropriate authorities and responsibilities in pursuit of our financial reporting objectives, as demonstrated by, among other things, insufficient segregation of duties in our finance and accounting functions. This material weakness contributed to the following additional material weaknesses.:
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

Segregation of Duties

During fiscal year 2022, we completed our initial assessment on segregation of duties with assistance from a third-party consulting firm and began our analysis across all processes and locations, including establishing appropriate authorities and responsibilities. During 2022, we designed and implemented controls over the segregation of duties related to journal entries and account reconciliations, including the implementation of automated controls, which replaced previously manual detective controls, designed to prevent the ability for the same person to create and post journal entries in our general ledger system. With the hiring of additional personnel including a senior financial system manager in late 2022, and an accounts receivable specialist and a senior accountant in 2023, we were able to implement additional automated controls and to further segregate the preparation and review of account reconciliations during fiscal year 2023. During the first three months of fiscal year 2024, we implemented accounting software to automate the segregation between the preparation and review of account reconciliations. Additionally, we have reviewed segregation of duties within our key accounting processes and developed a plan to remediate segregation of duties issues.

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

Changes in Internal Control over Financial Reporting

There have been no changes (other than those described above) in our internal control over financial reporting during the fiscal quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Except as disclosed above, we are not currently a party to any legal proceedings that, if determined adversely to us, would, in our opinion, have a material adverse effect on our business, results of operations, financial condition, or cash flows. Future litigation may be necessary to defend ourselves, our partners, and our customers by determining the scope, enforceability, and validity of third-party proprietary rights, or to establish our proprietary rights. The results of any current or future litigation cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.

Item 1A. Risk Factors.

Our operations and financial results are subject to various risks and uncertainties. You should carefully consider the factors described in Part I, Item 1A, "Risk Factors" in the 2023 Form 10-K/A, which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our stock. There have been no material changes to our risk factors included in our 2023 Form 10-K/A. Our business, financial condition, results of operations, or prospects could also be harmed by risks and uncertainties not currently known to us or that we currently do not believe are material.

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

Item 6. Exhibits

The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q/A, or are incorporated herein by reference, in each case as indicated below.

Exhibit Number		Incorporated by Reference
	Description	Form	File No.	Exhibit	Filing Date
3.1	Certificate of Incorporation of Spire Global, Inc.	S-1	333-259733	3.1	September 23, 2021
3.2	Certificate of Amendment to Certificate of Incorporation of Spire Global, Inc., dated August 30, 2023	8-K	001-39493	3.1	August 30, 2023
3.3	Bylaws of Spire Global, Inc.	S-1	333-259733	3.2	September 23, 2021
4.1	Form of Warrant	8-K	001-39493	4.1	March 21, 2024
10.1	Securities Purchase Agreement, dated February 4, 2024, by and among Spire Global, Inc. and Signal Ocean Ltd.	8-K	001-39493	10.1	February 8, 2024
10.2	Securities Purchase Agreement, dated as of March 21, 2024, by and among Spire Global, Inc. and the purchasers party thereto.	8-K	001-39493	10.1	March 21, 2024
10.3	Placement Agency Agreement, dated as of March 21, 2024, by and among Spire Global, Inc. and A.G.P./Alliance Global Partners	8-K	001-39493	1.1	March 21, 2024
10.4	Amendment No. 3 to Financing Agreement, dated as of April 8, 2024, among Spire Global, Inc., Spire Global Subsidiary, Inc., Austin Satellite Design, LLC, Blue Torch Finance LLC and the lenders party thereto.	10-Q	001-39493	10.4	May 15, 2024
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

32.1*	Certifications of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.
104	The cover page from the Company’s Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2024 has been formatted as Inline XBRL

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