Form 10-Q
period 2024-06-30
Spire Global, Inc.
filed 2025-03-03
CIK 1816017

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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
•
failure to complete the Transactions would have a material adverse effect on us;
•
uncertainties associated with the Transactions may result in our losing management and other key personnel, which could adversely affect our business and operations;
•
there is no assurance that we will be able to realize the anticipated benefits from the Transactions;
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

We caution you that the foregoing list may not contain all of the forward-looking statements made in this Quarterly Report on Form 10-Q. You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations, and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors, including those described in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K/A for the year ended December 31, 2023, and in Part II, Item 1A “Risk Factors” of this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. We cannot assure you that the results, events, and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.

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

PART I—FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

Spire Global, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	June 30,	December 31,
	2024	2023
Assets
Current assets
Cash and cash equivalents	$23,528	$29,136
Marketable securities	22,271	11,726
Accounts receivable, net (including allowance of $406 and $586 as of June 30, 2024 and December 31, 2023, respectively)	12,423	9,911
Contract assets	3,963	4,718
Other current assets	9,133	16,848
Total current assets	71,318	72,339
Property and equipment, net	60,023	60,446
Operating lease right-of-use assets	13,454	14,921
Goodwill	49,550	51,155
Customer relationships	17,809	19,363
Other intangible assets	11,484	12,660
Other long-term assets, including restricted cash	7,190	8,380
Total assets	$230,828	$239,264
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$7,529	$8,012
Accrued wages and benefits	1,687	1,829
Long-term debt, current portion	101,012	—
Contract liabilities, current portion	21,203	31,178
Other accrued expenses	8,532	8,326
Total current liabilities	139,963	49,345
Long-term debt	4,854	114,113
Contract liabilities, non-current	21,292	17,923
Contingent earnout liability	1,452	220
Deferred income tax liabilities	784	804
Warrant liability	10,350	5,988
Operating lease liabilities, net of current portion	11,791	13,079
Other long-term liabilities	8	8
Total liabilities	190,494	201,480
Commitments and contingencies (Note 9)
Stockholders’ equity
Common stock, $0.0001 par value, 1,000,000,000 Class A and 15,000,000 Class B shares authorized, 24,775,949 Class A and 1,507,325 Class B shares issued and outstanding at June 30, 2024; 21,097,351 Class A and 1,507,325 Class B shares issued and outstanding at December 31, 2023	3	2
Additional paid-in capital	524,567	477,624
Accumulated other comprehensive loss	(6,847)	(4,556)
Accumulated deficit	(477,389)	(435,286)
Total stockholders’ equity	40,334	37,784
Total liabilities and stockholders’ equity	$230,828	$239,264

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Spire Global, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
		(As Restated)		(As Restated)
Revenue	$25,399	$28,065	$60,224	$51,282
Cost of revenue	14,488	15,245	40,084	28,614
Gross profit	10,911	12,820	20,140	22,668
Operating expenses:
Research and development	7,517	7,655	13,554	14,973
Sales and marketing	5,168	6,729	10,286	13,579
General and administrative	10,009	10,718	19,853	22,541
Loss on decommissioned satellites	529	472	707	472
Allowance for current expected credit loss on notes receivable	40	—	80	—
Total operating expenses	23,263	25,574	44,480	51,565
Loss from operations	(12,352)	(12,754)	(24,340)	(28,897)
Other income (expense):
Interest income	571	636	1,025	1,201
Interest expense	(4,773)	(4,709)	(9,826)	(9,287)
Change in fair value of contingent earnout liability	(1,187)	128	(1,232)	204
Change in fair value of warrant liabilities	2,239	357	(1,963)	1,103
Issuance of stock warrants	—	—	(2,399)	—
Foreign exchange (loss) gain	(513)	(486)	(2,299)	527
Other expense, net	(477)	(1,130)	(1,011)	(1,441)
Total other expense, net	(4,140)	(5,204)	(17,705)	(7,693)
Loss before income taxes	(16,492)	(17,958)	(42,045)	(36,590)
Income tax provision	67	414	58	437
Net loss	$(16,559)	$(18,372)	$(42,103)	$(37,027)
Basic and diluted net loss per share(1)	$(0.68)	$(0.99)	$(1.82)	$(2.03)
Weighted-average shares used in computing basic and diluted net loss per share(1)	24,487,484	18,468,949	23,150,265	18,283,958

(1) The shares of the Company's common stock and the per share amounts for the three and six months ended June 30, 2023, have been retroactively adjusted to reflect the 1-for-8 reverse stock split (Note 1)

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Spire Global, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
		(As Restated)		(As Restated)
Net loss	$(16,559)	$(18,372)	$(42,103)	$(37,027)
Other comprehensive (loss) gain:
Foreign currency translation adjustments	(729)	4,357	(2,289)	2,743
Net unrealized (loss) gain on investments (net of tax)	—	(7)	(2)	37
Comprehensive loss	$(17,288)	$(14,022)	$(44,394)	$(34,247)

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Spire Global, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(In thousands, except share amounts)

(Unaudited)

	Common Stock		Additional Paid in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance, March 31, 2024	25,822,914	$3	$519,400	$(6,118)	$(460,830)	$52,455
Release of Restricted Stock Units	380,235	—	—	—	—	—
Issuance of common stock under Employee Stock Purchase Plan	79,903	—	370	—	—	370
Exercise of stock options	222	—	2	—	—	2
Stock compensation expense	—	—	4,795	—	—	4,795
Net loss	—	—	—	—	(16,559)	(16,559)
Foreign currency translation adjustments	—	—	—	(729)	—	(729)
Balance, June 30, 2024	26,283,274	$3	$524,567	$(6,847)	$(477,389)	$40,334

	Common Stock		Additional Paid in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance, December 31, 2023	22,604,676	$2	$477,624	$(4,556)	$(435,286)	$37,784
Release of Restricted Stock Units	584,746	—	—	—	—	—
Issuance of common stock under Employee Stock Purchase Plan	79,903	—	370	—	—	370
Exercise of stock options	37,758		269			269
Stock compensation expense	—	—	8,423	—	—	8,423
Issuance of common stock under Securities Purchase Agreements	2,976,191	1	37,881	—	—	37,882
Net loss	—	—	—	—	(42,103)	(42,103)
Foreign currency translation adjustments	—	—	—	(2,289)	—	(2,289)
Net unrealized loss on investments (net of tax)	—	—	—	(2)	—	(2)
Balance, June 30, 2024	26,283,274	$3	$524,567	$(6,847)	$(477,389)	$40,334

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

	Common Stock		Additional Paid in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares(1)	Amount(1)	Capital	Loss	Deficit	Equity
Balance, March 31, 2023 (As Restated)	19,763,064	$2	$458,697	$(8,478)	$(376,383)	$73,838
Release of Restricted Stock Units	173,156	—	—	—	—	—
Issuance of common stock under Employee Stock Purchase Plan	83,727	—	422	—	—	422
Stock compensation expense	—	—	3,340	—	—	3,340
Issuance of common stock under the Equity Distribution Agreement, net	2,166,389	—	7,866	—	—	7,866
Net loss (As Restated)	—	—	—	—	(18,372)	(18,372)
Foreign currency translation adjustments (As Restated)	—	—	—	4,357	—	4,357
Net unrealized loss on investments (net of tax)	—	—	—	(7)	—	(7)
Balance, June 30, 2023 (As Restated)	22,186,336	$2	$470,325	$(4,128)	$(394,755)	$71,444

	Common Stock		Additional Paid in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares(1)	Amount(1)	Capital	Loss	Deficit	Equity
Balance, December 31, 2022	19,467,183	$2	$455,765	$(6,908)	$(357,728)	$91,131
Release of Restricted Stock Units	434,309	—	—	—	—	—
Issuance of common stock under Employee Stock Purchase Plan	83,727	—	422	—	—	422
Stock compensation expense	—	—	5,986	—	—	5,986
Issuance of common stock under the Equity Distribution Agreement, net	2,166,389	—	7,866	—	—	7,866
Conversion of warrants to common stock	34,728	—	286	—	—	286
Net loss (As Restated)	—	—	—	—	(37,027)	(37,027)
Foreign currency translation adjustments (As Restated)	—	—	—	2,743	—	2,743
Net unrealized gain on investments (net of tax)	—	—	—	37	—	37
Balance, June 30, 2023 (As Restated)	22,186,336	$2	$470,325	$(4,128)	$(394,755)	$71,444

(1) The shares of the Company's common stock have been retroactively adjusted to reflect the 1-for-8 reverse stock split (Note 1).

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Spire Global, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2024	2023
		(As Restated)
Cash flows from operating activities
Net loss	$(42,103)	$(37,027)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	12,489	7,883
Stock-based compensation	8,423	5,986
Amortization of operating lease right-of-use assets	1,798	1,128
Amortization of debt issuance costs	1,800	1,086
Change in fair value of warrant liabilities	1,963	(1,103)
Change in fair value of contingent earnout liability	1,232	(204)
Issuance of stock warrants	2,399	—
Loss on decommissioned satellites and impairment of assets	924	472
Other, net	(148)	(273)
Changes in operating assets and liabilities:
Accounts receivable, net	(2,689)	(6,441)
Contract assets	712	(1,307)
Other current assets	7,656	(1,654)
Other long-term assets	965	774
Accounts payable	(965)	(2,465)
Accrued wages and benefits	(117)	413
Contract liabilities	(6,161)	4,648
Other accrued expenses	275	359
Operating lease liabilities	(1,692)	(890)
Net cash used in operating activities	(13,239)	(28,615)
Cash flows from investing activities
Purchases of short-term investments	(30,147)	(25,845)
Maturities of short-term investments	20,000	28,400
Purchase of property and equipment	(12,585)	(6,653)
Net cash used in investing activities	(22,732)	(4,098)
Cash flows from financing activities
Proceeds from Securities Purchase Agreements, net	37,881	—
Proceeds from long-term debt	—	19,886
Proceeds from issuance of common stock under the Equity Distribution Agreement, net	—	7,866
Payments on long-term debt	(10,113)	—
Proceeds from exercise of stock options	269	—
Proceeds from employee stock purchase plan	370	422
Net cash provided by financing activities	28,407	28,174
Effect of foreign currency translation on cash, cash equivalents and restricted cash	1,947	538
Net decrease in cash, cash equivalents and restricted cash	(5,617)	(4,001)
Cash, cash equivalents and restricted cash
Beginning balance	29,633	47,569
Ending balance	$24,016	$43,568
Supplemental disclosure of cash flow information
Cash paid for interest	$7,643	$7,927
Income taxes paid	$42	$585
Noncash operating, investing and financing activities
Property and equipment purchased but not yet paid	$1,373	$1,742
Right-of-use assets obtained in exchange for lease liabilities	$490	$2,925
Issuance of stock warrants with long-term debt (Note 8)	$—	$286

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Spire Global, Inc.

Notes to Condensed Consolidated Financial Statements

(In thousands, except shares and per share data, unless otherwise noted)

(Unaudited)

1.
Nature of Business

Spire Global, Inc. (“Spire” or the “Company”), founded in August 2012, is a global provider of space-based data and analytics that offers its customers unique datasets and insights about earth from the ultimate vantage point. The Company collects this space-based data through its proprietary constellation of multi-purpose nanosatellites. The Company designs, manufacturers, integrates, and operates its own satellites and ground stations to deliver unique end-to-end comprehensive solutions. The Company offers the following three data solutions to customers: Maritime, Aviation, and Weather and Climate. As a fourth solution, the Company is providing “space-as-a-service” through its Space Services solution.

The Company is headquartered in Vienna, Virginia and has several wholly-owned operating subsidiaries in the United States, United Kingdom, Luxembourg, Singapore, Australia, Germany, and Canada.

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

On September 14, 2022, the Company entered into an Equity Distribution Agreement (the “Equity Distribution Agreement”) with Canaccord Genuity LLC, as sales agent (the “Agent”). In accordance with the terms of the Equity Distribution Agreement, the Company may offer and sell its Class A common stock, having an aggregate offering price of up to $85,000 from time to time through the Agent pursuant to a registration statement on Form S-3, which became effective on September 26, 2022. Under the Equity Distribution Agreement, the Company sold (i) 2,166,389 shares of its Class A common stock during the year ended December 31, 2023 for gross proceeds of $8,235 and (ii) no shares during the six months ended June 30, 2024.

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

On March 21, 2024, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with institutional investors (the “Investors”), pursuant to which the Company issued and sold in a registered direct offering (the “Offering”), (i) an aggregate of 2,142,858 shares of Class A common stock and (ii) warrants exercisable for an aggregate of 2,142,858 shares of Class A common stock (“Securities Purchase Agreement Warrants”) to the Investors. Each share of Class A common stock and accompanying Securities Purchase Agreement Warrant to purchase one share of Class A common stock was sold at an offering price of $14.00. The aggregate gross proceeds to the Company from the Offering totaled $30,000 before deducting the placement agent’s fees and related offering expenses. The Securities Purchase Agreement Warrants had an exercise price equal to $14.50 per share of Class A common stock, were exercisable for a term beginning on March 25, 2024, and expired on July 3, 2024, with no warrants exercised.

On March 21, 2024, the Company entered into a placement agency agreement (the “Placement Agency Agreement”) with Alliance Global Partners (“A.G.P” or the “Placement Agent”), pursuant to which the Company engaged A.G.P as the exclusive placement agent in connection with the Offering. The Company paid A.G.P a cash fee equal to 6% of the gross proceeds from

Spire Global, Inc.

Notes to Condensed Consolidated Financial Statements

(In thousands, except shares and per share data, unless otherwise noted)

(Unaudited)

the sale of shares and Securities Purchase Agreement Warrants to the Investors, or $1,800, in March 2024. The Company agreed to pay a cash fee equal to 4% of the gross exercise price paid in cash with respect to the exercise of the Securities Purchase Agreement Warrants, which are now expired.

The par value of the common stock remains $0.0001 per share after the Reverse Stock Split. All share and per share information has been retroactively adjusted to reflect the impact of the Reverse Stock Split for applicable periods presented.

On November 13, 2024, the Company entered into a Share Purchase Agreement (the “Purchase Agreement”) with Kpler Holding SA, a Belgian corporation (“Buyer”), pursuant to which the Company agreed to sell its maritime business to Buyer and enter into certain ancillary agreements (the “Transactions”). The maritime business to be sold pursuant to the Transactions does not include any part of the Company’s satellite network or operations. The Purchase Agreement provides that the closing of the Transactions is subject to the satisfaction or waiver of certain closing conditions set forth in the Purchase Agreement. Refer to Note 12, Subsequent Events, for detailed discussion.

Restatement of Financial Statements

On March 3, 2025, the Company filed its Annual Report on Form 10-K/A for the year ended December 31, 2023 (the “Form 10-K/A”), which included audited restated consolidated financial statements as of and for the fiscal years ended December 31, 2023, and December 31, 2022, as well as unaudited restated condensed consolidated financial information as of the quarter ends and for the interim periods in the fiscal years ended December 31, 2023 and 2022 (collectively, the “Affected Periods”) to make corrections related to consideration of embedded leases for a contract in its “Space as a Service” business (the “Space Services Contract”), recognition of an allowance for current expected credit losses related to a note receivable issued to a customer, revenue recognition for contracts in its customer-funded or co-funded research and development arrangements (the “R&D Services Contracts,” and together with the Space Services Contracts, the “Space Services and R&D Services Contracts”) and Space Services Contracts, and income statement classification of costs related to R&D Services Contracts. The Form 10-K/A included corrections to the condensed consolidated financial statements for the Affected Periods presented in this Quarterly Report on Form 10-Q. Therefore, the Company has reflected these corrections to the condensed consolidated financial statements for prior periods presented in this Quarterly Report on Form 10-Q. Additionally, prior period amounts in the applicable notes to the condensed consolidated financial statements have been corrected. Refer also to Note 13 of Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q for unaudited restated condensed consolidated financial information for the three and six months ended June 30, 2023.

2.
Summary of Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements and accompanying notes are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and regulations of the U.S. Securities and Exchange Commission (the “SEC") for interim financial reporting.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to rules and regulations applicable to interim financial reporting. The unaudited condensed consolidated financial statements were prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, contain all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of its financial position, results of operations and cash flows for the periods indicated. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included within the Form 10-K/A.

The information as of December 31, 2023, included on the condensed consolidated balance sheets was derived from the Company’s audited consolidated financial statements. All intercompany accounts and transactions have been eliminated in consolidation.

Spire Global, Inc.

Notes to Condensed Consolidated Financial Statements

(In thousands, except shares and per share data, unless otherwise noted)

(Unaudited)

Results of operations for the three and six months ended June 30, 2024, are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2024.

Reverse Stock Split

For the three and six months ended, and as of, June 30, 2023, reported share amounts, including issued and outstanding shares, per share amounts, and reported issued and outstanding warrants and other securities convertible into common stock in these condensed consolidated financial statements and accompanying notes have been retroactively adjusted for the Reverse Stock Split by applying the Reverse Stock Split ratio. The number of authorized shares of common stock was not impacted by the Reverse Stock Split, and therefore has not been retroactively adjusted.

Liquidity Risks and Uncertainties

The Company has a history of operating losses and negative cash flows from operations since inception. During the six months ended June 30, 2024, net loss was $42,103, cash used in operations was $13,239 and the Company received net proceeds of $9,825 from the Private Placement and $28,056 from the Offering. The Company held cash and cash equivalents of $23,528, excluding restricted cash of $488, and investment in short-term marketable securities of $22,271 as of June 30, 2024.

The Company’s ability to continue as a going concern for the next 12 months from the date of issuance of these condensed consolidated financial statements is dependent upon its ability to obtain sufficient cash to meet its obligations, including the repayment of all amounts owed pursuant to the Blue Torch Financing Agreement (as amended, and as defined below in Note 6). The Company has failed to meet its leverage ratio and minimum liquidity financial covenants and SEC periodic filing requirement non-financial covenant under the Blue Torch Financing Agreement, and therefore Blue Torch Finance LLC (“Blue Torch”) has the right to accelerate and declare all or any portion of the loans outstanding under the Blue Torch Financing Agreement to be due and payable. Further, upon the filing of the Form 10-K/A, the Company failed to comply with the non-financial covenant requiring the Company to have a report or opinion of its auditor without an explanatory paragraph expressing substantial doubt about its ability to continue as a going concern. Based on the Company’s current cash and cash equivalents and investment in marketable securities balances and expected future financial results, if the Transactions (as defined below) do not close, the Company will not have sufficient liquidity to continue operations for at least the next twelve months from the issuance of these condensed consolidated financial statements. Furthermore, the Company will not have sufficient cash to repay the balance of the loans outstanding under the Blue Torch Financing Agreement in the event Blue Torch declares all or any portion of the loans to be due and payable.

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

The Company intends to use the proceeds from the closing of the Transactions to repay all amounts owed under the Blue Torch Financing Agreement. However, as described above, there is currently no assurance that the Transactions will close or when the Transactions may close. Given the expected delay in the closing of the Transactions, the Company intends to seek additional equity or debt financing (including securities convertible or exchangeable for equity) and may seek waivers of or amendments to contractual obligations, delay, limit, reduce, or terminate certain commercial efforts, or pursue merger, disposition or other strategies, any of which could adversely affect its business, results of operations, and financial condition. There is no assurance that the Company will be successful in achieving any of the foregoing. Due to the Company’s projected cash needs, including amounts owed pursuant to the Blue Torch Financing Agreement and the Company’s breach of its covenants under the Blue Torch Financing Agreement, there is substantial doubt about its ability to continue as a going concern for a period of at least 12 months from the date of issuance of these condensed consolidated financial statements. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Macroeconomic and Geopolitical

Over the past two years, the Company has been impacted by the macroeconomic environment, such as fluctuations in foreign currencies, increasing interest rates, and geopolitical conflicts like the Russian invasion of Ukraine, Israel's war with Hamas and the increased tensions between China and the United States.

The U.S. Dollar exhibited a modest decrease in strength against the local functional currencies of our foreign subsidiaries for the six months ended June 30, 2024, as compared to the six months ended June 30, 2023. The U.S. Dollar's modest decrease had a marginal positive impact on the Company's revenue, as approximately one-third of the Company's sales are conducted in foreign currencies. Conversely, the decrease in the value of the U.S. Dollar had a marginal unfavorable impact on the Company's expenses, given that a majority of the Company's workforce resides in countries other than the United States.

The macroeconomic environment has caused existing or potential customers to re-evaluate their decision to purchase the Company's offerings, at times resulting in additional customer discounts, extended payment terms, and longer sales cycles.

Increasing interest rates for the six months ended June 30, 2024, compared to the six months ended June 30, 2023, resulted in higher interest expenses as the Company’s credit facility is based on a floating interest rate. The Russian invasion of Ukraine and the continued conflict created additional global sanctions, which caused scheduling shifts or launch cancellations by third-party satellite launch providers, and negatively impacted the availability of launch windows for the Company's constellation replenishment efforts.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities at the dates of the condensed consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Management’s significant estimates include assumptions for revenue recognition, which requires estimates of total costs used in measuring the progress of completion for the cost-based input method, allowance for current expected credit losses, valuation of certain assets and liabilities acquired from the acquisition of exactEarth in November 2021 (the “Acquisition”), realizability of deferred income tax assets, and fair value of equity awards, contingent earnout liabilities, and warrant liabilities. Actual results could differ from those estimates.

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

In November 2023, the Company updated the estimated useful lives for 43 capitalized satellites and related launch costs based on updated de-orbit dates. This change represents a change in accounting estimate and the impact of the change was an increase in loss from continuing operations before income taxes of approximately $1,584, or $0.06 per basic and diluted share, and $4,592 or $0.20 per basic and diluted share, for the three and six months ended June 30, 2024, respectively.

Cash, Cash Equivalents, Marketable Securities, and Restricted Cash

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Restricted cash included in other long-term assets, including restricted cash on the condensed consolidated balance sheets, represents amounts pledged as guarantees or collateral for financing arrangements and lease agreements, as contractually required.

The Company invests in highly rated securities with the primary objective of minimizing the potential risk of principal loss. The Company’s investment policy generally requires securities to be investment-grade and limits the amount of credit exposure to any one issuer. The Company’s investments in marketable debt securities have been classified and accounted for as available-for-sale. The Company classifies its marketable debt securities as either short-term or long-term based on each instrument’s underlying contractual maturity date. Unrealized gains and losses on marketable debt securities classified as available-for-sale are recognized in accumulated other comprehensive loss. Interest on securities classified as available-for-sale is included in interest income on the condensed consolidated statements of operations.

The following table shows components of cash, cash equivalents, and restricted cash reported on the condensed consolidated balance sheets and in the condensed consolidated statements of cash flows as of the dates indicated:

	June 30,	December 31,
	2024	2023
Cash and cash equivalents	$23,528	$29,136
Restricted cash included in Other long-term assets	488	497
	$24,016	$29,633

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash, cash equivalents and restricted cash, marketable securities, and accounts receivable. The Company typically has cash accounts in excess of Federal Deposit Insurance Corporation insurance coverage limits. The Company has not experienced any losses on such accounts and management believes that the Company’s risk of loss is remote. The Company has a $4,500 note receivable and $551 of accrued interest receivables relating to one customer. The Company has established a $1,298 allowance of current expected credit loss for the note receivable and accrued interest receivable as of June 30, 2024.

The Company has a concentration of contractual revenue arrangements with various government agencies. Entities under common control are reported as a single customer. As of June 30, 2024, and December 31, 2023, the Company did not have any customers that accounted for more than 10% of the Company’s total accounts receivable.

Spire Global, Inc.

Notes to Condensed Consolidated Financial Statements

(In thousands, except shares and per share data, unless otherwise noted)

(Unaudited)

The following customers represented 10% or more of the Company’s total revenue for each of the following periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
		(As Restated)		(As Restated)
Customer A(1)	31%	33%	23%	32%
Customer B	*	13%	16%	*

* Revenue from this customer was less than 10% of total revenue during the period.

(1) Consists of multiple U.S. government agencies, of which one government agency represented greater than 10% of total revenue for each of the three and six months ended June 30, 2024 and 2023.

Related Parties

In conjunction with the Company's acquisition of exactEarth in November 2021, Myriota Pty Ltd (“Myriota”), an existing Spire customer, became a related party as a result of exactEarth's approximately 13% ownership of Myriota at the time of acquisition. As of June 30, 2024, the Company had 11.5% ownership of Myriota. The investment in Myriota of $1,556 and $2,216 was included in other long-term assets, including restricted cash on the condensed consolidated balance sheets as of June 30, 2024, and December 31, 2023, respectively. The Company accounts for this investment using the equity method of accounting. The Company's share of earnings or losses on the investment is recorded on a one month lag, due to the timing of receiving financial statements from Myriota, as a component of other expense, net in the condensed consolidated statements of operations. The Company generated $226 and $443 in revenue from Myriota for the three and six months ended June 30, 2024, respectively, and had $54 of accounts receivable, and $180 of contract liabilities, noncurrent from Myriota as of June 30, 2024. The Company generated $238 and $463 in revenue from Myriota for the three and six months ended June 30, 2023, respectively, and had no accounts receivable from Myriota as of December 31, 2023.

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

In August 2023, the FASB issued ASU 2023-05, Business Combinations – Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement. The amendments in this ASU are intended to facilitate consistency in the application of accounting guidance upon the formation of entities qualifying as joint ventures (“JVs”). This ASU generally requires the use of business combinations accounting at the JV formation date, which would result in the contributed assets/liabilities being revalued to fair value and potentially result in the recognition of goodwill and other intangibles on the JV’s financial statements. However, this ASU does not alter the ongoing accounting for the JV’s operations. This guidance is effective for JVs with formation dates on or after January 1, 2025. The adoption of ASU 2023-05 as of January 1, 2024, did not impact the Company’s condensed consolidated financial statements.

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

In March 2024, the SEC adopted final rules under SEC Release No. 33-11275, The Enhancement and Standardization of Climate-Related Disclosures for Investors, which will require registrants to provide certain climate-related information in their annual reports and registration statements. The rules will require disclosure of material climate-related risks, how the board of directors and management oversee and manage such risks, and the actual and potential impact of such risks on the registrant. It will also require disclosure about material climate-related targets and goals, and the financial impact of severe weather events and other natural conditions in the notes to audited financial statements. In April 2024, the SEC voluntarily stayed the final rule as a result of pending legal challenges. The disclosure requirements will apply at the earliest to reports for the Company's fiscal year ended December 31, 2025 (or potentially later depending on the Company's filer status at the time), pending resolution of the stay. The Company is currently evaluating the impact on the Company's disclosures.

In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40). Additionally, in January 2025, the FASB issued ASU 2025-01 to clarify the effective date of ASU 2024-03. The standard provides guidance to expand disclosures related to the disaggregation of income statement expenses. The standard requires, in the notes to the financial statements, disclosure of specified information about certain costs and expenses, which includes purchases of inventory, employee compensation, depreciation and intangible asset amortization included in each relevant expense caption. This guidance is effective for fiscal years beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027, on a retrospective or prospective basis, with early adoption permitted. The Company is assessing the guidance, noting the adoption impacts disclosure only.

3.
Revenue, Contract Assets, Contract Liabilities and Remaining Performance Obligations

Disaggregation of Revenue

Revenue from subscription-based contracts was $19,703 and $37,759, or 78% and 63% of total revenue, for the three and six months ended June 30, 2024, respectively, and was $20,247 and $39,847, or 72% and 78% of total revenue, for the three and six months ended June 30, 2023, respectively. Revenue from non-subscription-based contracts was $5,696 and $22,465, or 22% and 37% of total revenue, for the three and six months ended June 30, 2024, respectively, and was $7,819 and $11,435, or 28% and 22% of total revenue, for the three and six months ended June 30, 2023, respectively.

Spire Global, Inc.

Notes to Condensed Consolidated Financial Statements

(In thousands, except shares and per share data, unless otherwise noted)

(Unaudited)

The following revenue disaggregated by geography, derived from billing addresses, was recognized:

	Three Months Ended June 30, 2024		Six Months Ended June 30, 2024
Americas (1)	$13,880	55%	$36,560	61%
EMEA(2)	9,436	37%	19,395	32%
Asia Pacific	2,083	8%	4,269	7%
Total	$25,399	100%	$60,224	100%

	Three Months Ended June 30, 2023		Six Months Ended June 30, 2023
	(As Restated)		(As Restated)
Americas (1)	$16,559	59%	$28,238	55%
EMEA(2)	8,373	30%	16,592	32%
Asia Pacific	3,133	11%	6,452	13%
Total	$28,065	100%	$51,282	100%

(1)
U.S. represented 49% and 41% of total revenue for the three and six months ended June 30, 2024, respectively, and 43% and 44% of total revenue for the three and six months ended June 30, 2023, respectively. Canada represented 20% and 11% for the six months ended June 30, 2024 and 2023, respectively.
(2)
United Kingdom represented 15% and 11% of total revenue for the three and six months ended June 30, 2024 and United Kingdom represented 12% and 11% of total revenue for the three and six months ended June 30, 2023, respectively.

Contract Assets

As of June 30, 2024, contract assets were $4,161, of which $3,963 was reported in contract assets, and $198 was reported in other long-term assets including restricted cash on the Company's condensed consolidated balance sheets. At December 31, 2023, contract assets were $4,917 of which $4,718 was reported in contract assets, and $199 was reported in other long-term assets, including restricted cash on the Company's condensed consolidated balance sheets.

Changes in contract assets for the six months ended June 30, 2024 and 2023 were as follows:

	2024	2023
		(As Restated)
Balance as of January 1	$4,917	$2,881
Contract assets recorded during the period	3,970	3,752
Reclassified to accounts receivable during the period	(4,685)	(2,445)
Other	(41)	40
Balance as of June 30	$4,161	$4,228

Contract Liabilities

As of June 30, 2024, contract liabilities were $42,495, of which $21,203 was reported in contract liabilities, current portion, and $21,292 was reported in other long-term liabilities on the Company’s condensed consolidated balance sheets. As of December 31, 2023, contract liabilities were $49,101 of which $31,178 was reported in contract liabilities, current portion, and $17,923 was reported in other long-term liabilities on the Company’s condensed consolidated balance sheets.

Changes in contract liabilities for the six months ended June 30, 2024 and 2023 were as follows:

	2024	2023
		(As Restated)
Balance as of January 1	$49,101	$34,873
Contract liabilities recorded during the period	22,821	19,596
Revenue recognized during the period	(29,037)	(14,962)
Other	(390)	173
Balance as of June 30	$42,495	$39,680

Spire Global, Inc.

Notes to Condensed Consolidated Financial Statements

(In thousands, except shares and per share data, unless otherwise noted)

(Unaudited)

Remaining Performance Obligations

The Company has performance obligations associated with commitments in customer contracts for future services that have not yet been recognized as revenue. These commitments for future services exclude (i) contracts with an original term of one year or less, and (ii) cancellable contracts. As of June 30, 2024, the amount not yet recognized as revenue from these commitments was $189,689.

The Company expects to recognize its remaining performance obligations as of June 30, 2024, over the following periods:

	June 30, 2024
1 to 12 months	$62,295	33%
13 to 24 months	32,268	17%
25 to 36 months	26,028	14%
Remaining	69,098	36%
Total	$189,689	100%

4.
Balance Sheet Components

Other current assets consisted of the following:

	June 30,	December 31,
	2024	2023
Technology and other prepaid contracts	$3,012	$9,874
Notes receivable	3,344	3,344
Other receivables	1,376	1,476
Prepaid insurance	424	487
Deferred contract costs	515	1,238
Other	462	429
Other current assets	$9,133	$16,848

Property and equipment, net consisted of the following:

	June 30,	December 31,
	2024	2023
Satellites in-service	$45,453	$59,751
Internally developed software	1,760	2,138
Ground stations in-service	4,439	4,444
Leasehold improvements	5,808	5,800
Machinery and equipment	4,705	4,787
Computer equipment	1,804	1,908
Computer software and website development	99	99
Furniture and fixtures	1,324	1,336
	65,392	80,263
Less: Accumulated depreciation and amortization	(31,610)	(36,326)
	33,782	43,937
Satellite, launch, and ground station work in progress	23,415	16,483
Finished satellites not yet placed in-service	2,826	26
Property and equipment, net	$60,023	$60,446

Depreciation and amortization expense related to property and equipment was $5,447 and $11,404 for the three and six months ended June 30, 2024, respectively. Depreciation and amortization expense related to property and equipment was $3,084 and $6,121 for the three and six months ended June 30, 2023, respectively.

The Company recorded losses of $529 and $707 on decommissioned satellite for the three and six months ended June 30, 2024, respectively. The Company recorded a $472 loss on decommissioned satellite for each of the three and six months ended June 30, 2023.

Spire Global, Inc.

Notes to Condensed Consolidated Financial Statements

(In thousands, except shares and per share data, unless otherwise noted)

(Unaudited)

Other accrued expenses consisted of the following:

	June 30,	December 31,
	2024	2023
Operating lease liabilities, current	$3,423	$3,506
Accrued operating costs	1,145	913
Professional services	862	1,088
Corporate and sales tax	189	285
Accrued interest	912	853
Software	973	754
Other	1,028	927
Other accrued expenses	$8,532	$8,326

5.
Goodwill and Intangible Assets

The following table summarizes changes in goodwill balance:

Balance at December 31, 2023	$51,155
Impact of foreign currency translation	(1,605)
Balance at June 30, 2024	$49,550

Intangible assets consisted of the following:

	June 30, 2024
	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$22,692	$(4,883)
Developed technology	12,896	(2,776)
Trade names	2,186	(1,129)
Patents	419	(326)
FCC licenses	480	(266)
	$38,673	$(9,380)

	December 31, 2023
	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$23,427	$(4,064)
Developed technology	13,313	(2,312)
Trade names	2,257	(940)
Backlog	3,117	(3,117)
Patents	419	(308)
FCC licenses	480	(249)
	$43,013	$(10,990)

As of June 30, 2024, the weighted-average amortization period for customer relationships and developed technology was 9.4 years, for trade names was 2.4 years, and for patents and FCC licenses was 5.9 years. Amortization expense related to intangible assets was $868 and $1,748 for the three and six months ended June 30, 2024, respectively, and $885 and $1,762 for the three and six months ended June 30, 2023, respectively.

No impairment charges were recognized for the three and six months ended June 30, 2024 and 2023. The patents asset balance included $32 and $57 of capitalized patent costs that will begin amortization upon the issuance of an official patent right to the Company as of June 30, 2024 and December 31, 2023, respectively.

Spire Global, Inc.

Notes to Condensed Consolidated Financial Statements

(In thousands, except shares and per share data, unless otherwise noted)

(Unaudited)

As of June 30, 2024, the expected future amortization expense of intangible assets is as follows:

Fiscal year ending December 31,	Future Amortization Expense
Remainder of 2024	$1,733
2025	3,458
2026	3,413
2027	3,004
2028	3,001
Thereafter	14,652
29,261
Capitalized patent costs, unissued	32
$29,293

6.
Long-Term Debt

Long-term debt consisted of the following:

	June 30,	December 31,
	2024	2023
Blue Torch term loan	$—	$117,996
Other	4,854	5,128
Total long-term debt	4,854	123,124
Less: Debt issuance costs	—	(9,011)
Non-current portion of long-term debt	$4,854	$114,113

The Company recorded interest expense, including amortization of deferred issuance costs from long-term debt of $4,772 and $9,825 for the three and six months ended June 30, 2024, respectively, and $4,709 and $9,283 for the three and six months ended June 30, 2023, respectively.

As of June 30, 2024, the scheduled principal payments of long-term debt was as follows:

Fiscal year ending December 31,	Future Principal Payments
Remainder of 2024	$—
2025	—
2026	270
2027	324
2028	324
Thereafter	3,936
Total debt payments	$4,854

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

Spire Global, Inc.

Notes to Condensed Consolidated Financial Statements

(In thousands, except shares and per share data, unless otherwise noted)

(Unaudited)

The $120,000 term loan was available and drawn at closing, of which $19,735 was placed in an escrow account by Blue Torch with such amount to be released upon the Company achieving certain metrics related to annualized recurring revenue and a total annualized recurring revenue leverage ratio. These metrics were achieved and the $19,735 was released from the escrow account and delivered to the Company in February 2023. The term loan accrues interest at a floating rate, to be based, at the Company's election, on either a reference rate or a 3-month Term Secured Overnight Financing Rate (“SOFR”) (subject to a 1.0% floor), plus an interest rate margin of 7.0% for reference rate borrowings and 8.0% for 3-month Term SOFR borrowings, plus an incremental Term SOFR margin of 0.26161%. The Company elected the Term SOFR rate which was 13.6084% as of June 30, 2024. Principal on the term loan is only payable at maturity and interest on the term loan is due and payable quarterly for Term SOFR borrowings. The Company is also required to pay other customary fees and costs in connection with the Blue Torch Credit Facility, including a commitment fee in an amount equal to $2,400 on the closing date, a $250 annual agency fee and an exit fee of $1,800 upon termination of the Blue Torch Financing Agreement.

The Blue Torch Financing Agreement contains customary affirmative covenants and customary negative covenants limiting the Company's ability and the ability of its subsidiaries to, among other things, dispose of assets, undergo a change in control, merge or consolidate, make acquisitions, incur debt, incur liens, pay dividends, repurchase stock, and make investments, in each case subject to certain exceptions. The Company must also comply with a maximum debt to annualized recurring revenue leverage ratio financial covenant tested monthly during the first two years of the Blue Torch Financing Agreement, a maximum debt to EBITDA leverage ratio financial covenant tested monthly during the third and fourth years of the Blue Torch Financing Agreement and a minimum liquidity financial covenant tested at all times.

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

As the Credit Agreement Warrants meet the definition of a derivative, the Company recorded these warrants as liabilities on the consolidated balance sheets at fair value (Note 8) based on the Black-Scholes model as of June 13, 2022, and September 27, 2023, with inputs that include the Company’s Class A common stock price in an actively traded market, making this fair value classified as a Level 2 financial instrument. The other significant assumptions used in the model are the exercise price, expected term, volatility, interest rate, and dividend yield. Subsequent changes in their respective fair values are recognized in the consolidated statements of operations at each reporting date. Changes in the fair value of the warrant liabilities will continue to be recognized until the warrants are exercised, expire, or qualify for equity classification.

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

As the Company was not in compliance with its leverage ratio and minimum liquidity financial covenants and SEC periodic filing requirement non-financial covenant under the Blue Torch Financing Agreement, the balance due was reflected as a current liability in the condensed consolidated balance sheets as of June 30, 2024.

Government Loan

In November 2021, the Company completed the Acquisition and assumed an interest free loan agreement with the Strategic Innovation Fund (“SIF”) which was recorded at an amount equal to the proceeds received. Under this agreement and subsequent amendment, the Company was eligible to receive funding for certain expenditures incurred from February 13, 2018 to May 12, 2023, up to a maximum of $5,701. The SIF loan agreement of $4,854 and $5,128 was included in long-term debt, non-current on the condensed consolidated balance sheets as of June 30, 2024, and December 31, 2023, respectively. Any amount outstanding under this loan is repayable in 15 annual payments beginning February 28, 2026, and has a stated interest rate of zero.

7.
Leases

Lease expenses were $1,168 and $2,325 for the three and six months ended June 30, 2024, respectively, and were $1,034 and $1,965 for the three and six months ended June 30, 2023, respectively. Aggregate variable lease expenses and short-term lease expenses were $363 and $601 for the three and six months ended June 30, 2024, respectively, and were $167 and $287 for the three and six months ended June 30, 2023, respectively.

Spire Global, Inc.

Notes to Condensed Consolidated Financial Statements

(In thousands, except shares and per share data, unless otherwise noted)

(Unaudited)

The following table provides the required information regarding the Company's leases for which the Company is the lessee:

	June 30,	December 31,
	2024	2023
Assets
Right-of-use assets	$13,454	$14,921
Liabilities
Current	$3,423	$3,506
Non-current	11,791	13,079
Total lease liabilities	$15,214	$16,585
Weighted-average remaining lease term (years)	5.0	5.4
Weighted-average discount rate	8%	8%

Approximately 77% of the Company's right-of-use (“ROU”) assets and lease liabilities relate to office facilities leases, with the remaining amounts representing primarily ground station leases.

As of June 30, 2024, the maturity of operating lease liabilities are as follows:

Fiscal year ending December 31,
Remainder of 2024	$2,360
2025	4,280
2026	3,872
2027	2,777
2028	1,848
Thereafter	3,532
Total lease payments	18,669
Less: Interest on lease payments	(3,455)
Present value of lease liabilities	$15,214

Operating cash flows paid included in the measurement of operating lease liabilities were $820 and $1,692 for the three and six months ended June 30, 2024, respectively, and were $660 and $890 for the three and six months ended June 30, 2023, respectively, and were included in net cash used in operating activities in the condensed consolidated statements of cash flows. Amortization of ROU assets was $989 and $1,798 for the three and six months ended June 30, 2024, respectively, and was $904 and $1,128 for the three and six months ended June 30, 2023, respectively.

8.
Fair Value Measurement

The Company follows the guidance in Accounting Standards Codification (“ASC”) 820, “Fair Value Measurement” for its assets and liabilities that are re-measured and reported at fair value at the end of each reporting period.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables present the Company’s fair value hierarchy for its financial instruments that are measured at fair value on a recurring basis.

	June 30, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents:
Money market funds	$10,241	$—	$—	$10,241
	$10,241	$—	$—	$10,241
Marketable securities:
U.S. treasury bills and bonds	$20,274	$—	$—	$20,274
Corporate bonds	—	999	—	999
Commercial paper	—	998	—	998
	$20,274	$1,997	$—	$22,271

Long-term liabilities:
Credit Agreement Warrants	$—	$10,350	$—	$10,350
Contingent earnout liability	—	—	1,452	1,452
	$—	$10,350	$1,452	$11,802

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents:
Money market funds	$10,114	$—	$—	$10,114
	$10,114	$—	$—	$10,114
Marketable securities:
U.S. treasury bills and bonds	$8,840	$—	$—	$8,840
Commercial paper	—	1,395	—	1,395
U.S. government and agency securities	—	1,491	—	1,491
	$8,840	$2,886	$—	$11,726

Long-term liabilities:
Credit Agreement Warrants	$—	$5,988	$—	$5,988
Contingent earnout liability	—	—	220	220
	$—	$5,988	$220	$6,208

Financial Assets

The Company values its Level 1 assets, consisting of money market funds, and U.S. treasury bills and bonds, using quoted prices in active markets for identical instruments.

Financial assets whose fair values that are measured on a recurring basis using Level 2 inputs consist of commercial paper, corporate bonds, and U.S. government and agency securities. The Company measures the fair values of these assets with the help of a pricing service that either provides quoted market prices in active markets for identical or similar securities or uses observable inputs for their pricing without applying significant adjustments.

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

The table below quantifies the significant inputs used for the Credit Agreement Warrants:

	June 30,	December 31,
	2024	2023
Fair value of the Company’s Class A common stock	$10.84	$7.82
Exercise price	$5.44 - 16.08	$5.44 - 16.08
Risk-free interest rate	4.33% - 4.36%	3.88%
Expected volatility factor	93.0%	55.0%
Expected dividend yield	—%	—%
Remaining contractual term (in years)	8.0 - 9.2	8.5 - 9.7

Securities Purchase Agreement Warrants

On March 21, 2024, the Company entered into the Securities Purchase Agreement with the Investors, pursuant to which the Company issued and sold in the Offering, (i) an aggregate of 2,142,858 shares of Class A common stock and (ii) Securities Purchase Agreement Warrants exercisable for an aggregate of 2,142,858 shares of Class A common stock to the Investors. Each share of Class A common stock and accompanying Securities Purchase Agreement Warrant to purchase one share of Class A common stock was sold at an offering price of $14.00. The aggregate gross proceeds to the Company from the Offering totaled $30,000 before deducting the placement agent’s fees and related offering expenses. The Securities Purchase Agreement Warrants had an exercise price equal to $14.50 per share of Class A common stock, were exercisable for a term beginning on March 25, 2024 and expired on July 3, 2024, with no warrants exercised. The warrant liability relating to the Securities Purchase Agreement Warrants was reversed as of June 30, 2024, since the Company's per share market value as of June 30, 2024, was below the exercise price of such warrants.

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

Spire Global, Inc.

Notes to Condensed Consolidated Financial Statements

(In thousands, except shares and per share data, unless otherwise noted)

(Unaudited)

The table below quantifies the significant inputs used for the contingent earnout liability:

	June 30,	December 31,
	2024	2023
Fair value of the Company’s Class A common stock	$10.84	$7.82
Risk-free interest rate	4.69%	4.09%
Expected volatility factor	93.0%	55.0%
Earnout expiration date	August 16, 2026	August 16, 2026

The following table presents a summary of the changes in the fair value of the Company’s Level 3 financial instruments that are measured at fair value on a recurring basis:

Contingent Earnout Liability
Fair value as of December 31, 2023	$220
Change in fair value of contingent earnout liability	1,232
Fair value as of June 30, 2024	$1,452

Cash and Cash Equivalents and Marketable Securities

The following tables summarize the Company's cash, cash equivalents and available-for-sale securities by significant marketable securities category:

	June 30, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$13,287	$—	$—	$13,287
Cash equivalents:
Money market funds	10,241	—	—	10,241
	$23,528	$—	$—	$23,528
Marketable Securities:
U.S. treasury bills and bonds	$20,274	$—	$—	$20,274
Corporate bonds	999	—	—	999
Commercial paper	999	—	(1)	998
	$22,272	$—	$(1)	$22,271

	December 31, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$19,022	$—	$—	$19,022
Cash equivalents:
Money market funds	10,114	—	—	10,114
	$29,136	$—	$—	$29,136
Marketable Securities:
U.S. treasury bills and bonds	$8,838	$2	$—	$8,840
Commercial paper	1,395	—	—	1,395
U.S. government and agency securities	1,492	—	(1)	1,491
	$11,725	$2	$(1)	$11,726

Spire Global, Inc.

Notes to Condensed Consolidated Financial Statements

(In thousands, except shares and per share data, unless otherwise noted)

(Unaudited)

The following table represents amortized cost and estimated fair value of marketable securities, by contractual maturity:

	June 30, 2024
	Amortized Cost	Fair Value
Due in one year or less	$22,272	$22,271

In accordance with the Company's investment policy, investments are placed in investment grade securities with high credit quality issuers, and generally limit the amount of credit exposure to any one issuer. The Company evaluates securities for impairment at the end of each reporting period. The Company did not record any impairment charges related to its available-for-sale securities during the three and six months ended June 30, 2024 and 2023.

9.
Commitments and Contingencies

L3Harris Commitment

In conjunction with the Acquisition, the Company acquired the agreement (the “L3Harris Agreement”) with L3Harris Technologies, Inc. (“L3Harris”) to receive satellite automatic identification system (“S-AIS”) data from the L3Harris AppStar payloads on-board Iridium NEXT Constellation, Iridium's Real-Time, Second-Generation satellite constellation with 58 AppStar payloads. Under the Amended and Restated L3Harris Agreement dated January 21, 2020 (the “A&R L3Harris Agreement”), the Company incurs a fixed fee of $358 per month. The A&R L3Harris Agreement expires on August 7, 2031.

Under the A&R L3Harris Agreement, the Company will pay a 30% share of S-AIS data revenues for the portion of exactEarth annual S-AIS data revenue which is in excess of $16,000. No revenue share was owed to L3Harris under the A&R L3Harris Agreement, with respect to AIS Analytics sales, as of or for the three and six months ended June 30, 2024 and 2023. The Company recognized $1,245 and $2,483 in cost of revenue on the condensed consolidated statements of operations for costs incurred to acquire exclusive access rights to data generated from satellites for the three and six months ended June 30, 2024, respectively, and $1,235 and $2,488 for the three and six months ended June 30, 2023, respectively.

The following table summarizes the operational fees commitment under the A&R L3Harris Agreement, which includes the fixed payment obligations to L3Harris:

Future Payment Obligations
Fiscal year ending December 31,
Remainder of 2024	$2,150
2025	4,300
2026	4,300
2027	4,300
2028	4,300
Thereafter	11,189
$30,539

Note Receivable

The Company has outstanding a $4,500 note receivable plus accrued interest of $551 issued to a Space Services customer as of June 30, 2024. The note and accrued interest were due in October 2024. The Company is aware that the customer has been using cash in its operations and its available cash is low. Given the customer's financial performance, there is an indication that it will not have sufficient cash available to repay the note when it is due. The customer has announced that it has secured a financing arrangement with its principal shareholder that would provide it sufficient funds to repay the note and the customer has asserted to the Company its intention to repay the note. The Company believes that a loss of the entire principal value and accrued interest is reasonably possible but not probable. The Company recorded a provision for the current expected credit loss of $1,298 as of June 30, 2024.

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

10.
Stock-Based Compensation

In connection with the Closing, the Company adopted the 2021 Equity Incentive Plan (the “2021 Plan”) and the 2021 Employee Stock Purchase Plan (the “2021 ESPP”). The number of shares available for issuance under the 2021 Plan is increased on the first day of each fiscal year, beginning on January 1, 2022, in an amount as provided in the 2021 Plan. Pursuant to this automatic increase feature of the 2021 Plan, 1,054,867 shares were added as available for issuance thereunder on January 1, 2024. As of June 30, 2024, 1,318,419 shares were available for issuance under the 2021 Plan.

The number of shares available for issuance under the 2021 ESPP is increased on the first day of each fiscal year, beginning on January 1, 2022, in an amount as provided in the 2021 ESPP. Pursuant to this automatic increase feature of the 2021 ESPP, 210,973 shares were added as available for issuance thereunder on January 1, 2024. As of June 30, 2024, 663,756 shares were available for issuance under the 2021 ESPP.

The following table summarizes stock option activity under our equity compensation plans:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ('000)
			(in years)
Options outstanding as of December 31, 2023	2,198,552	$17.11	5.0
Granted	33,901	$10.17
Exercised	(37,758)	$7.13
Forfeited, canceled, or expired	(192,908)	$21.78
Options outstanding as of June 30, 2024	2,001,787	$16.74	5.0	$1,438
Vested and expected to vest at June 30, 2024	2,001,787	$16.74	5.0	$1,438
Exercisable at June 30, 2024	1,857,054	$16.44	4.8	$1,416

The aggregate intrinsic value of options exercised was $189 and the cash proceeds from the options exercised was $269 during the six months ended June 30, 2024. There were no options exercised during the six months ended June 30, 2023. The aggregate fair value of options vested was $1,686 and $1,961 during the six months ended June 30, 2024 and 2023, respectively. There were 33,901 and 61,446 options granted during the six months ended June 30, 2024 and 2023, respectively. The weighted-average grant date fair value of such options granted was $5.15 and $2.80 during the six months ended June 30, 2024 and 2023, respectively.

The following table summarizes restricted stock unit ("RSU") activity under the 2021 Plan:

	Number of RSUs	Weighted Average Grant Date Fair Value per Share
Outstanding as of December 31, 2023	1,847,583	$10.17
RSUs granted	2,412,784	$13.17
RSUs vested	(584,746)	$10.97
RSUs forfeited	(799,786)	$13.35
Outstanding as of June 30, 2024	2,875,835	$11.64

Spire Global, Inc.

Notes to Condensed Consolidated Financial Statements

(In thousands, except shares and per share data, unless otherwise noted)

(Unaudited)

For RSUs with service-based vesting conditions, the fair value is calculated based upon the Company’s closing stock price on the date of grant, and the stock-based compensation expense is recognized over the applicable grant vesting term, generally three to four years.

As of June 30, 2024, there was $28,520 of total unrecognized compensation expense related to options and RSUs expected to be recognized over a weighted average period of 1.8 years.

The following table summarizes the components of total stock-based compensation expense based on roles and responsibilities of the employees within the condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cost of revenue	$63	$48	$124	$125
Research and development	1,210	902	2,228	1,553
Sales and marketing	944	619	1,619	1,056
General and administrative	2,578	1,771	4,452	3,252
	$4,795	$3,340	$8,423	$5,986

11.
Net Loss per Share

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
		(As Restated)		(As Restated)
Numerator:
Net loss	$(16,559)	$(18,372)	$(42,103)	$(37,027)
Denominator:
Weighted-average shares used in computing basic and diluted net loss per share	24,487,484	18,468,949	23,150,265	18,283,958
Basic and diluted net loss per share	$(0.68)	$(0.99)	$(1.82)	$(2.03)

The Company has two classes of common stock, Class A and Class B. Class B common stock has no economic rights, and therefore, has been excluded from the computation of basic and diluted net loss per share. Potentially dilutive securities have been excluded from the computation of diluted net loss per share as the effect would reduce net loss per share. Therefore, the weighted-average number of common shares outstanding used to calculate both basic and diluted net loss per share is the same.

The Company excluded the following potential shares of Class A common stock, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share for the three and six months ended June 30, 2024 and 2023, because including them would have had an anti-dilutive effect:

	Three and Six Months Ended June 30,
	2024	2023
Stock options and 2021 ESPP	2,015,824	2,392,677
RSUs	2,875,835	1,877,874
Credit Agreement Warrants	1,058,940	461,860
	5,950,599	4,732,411

12.
Subsequent Events

On August 27, 2024, the Company entered into Waiver and Amendment No. 4 to Financing Agreement (the “Fourth Amendment”) with Blue Torch and the Lenders, which amends the Blue Torch Financing Agreement, to (i) waive events of default under the Blue Torch Financing Agreement arising out of the maximum debt to EBITDA leverage ratio being greater than the ratio permitted by the Blue Torch Financing Agreement and the failure to deliver the financial statements for the fiscal quarter ended June 30, 2024 required by the Blue Torch Financing Agreement, (ii) amend the financial covenants in the Blue Torch Financing Agreement to provide immediate covenant relief from the leverage ratios set forth in the Blue Torch Financing Agreement and extend the duration of the annualized recurring revenue (ARR) leverage ratio through December 31, 2024, and (iii) provide for a fourth amendment fee. The fourth amendment fee is in an amount equal to three and a half percent (3.50%) of the aggregate outstanding principal balance of the term loans on the effective date of the Fourth Amendment, bears interest from the date of the Fourth Amendment at Adjusted Term SOFR for a 3-month interest period plus the applicable margin under the Blue Torch Financing Agreement, and shall be paid-in-kind and added to the principal balance of the term loans. On August 27, 2024, in accordance with the terms of the Fourth Amendment, the Company made a prepayment to Blue Torch of $10,000 in principal, plus an early termination fee of $100.

On November 13, 2024, the Company entered into the Purchase Agreement with Buyer, pursuant to which the Company agreed to complete the Transactions. The maritime business to be sold pursuant to the Transactions does not include any part of the Company’s satellite network or operations. The purchase price to be paid by Buyer to the Company at the closing of the Transactions is a cash payment based upon an enterprise value of $233,500, subject to certain adjustments. The Transactions also include a twelve-month transition service and data provision agreement for $7,500. The Purchase Agreement provides that the closing of the Transactions is subject to the satisfaction or waiver of certain closing conditions set forth in the Purchase Agreement.

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

13.
Restatement of Quarterly Financial Information

The following tables present the effect of the restatement on the Company's previously reported: unaudited condensed consolidated statements of operations and condensed consolidated statements of comprehensive loss for the three and six months ended June 30, 2023 and unaudited condensed consolidated statements of cash flows for the six months ended June 30, 2023. The values as previously reported were derived from the previously filed Quarterly Reports on Form 10-Q for the period ended June 30, 2023.

		Three Months Ended June 30, 2023			Six Months Ended June 30, 2023
Unaudited Condensed Consolidated Statements of Operations	Notes	As Previously Reported	Restatement Adjustments	As Restated	As Previously Reported	Restatement Adjustments	As Restated
Revenue	(i)	$26,493	$1,572	$28,065	$50,661	$621	$51,282
Cost of revenue	(ii)	$9,633	$5,612	$15,245	$19,993	$8,621	$28,614
Gross profit		$16,860	$(4,040)	$12,820	$30,668	$(8,000)	$22,668
Research and development	(iii)	$9,752	$(2,097)	$7,655	$19,415	$(4,442)	$14,973
General and administrative	(iv)	$10,899	$(181)	$10,718	$22,669	$(128)	$22,541
Total operating expenses		$27,852	$(2,278)	$25,574	$56,135	$(4,570)	$51,565
Loss from operations		$(10,992)	$(1,762)	$(12,754)	$(25,467)	$(3,430)	$(28,897)
Foreign exchange loss	(v)	$(435)	$(51)	$(486)	$589	$(62)	$527
Other (expense) income, net	(vi)	$(1,038)	$(92)	$(1,130)	$(1,800)	$359	$(1,441)
Total other income (expense), net		$(5,061)	$(143)	$(5,204)	$(7,990)	$297	$(7,693)
Loss before income taxes		$(16,053)	$(1,905)	$(17,958)	$(33,457)	$(3,133)	$(36,590)
Income tax provision	(vii)	$213	$201	$414	$482	$(45)	$437
Net loss		$(16,266)	$(2,106)	$(18,372)	$(33,939)	$(3,088)	$(37,027)
Basic and diluted net loss per share (1)		$(0.88)	$(0.11)	$(0.99)	$(1.86)	$(0.17)	$(2.03)
Weighted-average shares used in computing basic and diluted net loss per share (1)		18,468,949	-	18,468,949	18,283,958	-	18,283,958

Description of restatement adjustments in the condensed consolidated statements of operations:

(i)
The $1,572 and $621 increases in revenue for the three months and six months ended June 30, 2023, respectively, are related to the correction of revenue recognition for Space Services and R&D Services Contracts.
(ii)
Adjustments to cost of revenue:
a.
The $5,612 increase in cost of revenue for the three months ended June 30, 2023 resulted from an increase of $3,456 from construction costs for customer-controlled satellites for one specific contract being expensed to cost of revenue rather than capitalized into property and equipment, an increase of $2,097 from costs associated with R&D Services Contracts being reclassified from research and development expense to cost of revenue a, and an increase of $59 from the reclassification of supply chain department costs from general and administrative expense to cost of revenue.
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
(iii)
The $2,097 and $4,442 decreases in research and development expense for the three months and six months ended June 30, 2023, respectively, are related to costs associated with R&D Services Contracts being reclassified from research and development expense to cost of revenue.
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
b.
The $128 decrease in general and administrative for the six months ended June 30, 2023 resulted from a decrease of $408 for the Delaware franchise tax accrual and reclassification and a decrease of $79 for the supply chain department costs reclassified to cost of revenue, partially offset by an increase of $359 for the other state taxes reclassified from other expense, net.
(v)
The $51 and $62 decreases in foreign exchange losses for the three months and six months ended June 30, 2023, respectively, are related to the correction of revenue and cash remeasurement adjustment.

(vi)
The $92 and $359 change in other (expense) income, net for the three months and six months ended June 30, 2023, respectively, is related to the reclassification of other state taxes to general and administrative expense.
(vii)
The $201 increase and $45 decrease in income tax provisions for the three months and six months ended June 30, 2023, respectively, are related to the impact to income tax provision as a result of the revenue adjustments.

		Three Months Ended June 30, 2023			Six Months Ended June 30, 2023
Unaudited Condensed Consolidated Statements of Comprehensive Loss	Notes	As Previously Reported	Restatement Adjustments	As Restated	As Previously Reported	Restatement Adjustments	As Restated
Net loss		$(16,266)	$(2,106)	$(18,372)	$(33,939)	$(3,088)	$(37,027)
Foreign currency translation adjustments	(i)	$4,341	$16	$4,357	$2,752	$(9)	$2,743
Comprehensive loss		$(11,932)	$(2,090)	$(14,022)	$(31,150)	$(3,097)	$(34,247)

Description of restatement adjustments in the condensed consolidated statements of comprehensive loss:

(i)
The $16 foreign currency translation gain and $9 foreign currency translation loss for the three months and the six months ended June 30, 2023, respectively, are related to the foreign currency translation impact of the condensed consolidated statements of operations adjustments (i) to (v) above.

		Six Months Ended June 30, 2023
Unaudited Condensed Consolidated Statements of Cash Flows	Notes	As Previously Reported	Restatement Adjustments	As Restated
Net loss		$(33,939)	$(3,088)	$(37,027)
Other, net	(i)	$(281)	$8	$(273)
Change in contract assets	(ii)	$(1,506)	$199	$(1,307)
Other current assets	(iii)	$263	$(1,917)	$(1,654)
Change in contract liabilities	(iv)	$5,467	$(819)	$4,648
Other accrued expenses	(v)	$766	$(407)	$359
Net cash used in operating activities		$(22,591)	$(6,024)	$(28,615)
Purchase of property and equipment	(vi)	$(12,677)	$6,024	$(6,653)
Net cash used in investing activities		$(10,122)	$6,024	$(4,098)
Effect of foreign currency translation on cash, cash equivalents and restricted cash	(vii)	$597	$(59)	$538
Cash, cash equivalents and restricted cash - Ending balance		$43,627	$(59)	$43,568

Description of restatement adjustments in the condensed consolidated statements of cash flows:

(i)
The $8 adjustment to change in other, net for the six months ended June 30, 2023 represents the change in deferred income tax liabilities related to the impact to income tax provision as a result of the revenue adjustments.
(ii)
The $199 adjustment to change in contract assets for the six months ended June 30, 2023 is related to the impact to short-term and long-term balances of contract assets from the correction of revenue recognition for Space Services and R&D Services Contracts.
(iii)
The $1,917 adjustment to other current assets for the six months ended June 30, 2023 resulted from an increase of $1,274 in prepaid launch costs for customer-controlled satellites for one specific contract that is capitalized into other current assets instead of property and equipment, and an increase of $643 from the net change in advances for fixed assets balance reclassified out of other current assets into property and equipment.
(iv)
The $819 adjustment to change in contract liabilities for the six months ended June 30, 2023 is related to the impact in contract liabilities from the correction of revenue recognition for Space Services and R&D Services Contracts.
(v)
The $407 adjustment to change in other accrued expense for the six months ended June 30, 2023 is related to the Delaware franchise tax accrual.

(vi)
The $6,024 decrease in purchase of property and equipment for the six months ended June 30, 2023 resulted from a decrease of $4,101 in costs incurred to build the customer-controlled satellites for one specific contract being expensed rather than capitalized into the Company's property and equipment, a decrease of $1,275 from prepaid launch costs for the customer-controlled satellites for one specific contract being reclassified into other current assets rather than capitalized into the Company's property and equipment, and a decrease of $648 from noncash addition to property and equipment from the prior period advances that were incorrectly reflected as current period’s cash purchase.
(vii)
The $59 decrease in cash and cash equivalents as of June 30, 2023 is related to the cash remeasurement adjustment for cash balances from certain foreign subsidiaries, which resulted in a $59 change in effect of foreign currency translation on cash, cash equivalents and restricted cash for the six months ended June 30, 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and related notes thereto included in this Quarterly Report on Form 10-Q and the audited consolidated financial statements included in the Annual Report on Form 10-K/A for the year ended December 31, 2023 (the “2023 Form 10-K/A”). This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated by these forward-looking statements as a result of many factors. Factors that could cause or contribute to such differences include those identified below and those discussed in the section titled “Risk Factors” in the 2023 Form 10-K/A and in this Quarterly Report on Form 10-Q. Our historical results are not necessarily indicative of the results that may be expected for any period in the future.

Restatement of Previously Issued Financial Statements

This Management's Discussion and Analysis of Financial Condition and Results of Operations reflects the effects of the restatement of our condensed consolidated financial statements as described in Note 1 – Nature of Business. For further detail regarding the restatement, refer to the section titled Part I, Item 4 “Controls and Procedures.”

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

The data acquired by our multipurpose satellites provide global weather intelligence, ship and plane movements, and spoofing and jamming detection to better predict how their patterns impact economies, global security, business operations, and the environment. We also offer space-as-a-service solutions that empower customers to leverage our established infrastructure to put their business in space. We provide customers these solutions through an application programming interface (“API”) infrastructure.

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

Our platform applies our value-add insights and predictive analytics to this proprietary data to create commercially valuable datasets. We offer three data solutions to our customers, which vary in complexity and price and can be delivered in near real-time via our API that can be easily integrated into our customers’ business operations:

•
Maritime: Precise space-based data used for highly accurate ship monitoring, ship safety, and route optimization.
•
Aviation: Precise space-based data used for highly accurate aircraft monitoring, aircraft safety, and route optimization.
•
Weather and Climate: Precise space-based data used for highly accurate weather forecasting.

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

As our fourth solution, we are also pioneering an innovative business model through our Space Services solution. We leverage our fully deployed infrastructure and large-scale operations to enable our customers to obtain customized data through our API. Our Space Services offering provides our customers with fast, scalable, and reliable access to space.

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

Recent Developments

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

We believe all conditions to closing contained in the Purchase Agreement have been satisfied or could be satisfied. Notwithstanding our notice to Buyer to that effect, Buyer has failed to consummate the closing. Buyer has cited various reasons for declining to close, including a review of the Transactions by the UK Competition and Markets Authority. We have rejected these reasons. We believe that Buyer’s failure to close is not consistent with the terms of the Purchase Agreement, which do not give Buyer the option to delay closing once all closing conditions have been met.

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

Kpler removed the matter to the District of Delaware, pursuant to a contract term in the Purchase Agreement promising not to contest removal to that court. The District of Delaware initially selected a March 4 trial date,but on February 26, 2025, the court set a trial date of May 28-30, 2025. There is no assurance as to what action the District of Delaware will take with respect to the proceeding initiated by us and there is no assurance as to whether or not the Transactions will be consummated on the terms contemplated or at all. The amount of any damages which may be sought or obtained from Buyer cannot be determined at this time.

Highlights from the Three Months Ended June 30, 2024

•
Our revenue was $25.4 million, a decrease of 9% from the three months ended June 30, 2023.
•
We signed a Memorandum of Cooperation with Thales and the European Satellite Services Provider (ESSP) to develop a space-based air traffic surveillance service. Phase A of the contract was signed and is effective as of June 28, 2024.
•
We joined the Russell 3000 Index on June 27, 2024.
•
We announced a contract with the Government of Canada for ship tracking data.in July 2024.
•
We signed a multi-year agreement with a government customer to manufacture satellites and provide geolocation data.

Macroeconomic and Geopolitical Impact

Over the past two years, we have been impacted by the macroeconomic environment, such as fluctuations in foreign currencies, increasing interest rates, and geopolitical conflicts like the Russian invasion of Ukraine, Israel's war with Hamas, and the increased tensions between China and the United States.

The U.S. Dollar exhibited a modest decrease in strength against the local functional currencies of our foreign subsidiaries for the three months ended June 30, 2024, as compared to the three months ended June 30, 2023. The U.S. Dollar's modest decrease had a marginal positive impact on our revenue, as approximately one-third of our sales are conducted in foreign currencies. Conversely, the decrease in the value of the U.S. Dollar had a marginal unfavorable impact on our expenses, given that a majority of our workforce resides in countries other than the United States.

The macroeconomic environment has caused existing or potential customers to re-evaluate their decision to purchase our offerings, at times resulting in additional customer discounts, extended payment terms, and longer sales cycles. Particularly, government agency delays in accepting requests for proposal negatively impacted the timeliness of some of our U.S. federal government orders and revenues expected in the second quarter of 2024.

Increasing interest rates for the three months ended June 30, 2024, compared to the three months ended June 30, 2023, resulted in higher interest expenses, as our credit facility is based on a floating interest rate. The Russian invasion of Ukraine and the continued conflict created additional global sanctions, which caused scheduling shifts or launch cancellations by third-party satellite launch providers and negatively impacted the availability of launch windows for our constellation replenishment efforts.

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

Key Factors Affecting Our Performance

We believe that our current and future performance depends on many factors, including, but not limited to, those described below. While these areas present significant opportunity, they also present risks that we must manage to achieve successful results. For additional information about these risks, see the section titled “Risk Factors” in the 2023 Form 10-K/A and in this Quarterly Report on Form 10-Q . If we are unable to address these risks, our business and results of operations could be adversely affected.

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

We track our progress landing new customers by measuring the number of ARR Solution Customers (as defined below) we have from one fiscal period to the next. The number of ARR Solution Customers decreased to 702 as of June 30, 2024, from 813 as of June 30, 2023. We track our increases and decreases in our customer contract values by measuring our ARR Net Retention Rate (as defined below). Our ARR Net Retention Rate was 85% and 93% for the three and six months ended June 30, 2024, respectively, and 112% and 110% for the three and six months ended June 30, 2023, respectively.

Expansion into New Industries and Geographies

As our solutions have grown, we continue to focus on further penetration of our initial industries including maritime, aviation, logistics, and government (civil and defense/intelligence). We believe our technology and solutions give us the ability to expand into additional industries, including energy, financial services, agriculture, transportation, and insurance, and also into additional geographies, including Latin America, Africa and the Middle East. Our revenue growth is dependent upon our ability to continue to expand into new industries and geographies. The costs associated with these expansions may adversely affect our results of operations.

Impact of the Solar Cycle on our Assets' Remaining Life

A stronger solar cycle has the potential to impact some of our satellites, accelerating their deorbiting and shortening their useful lives. The solar cycle is the cycle that the Sun’s magnetic field goes through approximately every 11 years. In 2019, the National Oceanic and Atmospheric Administration (“NOAA”), NASA, and the International Space Environment Services panel forecasted that Solar Cycle 25 (December 2019 to approximately 2030) would be relatively weak after a relatively weak Solar Cycle 24 (December 2008 to December 2019). Subsequently, NOAA noted that Solar Cycle 24 was the weakest cycle in 100 years with sunspots reaching a maximum of 116 – below the average of 179. In October of 2023, NOAA updated their projection for the strength and duration of Solar Cycle 25, stating that the cycle is expected to be more intense than Cycle 24, and predicting that the peak of the cycle would be earlier, by the end of 2024. A stronger solar cycle has accelerated the deorbiting of our satellites sooner than expected or planned. Our ability to minimize the solar cycle impact, our ability to replenish our existing constellation in a timely manner and the costs associated with these actions may adversely affect our results of operations.

Investment in Growth

We continue investing in growing our business and capitalizing on our market opportunities while balancing the uncertainties from the macroeconomic environment and geopolitical factors. We intend to continue to add headcount to our global sales and marketing teams to acquire new customers and to increase sales to existing customers. We also intend to continue to add headcount as needed to our research and development teams and otherwise invest to improve and innovate our nanosatellite, ground station and data analytics technologies. Our spending on research and development decreased by $0.1 million, or 2%, for the three months ended June 30, 2024, from the three months ended June 30, 2023. Our total headcount across all functions increased to 431 employees as of June 30, 2024, from 411 employees as of June 30, 2023. The costs of these investments may adversely affect our results of operations, but we believe that these investments will contribute to our long-term growth.

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

Impact of Foreign Exchange Rates

We report in U.S. Dollars, and the functional currency of our foreign operating subsidiaries is the local currency, including the Euro, the British Pound Sterling, the Singapore Dollar and the Canadian Dollar. The U.S. Dollar exhibited a modest decrease in strength against the local functional currencies of our foreign subsidiaries for the three months ended June 30, 2024, as compared to the three months ended June 30, 2023. The U.S. Dollar's modest decrease had a marginal positive impact on our revenue, as about one-third of our sales are conducted in foreign currencies. Conversely, the decrease in the value of the U.S. Dollar had a marginal unfavorable impact on our expenses, given that a majority of our workforce resides in countries other than the United States. Approximately 33% of our revenues were generated in currencies other than the U.S. Dollar. The financial statements of these subsidiaries are translated into U.S. Dollars using exchange rates in effect at each balance sheet date for assets and liabilities and average exchange rates during the period for revenues and expenses. To the extent we experience significant currency fluctuations, our results of operations may be impacted.

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

The decrease in our ARR for the three months ended June 30, 2024, was primarily driven by the reduced value of NOAA's eight-month, $4.7 million satellite weather data (“RO”) award, as compared to the value of the corresponding award in the three months ended June 30, 2023. Our ARR has fluctuated from period to period in the past due in part to the timing of some of our Space Services Contracts, including when engagements start and stop. We expect our ARR to continue to fluctuate from period to period in the future. ARR is a leading indicator and accordingly, will tend to outpace the impact on our revenue as we recognize the contract value of various agreements over time.

The following table summarizes our ARR as of each period end indicated:

	As of June 30,
(dollars in thousands)	2024	2023	% Change
ARR	$111,893	$112,818	(1)%

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

We define an ARR Solution Customer similarly to an ARR Customer, but we count every solution the customer has with us separately. As a result, the count of ARR Solution Customers exceeds the count of ARR Customers at each period end, as some customers contract with us for multiple solutions. Our multiple solutions customers are those that are under contract for at least two of our solutions: Maritime, Aviation, Weather and Climate, and Space Services. All entities that have contracts for data trials and one-time transactions are excluded from the calculation of ARR Solution Customers.

The decrease in each of our ARR Customers and ARR Solution Customers at the dates presented was driven by our move to de-emphasize sales to customers with very low ARR or revenue. We expect this strategy to ultimately increase our ARR and revenue per customer, increase our ARR in total, and reduce our customer count as we drive towards the most efficient use of our resources.

The following table summarizes the number of our ARR Customers and ARR Solution Customers as of each period end indicated:

	As of June 30,
	2024	2023	% Change
ARR Customers	663	785	(16)%
ARR Solution Customers	702	813	(14)%

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

The following table summarizes our ARR Net Retention Rate for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	% Change	2024	2023	% Change
ARR Net Retention Rate	85%	112%	(27)%	93%	110%	(17)%

Our ARR Net Retention Rate can be impacted from period to period by large increases or decreases in customer contract value and large decreases in contract value from customers that have not renewed their contracts with us. An ARR Net Retention Rate greater than 100% is an indication that we are growing the value of the solutions our customers are purchasing from us at a fiscal period end versus the prior fiscal period end. An ARR Net Retention Rate less than 100% is an indication that the value of the solutions our customers are purchasing from us declined at a fiscal period end versus the prior fiscal period end. Our ARR Net Retention Rate decreased by 27% and 17% for the three and six months ended June 30, 2024, respectively, from the applicable prior year periods. This decrease was driven primarily by the reduced value of NOAA's RO weather award in the three and six months ended June 30, 2024, as compared to the value of the corresponding award in the three and six months ended June 30, 2023.

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

Cost of Revenue

Cost of revenue consists primarily of personnel costs, depreciation, hosted infrastructure costs, high-power computing costs, third-party operating and royalty costs associated with delivering our data and services, to our customers and costs associated with contracts in our customer-funded or co-funded research and development arrangements (the “R&D Services Contracts”). In addition, cost of revenue includes the amortization of purchased intangibles associated with our acquisition of exactEarth in November 2021 (the “Acquisition”). Personnel costs are primarily related to the cost of our employees supporting and managing our constellation operations including satellite operations, ground station control and launch management. Personnel costs also include the cost of our employees supporting and managing projects for our research and development services. Costs associated with the manufacture and launch of our satellites, including personnel costs, are capitalized and depreciated upon placement in service, typically over a four-year expected useful life. As satellites reach the end of their expected useful life, they are generally replaced with replenishment satellites to maintain our constellation at optimal performance. Costs associated with the acquisition and development of new ground stations, including the bill of materials and labor to install the ground station, are capitalized and depreciated upon placement in service typically over a four-year to ten-year expected useful life. We anticipate ongoing capital spending to repair and replenish ground stations as they reach the end of their expected useful life to keep our ground station network at optimal performance. Our proprietary ground station network is primarily located in third-party locations where we incur lease and other operational charges. Cost of revenue also includes royalties associated with third-party data sets that we integrate into our data solutions.

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

Loss on Decommissioned Satellites. Loss on decommissioned satellites consists of the write-off of the remaining capitalized costs associated with the manufacture and launch of our satellites prior to the end of the satellite’s useful life. We contract with third-party companies to launch, carry, and deploy our satellites into space. A loss could result from a third-party launch or deployer failure, a technical failure of the satellite, or the deorbit or decommissioning of a satellite before the end of the satellite’s useful life. A technical failure could include a satellite that is not able to communicate with our network of ground stations or fulfill its intended technical mission for a duration greater than one month. The loss amount is presented net of any insurance proceeds received. Due to the nature of these events, we cannot predict the magnitude or frequency of future satellite deorbit and launch failure losses. We sometimes purchase launch insurance when financially practical; however, the proceeds from these insurance policies will typically only cover a portion of our launch loss. We incurred a $0.5 million and $0.7 million loss on decommissioned satellites for the three and six months ended June 30, 2024, respectively, and a $0.5 million loss on decommissioned satellites for each of the three and six months ended June 30, 2023.

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

Foreign Exchange Gain/Loss. Foreign exchange gain/loss consists of the net effect of realized and unrealized foreign currency gains and losses resulting from changes in the currency exchange rates for transactions denominated in non-functional currency relative to each subsidiary’s functional currency. We use the local currency as our functional currency for our subsidiaries in Luxembourg, the United Kingdom, Singapore, Australia, Germany, and Canada.

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

Results of Operations

Three and Six Months Ended June 30, 2024, Compared to Three and Six Months Ended June 30, 2023

The following tables set forth selected condensed consolidated statements of operations data for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
		(As Restated)		(As Restated)
Revenue	$25,399	$28,065	$60,224	$51,282
Cost of revenue(1)	14,488	15,245	40,084	28,614
Gross profit	10,911	12,820	20,140	22,668
Operating expenses(1):
Research and development	7,517	7,655	13,554	14,973
Sales and marketing	5,168	6,729	10,286	13,579
General and administrative	10,009	10,718	19,853	22,541
Loss on decommissioned satellites	529	472	707	472
Allowance for current expected credit loss on notes receivable	40	—	80	—
Total operating expenses	23,263	25,574	44,480	51,565
Loss from operations	(12,352)	(12,754)	(24,340)	(28,897)
Other income (expense):
Interest income	571	636	1,025	1,201
Interest expense	(4,773)	(4,709)	(9,826)	(9,287)
Change in fair value of contingent earnout liability	(1,187)	128	(1,232)	204
Change in fair value of warrant liabilities	2,239	357	(1,963)	1,103
Issuance of stock warrants	—	—	(2,399)	—
Foreign exchange (loss) gain	(513)	(486)	(2,299)	527
Other expense, net	(477)	(1,130)	(1,011)	(1,441)
Total other expense, net	(4,140)	(5,204)	(17,705)	(7,693)
Loss before income taxes	(16,492)	(17,958)	(42,045)	(36,590)
Income tax provision	67	414	58	437
Net loss	$(16,559)	$(18,372)	$(42,103)	$(37,027)
(1)
Includes stock-based compensation as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Cost of revenue	$63	$48	$124	$125
Research and development	1,210	902	2,228	1,553
Sales and marketing	944	619	1,619	1,056
General and administrative	2,578	1,771	4,452	3,252
Total stock-based compensation	$4,795	$3,340	$8,423	$5,986

Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in thousands)	2024	2023	% Change	2024	2023	% Change
		(As Restated)			(As Restated)
Revenue	$25,399	$28,065	(9)%	$60,224	$51,282	17%

Three Months Ended June 30, 2024, Compared to Three Months Ended June 30, 2023

Total revenue decreased $2.7 million, or 9%, for the three months ended June 30, 2024, primarily due to a decrease in our Weather and Climate data subscription contracts from the reduced value of NOAA's RO weather award and a slight decline in Space Services Contracts revenue. Our ARR Customers decreased 16% to 663 as of June 30, 2024, from 785 as of June 30, 2023. The decrease in ARR Customers was aligned with our stated move to de-emphasize sales to customers with very low ARR or revenue and instead focus on high ARR or revenue customers. Our ARR Net Retention Rate was 85% and 112% for the

three months ended June 30, 2024 and 2023, respectively. The decrease in ARR Net Retention Rate was driven primarily by the reduced value of NOAA’s RO weather award during the three months ended June 30, 2024 as compared to the prior year period.

We derived 55% of our revenue from the Americas, 37% of our revenue from Europe, Middle East, Africa (“EMEA”), and 8% of our revenue from Asia Pacific (“APAC”) for the three months ended June 30, 2024. We derived 59% of our revenue from the Americas, 30% of our revenue from EMEA, and 11% of our revenue from APAC for the three months ended June 30, 2023. We derived 78% of our revenue from subscription arrangements for the three months ended June 30, 2024, compared to 72% for the three months ended June 30, 2023. The distribution of our revenue can fluctuate significantly from period to period driven primarily by the timing of the non-subscription revenue recognition in our contracts. Revenue from subscription-based contracts was $19.7 million, or 78%, of total revenue, for the three months ended June 30, 2024, and was $20.2 million, or 72%, of total revenue, for the three months ended June 30, 2023. The proportional increase in revenue from subscription arrangements was driven by lower revenue recognized for Space Services Contracts within the period.

Six Months Ended June 30, 2024, Compared to Six Months Ended June 30, 2023

Total revenue increased $8.9 million, or 17%, for the six months ended June 30, 2024, primarily due to increased ARR with our existing customers and growth in revenue recognized for Space Services Contracts, partially offset by a decrease in Weather and Climate data subscription contracts from the reduced value of NOAA's RO weather award. Our ARR Net Retention Rate was 93% and 110%, for the six months ended June 30, 2024 and 2023, respectively. The decrease in ARR Net Retention Rate was driven primarily by the reduced value of NOAA’s RO weather award during the six months ended June 30, 2024 as compared to the prior year period.

We derived 61% of our revenue from the Americas, 32% of our revenue from EMEA, and 7% of our revenue from APAC for the six months ended June 30, 2024. We derived 55% of our revenue from the Americas, 32% of our revenue from EMEA, and 13% of our revenue from APAC for the six months ended June 30, 2023. We derived 63% of our revenue from subscription arrangements for the six months ended June 30, 2024, compared to 78% for the six months ended June 30, 2023. The distribution of our revenue can fluctuate significantly from period to period driven primarily by the timing of the non-subscription revenue recognition in our contracts. Revenue from subscription-based contracts was $37.8 million, or 63%, of total revenue, for the six months ended June 30, 2024, and was $39.8 million, or 78%, of total revenue, for the six months ended June 30, 2023. The proportional decrease in revenue from subscription arrangements was driven by higher revenue recognized for Space Services Contracts within the period.

Cost of Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in thousands)	2024	2023	% Change	2024	2023	% Change
		(As Restated)			(As Restated)
Total cost of revenue	$14,488	$15,245	(5)%	$40,084	$28,614	40%
Gross profit	10,911	12,820	(15)%	20,140	22,668	(11)%
Gross margin	43%	46%	(3)%	33%	44%	(11)%
Headcount (at end of period) (1)	35	31	13%	35	31	13%

(1) Includes headcount relating to R&D Services Contracts. R&D Services Contracts expenses are included in Cost of revenue.

Three Months Ended June 30, 2024, Compared to Three Months Ended June 30, 2023

Cost of revenue decreased $0.8 million, or 5%, primarily driven by a decrease in equipment expenses of $3.1 million, an increase in professional services fees of $0.4 million, and an increase in other miscellaneous expenses of $0.2 million, partially offset by an increase in depreciation expense of $1.7 million. The decrease in equipment expenses was primarily driven by a reduction in satellite parts spend. The increase in professional service fees was primarily driven by the need for external technical resources to support a strategic customer contract in aviation. The increase in depreciation expense was primarily driven by a reset of the estimated useful lives of our satellites to account for the impact of increased solar activity related to the current solar cycle.

Gross margin was 43% and 46% for the three months ended June 30, 2024 and 2023, respectively. The decrease in gross margin was driven primarily by higher depreciation expense as described above. Our gross margin can fluctuate significantly from period to period driven primarily by the timing of the revenue as well as the timing of our technology investments to support future growth.

Six Months Ended June 30, 2024, Compared to Six Months Ended June 30, 2023

Cost of revenue increased $11.5 million, or 40%, primarily driven by an increase in satellite operation expense of $4.7 million, an increase in depreciation expense of $4.6 million, an increase in personnel expenses of $1.6 million and an increase in other miscellaneous expenses of $0.6 million. The increase in satellite operation expense was driven by recognition of launch costs associated with a Space Services Contract. The increase in depreciation expense was primarily driven by a reset of the estimated useful lives of our satellites to account for the impact of increased solar activity related to the current solar cycle. The increase in personnel costs was driven by the R&D Services Contracts reclassification from research and development to cost of revenue related to customer contract work.

Gross margin was 33% and 44% for the six months ended June 30, 2024 and 2023, respectively. The decrease was driven primarily by the higher expenses described above. Our gross margin can fluctuate significantly from period to period driven primarily by the timing of the revenue as well as the timing of our technology investments to support future growth.

We expect cost of revenue, including depreciation and amortization expenses, third-party operating costs, and royalties, and high-powered computing costs to decrease in absolute dollars during the remainder of the year as accelerated depreciation declines to reflect our constellation replenishment efforts.

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

Research and Development

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in thousands)	2024	2023	% Change	2024	2023	% Change
		(As Restated)			(As Restated)
Research and development	$7,517	$7,655	(2)%	$13,554	$14,973	(9)%
Percentage of total revenue	30%	27%		23%	29%
Headcount (at end of period) (1)	240	210	14%	240	210	14%

(1) Includes headcount relating to R&D Services Contracts. R&D Services Contracts expenses are included in Cost of revenue.

Three Months Ended June 30, 2024, Compared to Three Months Ended June 30, 2023

Research and development expenses decreased $0.1 million, or 2%, primarily driven by a decrease in personnel expenses. The decrease in personnel costs was driven by increased work related to R&D Services Contracts during the period, which causes a greater proportion of costs to be allocated to cost of revenue.

Six Months Ended June 30, 2024, Compared to Six Months Ended June 30, 2023

Research and development expenses decreased $1.4 million, or 9%, primarily driven by a decrease in personnel expenses of $2.1 million, partially offset by an increase in professional services fees and software expenses of $0.5 million and an increase in satellite operation expense of $0.2 million. The decrease in personnel costs was driven by increased work related to R&D Services Contracts during the period, which causes a greater proportion of costs to be allocated to cost of revenue. The increase in professional services fees and software expenses was driven by additional technical resources required to support new development processes and capabilities. The increase in satellite operation expense was driven by customer growth.

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

Sales and Marketing

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in thousands)	2024	2023	% Change	2024	2023	% Change
Sales and marketing	$5,168	$6,729	(23)%	$10,286	$13,579	(24)%
Percentage of total revenue	20%	24%		17%	26%
Headcount (at end of period)	67	78	(14)%	67	78	(14)%

Three Months Ended June 30, 2024, Compared to Three Months Ended June 30, 2023

Sales and marketing expenses decreased $1.6 million, or 23%, primarily driven by a decrease in bonus and commission expenses of $0.6 million, a decrease in personnel costs of $0.4 million, a decrease in marketing expenses of $0.3 million, a decrease in other miscellaneous operating expenses of $0.2 million, and a decrease in travel and entertainment of $0.1 million. The decrease in personnel costs was driven by an overall reduction in headcount. The decrease in marketing expenses was driven by lower advertising and event spend compared to the prior year quarter. The decrease in travel and entertainment was driven by reduced travel within the period.

Six Months Ended June 30, 2024, Compared to Six Months Ended June 30, 2023

Sales and marketing expenses decreased $3.3 million, or 24%, primarily driven by a decrease in bonus and commission expenses of $1.0 million, a decrease in bad debt expenses of $0.8 million, a decrease in personnel costs of $0.5 million, a decrease in marketing expenses of $0.5 million, a decrease in travel and entertainment of $0.3 million, and a decrease in other miscellaneous operating expenses of $0.2 million. The decrease in bonus and commission expenses was primarily driven by lower bonus accruals for management. The decrease in bad debt expenses was driven by cash collections and recovery efforts. The decrease in personnel costs was driven by an overall reduction in headcount. The decrease in marketing expenses was driven by lower advertising and event spend compared to the prior year period. The decrease in travel and entertainment was driven by reduced travel within the period.

We expect sales and marketing expenses to generally grow in absolute dollars in the future, primarily due to increased employee-related expenses as we grow our headcount, to support our sales and marketing efforts and our continued expansion of our sales capacity across our solutions. However, we expect sales and marketing expenses as a percentage of revenue to decrease in future periods as our revenue growth exceeds our increases in sales and marketing spend.

General and Administrative

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in thousands)	2024	2023	% Change	2024	2023	% Change
		(As Restated)			(As Restated)
General and administrative	$10,009	$10,718	(7)%	$19,853	$22,541	(12)%
Percentage of total revenues	39%	38%		33%	44%
Headcount (at end of period)	89	92	(3)%	89	92	(3)%

Three Months Ended June 30, 2024, Compared to Three Months Ended June 30, 2023

General and administrative expenses decreased $0.7 million, or 7%, primarily driven by a decrease in bonus expenses of $0.5 million and a decrease in insurance costs of $0.5 million, partially offset by an increase in other miscellaneous operating expenses of $0.3 million. The decrease in bonus expenses was driven by lower bonus accruals for management. The decrease in business insurance costs was driven by an improvement in annual rates particularly on directors and officers insurance.

Six Months Ended June 30, 2024, Compared to Six Months Ended June 30, 2023

General and administrative expenses decreased $2.7 million, or 12%, primarily driven by a decrease in bonus expenses of $1.2 million, a decrease in insurance costs of $0.9 million, and a decrease in professional services fees of $0.9 million, partially offset by an increase in other miscellaneous operating expenses of $0.3 million. The decrease in bonus expenses was primarily driven by lower bonus accruals for management. The decrease in business insurance costs was driven by an improvement in annual rates particularly on directors and officers insurance. The reduction in professional service fees was driven by lower legal and accounting service fees versus the prior year period.

We expect our general and administrative expenses to generally grow in absolute dollars in future periods as our employee-related expenses increase to support our revenue growth. However, we expect our general and administrative expenses as a percentage of revenue to decrease as revenue growth exceeds our increases in general and administrative spend.

Loss on Decommissioned Satellites

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in thousands)	2024	2023	% Change	2024	2023	% Change
Loss on decommissioned satellites	$529	$472	12%	$707	$472	50%
Percentage of total revenues	2%	2%		1%	1%

Three Months Ended June 30, 2024, Compared to Three Months Ended June 30, 2023

We recognized a non-cash expense of $0.5 million for the three months ended June 30, 2024, on decommissioned satellites primarily due to failure to establish communications with the satellites and $0.5 million for the three months ended June 30, 2023 on decommissioned satellites due to the deorbit of two satellites prior to completion of their useful lives.

Six Months Ended June 30, 2024, Compared to Six Months Ended June 30, 2023

We recognized a non-cash expense of $0.7 million for the six months ended June 30, 2024 on decommissioned satellites primarily due to failure to establish communications with the satellites and $0.5 million for the six months ended June 30, 2023, on decommissioned satellites due to the deorbit of two satellites prior to completion of their useful lives.

Due to the nature of these events, we cannot predict the magnitude or frequency of future decommissioning losses. While we sometimes purchase launch insurance when financially practical, the proceeds from these policies will typically only cover a portion of our loss in the event of an unplanned satellite deorbit or launch failure.

Allowance for Current Expected Credit Loss on Notes Receivable

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in thousands)	2024	2023	% Change	2024	2023	% Change
Allowance for current expected credit loss on notes receivable	$40	$—	*	$80	$—	*
Percentage of total revenues	—%	—%	*	—%	—%	*

We recognized an expense of $0.04 million to reserve for a current expected credit loss on a note receivable issued to a Space Services customer for the three months ended June 30, 2024. There was no such reserve for a current expected credit loss on notes receivable for the three months ended June 30, 2023.

We recognized an expense of $0.08 million to reserve for a current expected credit loss on a note receivable issued to a Space Services customer for the six months ended June 30, 2024. There was no such reserve for a current expected credit loss on notes receivable for the six months ended June 30, 2023.

Other Income (Expense)

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in thousands)	2024	2023	% Change	2024	2023	% Change
		(As Restated)			(As Restated)
Interest income	$571	$636	(10)%	$1,025	$1,201	(15)%
Interest expense	$(4,773)	$(4,709)	1%	$(9,826)	$(9,287)	6%
Change in fair value of contingent earnout liability	$(1,187)	$128	*	$(1,232)	$204	(704)%
Change in fair value of warrant liabilities	$2,239	$357	527%	$(1,963)	$1,103	(278)%
Issuance of stock warrants	$—	$—	*	$(2,399)	$—	*
Foreign exchange (loss) gain	$(513)	$(486)	6%	$(2,299)	$527	(536)%
Other expense, net	$(477)	$(1,130)	(58)%	$(1,011)	$(1,441)	(30)%

*Not Meaningful

Three Months Ended June 30, 2024, Compared to Three Months Ended June 30, 2023

Interest income decreased by $0.1 million, or 10%, primarily driven by lower interest earned on cash and cash equivalents.

Interest expense increased by $0.1 million, or 1%, for the three months ended June 30, 2024, primarily due to incurring higher interest from the variable interest rate and amortized debt issuance costs associated with our Blue Torch Finance LLC (“Blue Torch”) term loan.

Change in fair value of contingent earnout liability was a loss of $1.2 million for the three months ended June 30, 2024, compared to a gain of $0.1 million for the three months ended June 30, 2023. The loss for the three months ended June 30, 2024, was primarily due to an increase in the fair value of the liability driven by appreciation of the underlying stock price and a higher volatility rate used in the model for the period. The gain for the three months ended June 30, 2023, was primarily due to the decrease in the fair value of the liability driven by the decline in the underlying stock price during the period. For additional information, see Notes 2 and 8 to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q and Notes 3 and 9 to our consolidated financial statements included in our 2023 Form 10-K.

Change in fair value of warrant liabilities was a gain of $2.2 million for the three months ended June 30, 2024, compared to a gain of $0.4 million for the three months ended June 30, 2023, a change of 527%. The $2.2 million gain for the three months ended June 30, 2024, was primarily due to the derecognition of warrants associated with the definitive Securities Purchase Agreement with institutional investors that included the issuance of stock warrants, which expired on July 3, 2024, with no warrants exercised. We estimated the fair value of the warrant liability to be zero given the short remaining term and the Company's per share market value as of June 30, 2024, was below the exercise price of the warrants. The $0.4 million gain for the three months ended June 30, 2023, was primarily driven by the decline of the underlying stock valuation for our public and private warrants.

We recognized a foreign exchange loss of $0.5 million for each of the three months ended June 30, 2024 and 2023. The $0.5 million loss for the three months ended June 30, 2024, was primarily due to the remeasurement of intercompany balances between our Luxembourg entity and the U.S. entity denominated in U.S. Dollars. The strengthening of the U.S. Dollar for the period ended June 30, 2024, relative to the Euro at March 31, 2024, triggered the remeasurement and unrealized losses. The loss of $0.5 million for the three months ended June 30, 2023, was primarily due to the remeasurement of intercompany balances and cash accounts denominated in foreign currencies into the subsidiary's functional currency. The weakening of the Canadian Dollar for the period ended June 30, 2023, relative to the Euro and the British Pound Sterling at March 31, 2023, triggered the remeasurement and unrealized losses.

Other expense, net decreased by $0.7 million for the three months ended June 30, 2024, a decrease of 58% compared to the three months ended June 30, 2023, primarily due to a $1.1 million loss in Virgin Orbit launch prepayment recorded in the three months ended June 30, 2023 that did not recur.

Six Months Ended June 30, 2024, Compared to Six Months Ended June 30, 2023

Interest income decreased by $0.2 million, or 15%, driven by lower interest earned on cash and cash equivalents.

Interest expense increased $0.5 million, or 6%, for the six months ended June 30, 2024, primarily as a result of incurring higher interest from the variable interest rate and amortized debt issuance costs associated with our Blue Torch term loan for the six months ended June 30, 2024.

Change in fair value of contingent earnout liability was a loss of $1.2 million for the six months ended June 30, 2024, compared to a gain of $0.2 million for the six months ended June 30, 2023. The loss for the six months ended June 30, 2024, was primarily driven by an increase in the fair value of the liability driven by appreciation of the underlying stock price and a higher volatility rate used in the model for the period. The gain in the prior period was primarily due to the decrease in the fair value of the liability driven by the decline in the underlying stock price during the period. For additional information, see Notes 2 and 8 to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q and Notes 3 and 9 to our consolidated financial statements included in our 2023 Form 10-K/A.

Change in fair value of warrant liabilities was a loss of $2.0 million for the six months ended June 30, 2024, compared to a gain of $1.1 million for the six months ended June 30, 2023, a change of 278%. The $2.0 million loss for the six months ended June 30, 2024, was primarily due to the appreciation of the underlying stock valuation for the warrants issued to Blue Torch and subsequently amended in July 2023. The $1.1 million gain for the six months ended June 30, 2023, was primarily due to the decline of the underlying stock valuation for our public and private warrants.

Issuance of stock warrants was a net expense of $2.4 million for the six months ended June 30, 2024, compared to no such expense for the six months ended June 30, 2023. In March 2024, we entered into a definitive Securities Purchase Agreement with institutional investors that included the issuance of stock warrants.

We recognized a foreign exchange loss of $2.3 million for the six months ended June 30, 2024, compared to a foreign exchange gain of $0.5 million for the six months ended June 30, 2023. The $2.3 million loss for the six months ended June 30, 2024, was primarily due to the remeasurement of intercompany balances between our Luxembourg entity and the U.S. entity denominated in U.S. Dollars. The strengthening of the U.S. Dollar for the period ended June 30, 2024, relative to the Euro at December 31, 2023, triggered the remeasurement and unrealized losses. The gain of $0.5 million for the six months ended June 30, 2023, was primarily due to the remeasurement of intercompany balances between our United Kingdom entity and the U.S. entity denominated in U.S. Dollars. The weakening of the U.S. Dollar for the period ended June 30, 2023, relative to the British Pound Sterling at December 31, 2022, triggered the remeasurement and unrealized gains.

Other expense, net decreased by $0.4 million for the six months ended June 30, 2024, a decrease of 30% compared to the six months ended June 30, 2023, primarily due to a $1.1 million loss in Virgin Orbit launch prepayment recorded in the six months ended June 30, 2023 that did not recur.

Income Tax Provision

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in thousands)	2024	2023	% Change	2024	2023	% Change
		(As Restated)			(As Restated)
Income tax provision	$67	$414	(84)%	$58	$437	(87)%

Income tax provision decreased by $0.3 million and $0.4 million for the three and six months ended June 30, 2024, respectively, as compared to the three and six months ended June 30, 2023, primarily due to the research and development expenditure deduction in our U.K. subsidiary.

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
•
Stock-based compensation. We exclude stock-based compensation expenses primarily because they are non-cash expenses that we exclude from our internal management reporting processes. We also find it useful to exclude these expenses when we assess the appropriate level of various operating expenses and resource allocations when budgeting, planning, and forecasting future periods. Moreover, because of varying available valuation methodologies, subjective assumptions and the variety of award types that companies can use under Financial Accounting Standards Board (“FASB”) ASC Topic 718, Stock Compensation (“ASC 718”), we believe excluding stock-based compensation expenses allows investors to make meaningful comparisons between our recurring core business results of operations and those of other companies.
•
Change in fair value of warrant liabilities and contingent earnout liabilities. We exclude this as it does not reflect the underlying cash flows or operational results of the business.
•
Loss on extinguishment of debt. We exclude this as it does not reflect the underlying cash flows or operational results of the business.
•
Issuance of stock warrants. We exclude this as it does not reflect the underlying cash flows or operational results of the business.
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
•
Adjusted EBITDA. We define Adjusted EBITDA as earnings before interest, taxes, depreciation and amortization, further adjusted for any loss on decommissioned satellites, launch failure and decommissioning, change in fair value of warrant liabilities, change in fair value of contingent earnout liability, issuance of stock warrants, other (expense) income, net, stock-based compensation, loss on extinguishment of debt, foreign exchange gain/loss, other acquisition accounting amortization, mergers and acquisition related expenses, and other unusual costs. We believe Adjusted EBITDA can be useful in providing an understanding of the underlying results of operations and trends, an enhanced overall understanding of our financial performance and prospects for the future. While Adjusted EBITDA is not a recognized measure under GAAP, management uses this financial measure to evaluate and forecast business performance. Adjusted EBITDA is not intended to be a measure of liquidity or cash flows from operations or a measure comparable to net income as it does not take into account certain requirements, such as capital expenditures and related depreciation, principal and interest payments, and tax payments. Adjusted EBITDA is not a presentation made in accordance with GAAP, and our use of the term Adjusted EBITDA may vary from the use of similarly titled measures by others in our industry due to the potential inconsistencies in the method of calculation and differences due to items subject to interpretation.
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

The following table outlines the reconciliation from net loss to Adjusted EBITDA for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
		(As Restated)		(As Restated)
Net loss	$(16,559)	$(18,372)	$(42,103)	$(37,027)
Depreciation & amortization	5,652	3,967	12,489	7,883
Interest, net	4,202	4,073	8,801	8,086
Taxes	67	414	58	437
EBITDA	(6,638)	(9,918)	(20,755)	(20,621)
Adjustments to EBITDA:
Change in fair value of contingent earnout liability	1,187	(128)	1,232	(204)
Change in fair value of warrant liabilities	(2,239)	(357)	1,963	(1,103)
Issuance of stock warrants	—	—	2,399	—
Foreign exchange loss (gain)	513	486	2,299	(527)
Other expense, net	477	1,130	1,011	1,441
Stock-based compensation	4,795	3,340	8,423	5,986
Mergers and acquisition related expenses	—	—	—	1,015
Loss on decommissioned satellites	529	472	707	472
Other acquisition accounting amortization	170	170	338	336
Adjusted EBITDA	$(1,206)	$(4,805)	$(2,383)	$(13,205)

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
•
Adjusted EBITDA does not reflect income tax payments that may represent a reduction in cash available to us; and
•
Adjusted EBITDA does not reflect decommissioned satellites and does not reflect the cash capital expenditure requirements for the replacements of lost satellites. While these expenses could occur in a given year, the existence and magnitude of these costs could vary greatly and are unpredictable.

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

Liquidity and Capital Resources

Our principal sources of liquidity to fund our operations are from cash and cash equivalents and marketable securities, which totaled $45.8 million as of June 30, 2024, primarily from net proceeds from borrowings under the Blue Torch Credit Facility (as defined below), proceeds from the Private Placement and Offering (each as defined below), and the sale of common stock under the Equity Distribution Agreement with Canaccord Genuity LLC, as sales agent (the "Equity Distribution Agreement"). Of the $45.8 million total, $23.5 million was in cash and cash equivalents of which approximately $12.2 million was held outside of the United States. The remaining $22.3 million was held in short-term marketable securities, all of which was held in the United States and which can be converted to cash with minimal transaction costs. These amounts compare to cash and cash equivalents, and marketable securities of $40.9 million as of December 31, 2023, of which $29.1 million was in cash and cash equivalents with $13.7 million held outside of the United States. The remaining $11.7 million was held in short-term marketable securities. The cash and cash equivalent amounts are exclusive of restricted cash which totaled $0.5 million as of each of June 30, 2024 and December 31, 2023.

On February 4, 2024, we entered into a securities purchase agreement for the issuance and sale of 833,333 shares of our Class A common stock to Signal Ocean Ltd at a price of $12.00 per share (the “Private Placement”). The Private Placement closed on February 8, 2024, resulting in gross proceeds to us of $10.0 million.

On March 21, 2024, we entered into a Securities Purchase Agreement with institutional investors (the “Investors”), pursuant to which we issued and sold in a registered direct offering (the “Offering”), (i) an aggregate of 2,142,858 shares of Class A common stock and (ii) warrants exercisable for an aggregate of 2,142,858 shares of Class A common stock (“Securities Purchase Agreement Warrants”) to the Investors. Each share of Class A common stock and accompanying Securities Purchase Agreement Warrant to purchase one share of Class A common stock was sold at an offering price of $14.00. The aggregate gross proceeds to us from the Offering totaled $30.0 million before deducting the placement agent’s fees and related offering expenses. The Securities Purchase Agreement Warrants had an exercise price equal to $14.50 per share of Class A common stock, were exercisable for a term beginning on March 25, 2024, and expired on July 3, 2024, with no warrants exercised.

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

Our ability to continue as a going concern for the next 12 months from the date of issuance of these condensed consolidated financial statements is dependent upon our ability to obtain sufficient cash to meet our obligations, including the repayment of all amounts owed pursuant to the Blue Torch Financing Agreement, which is scheduled to mature on June 13, 2026. We have failed to meet our leverage ratio and the minimum liquidity financial covenants and SEC periodic filing requirement non-financial covenant under the Blue Torch Financing Agreement, and therefore Blue Torch has the right to accelerate and declare all or any portion of the loans outstanding under the Blue Torch Financing Agreement to be due and payable. Further, upon the filing of our 2023 Form 10-K/A, we failed to comply with the non-financial covenant requiring us to have a report or opinion of our auditor without an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. Based on our current cash and cash equivalents and investment in marketable securities balances and expected future financial results, if the Transactions do not close, we will not have sufficient liquidity to continue operations for at least the next twelve months from the issuance of the accompanying condensed consolidated financial statements. Furthermore, we will not have sufficient cash to repay the balance of the loans outstanding under the Blue Torch Financing Agreement in the event Blue Torch declares all or any portion of the loan to be due and payable.

We entered into the Purchase Agreement with Buyer, pursuant to which we agreed to complete the Transactions. The maritime business to be sold pursuant to the Transactions does not include any part of our satellite network or operations. The purchase price to be paid by Buyer to us at the closing of the Transactions is a cash payment based upon an enterprise value of $233,500, subject to certain adjustments. The Transactions also include a twelve-month transition service and data provision agreement for $7,500. The Purchase Agreement provides that the closing of the Transactions is subject to the satisfaction or waiver of certain closing conditions set forth in the Purchase Agreement.

We believe all conditions to closing contained in the Purchase Agreement have been satisfied or could be satisfied. Notwithstanding our notice to Buyer to that effect, Buyer has failed to consummate the closing. Buyer has cited various reasons for declining to close, including a review of the Transactions by the UK Competition and Markets Authority. We have rejected these reasons. We believe that Buyer’s failure to close is not consistent with the terms of the Purchase Agreement, which do not give Buyer the option to delay closing once all closing conditions have been met.

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

Kpler removed the matter to the District of Delaware, pursuant to a contract term in the Purchase Agreement promising not to contest removal to that court. The District of Delaware initially selected a March 4 trial date, but on February 26, 2025, the court set a trial date of May 28-30, 2025. There is no assurance as to what action the District of Delaware will take with respect to the proceeding initiated by us and there is no assurance as to whether or not the Transactions will be consummated on the terms contemplated or at all. The amount of any damages which may be sought or obtained from Buyer cannot be determined at this time

We intend to use the proceeds from the closing of the Transactions to repay all amounts owed under the Blue Torch Financing Agreement. However, as described above, there is currently no assurance that the Transactions will close or when the Transactions may close. Given the expected delay in the closing of the Transactions, we intend to seek additional equity or debt financing (including securities convertible or exchangeable for equity) and may seek waivers of or amendments to contractual obligations, delay, limit, reduce, or terminate certain commercial efforts, or pursue merger, disposition or other strategies, any of which could adversely affect our business, results of operations, and financial condition. There is no assurance that we will be successful in achieving any of the foregoing. Due to our projected cash needs, including amounts owed pursuant to the Blue

Torch Financing Agreement and our breach of our covenants under the Blue Torch Financing Agreement, there is substantial doubt about our ability to continue as a going concern for a period of at least 12 months from the date of issuance of the accompanying condensed consolidated financial statements. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The $120.0 million term loan was available and drawn at closing, of which $19.7 million was placed in an escrow account by Blue Torch with such amount to be released upon our achieving certain metrics related to annualized recurring revenue and a total annualized recurring revenue leverage ratio. These metrics were achieved and the $19.7 million was released from the escrow account and delivered to us in February 2023. The term loan accrues interest at a floating rate, to be based, at our election, on either a reference rate or a 3-month Term Secured Overnight Financing Rate(“SOFR”) rate (subject to a 1.0% floor), plus an interest rate margin of 7.0% for reference rate borrowings and 8.0% for 3-month Term SOFR borrowings, plus an incremental Term SOFR margin of 0.26161%. We elected the Term SOFR rate which was 13.6084% as of June 30, 2024. Principal on the term loan is only payable at maturity and interest on the term loan is due and payable quarterly for Term SOFR borrowings. We are also required to pay other customary fees and costs in connection with the Blue Torch Credit Facility, including a commitment fee in an amount equal to $2.4 million on the closing date, a $0.3 million agency fee annually and an exit fee in an amount equal to $1.8 million upon termination of the Blue Torch Financing Agreement.

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

On September 27, 2023, we entered into the Waiver and Amendment No. 2 to Financing Agreement (the “Waiver and Amendment”) with Blue Torch and the Lenders, which amends the Blue Torch Financing Agreement to (a) waive an event of default under the Blue Torch Financing Agreement arising out of the total annualized recurring revenue leverage ratio being greater than the permitted ratio, (b) amend the financial covenants to provide covenant relief from the maximum debt to annualized recurring revenue leverage ratio and the maximum debt to EBITDA leverage ratio set forth in the Blue Torch Financing Agreement for future periods, and (c) provide for a second amendment exit fee. The second amendment exit fee is $1.8 million (which is an amount equal to one and a half percent (1.50%) of the aggregate outstanding principal balance of the term loans on the effective date of the Waiver and Amendment), bears interest from the date of the Waiver and Amendment at Adjusted Term SOFR for a 3-month interest period plus the applicable margin under the Financing Agreement, and is payable to Blue Torch by us in cash upon the termination of the Blue Torch Financing Agreement, either as a result of acceleration of the loans or at the final maturity date. The Waiver and Amendment required a repayment by the Company of $2.5 million of the outstanding principal balance of the term loans on October 2, 2023, with a prepayment premium of $0.05 million. The Waiver and Amendment also requires additional reporting if our liquidity level is less than $35.0 million at any time during a month and revises the minimum liquidity covenant to require liquidity of at least $30.0 million at all times, commencing on September 30, 2023, which in both cases represent a $5.0 million incremental change from the original requirements. We were in compliance with all applicable financial covenants as of June 30, 2024.

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

On August 27, 2024, we entered into the Waiver and Amendment No. 4 to Financing Agreement (the “Fourth Amendment”) with Blue Torch and the Lenders, which amends the Blue Torch Financing Agreement to (i) waive events of default under the Blue Torch Financing Agreement arising out of the maximum debt to EBITDA leverage ratio being greater than the ratio permitted by the Blue Torch Financing Agreement and the failure to deliver the financial statements for the fiscal quarter ended

June 30, 2024 required by the Blue Torch Financing Agreement, (ii) amend the financial covenants in the Blue Torch Financing Agreement to provide immediate covenant relief from the leverage ratios set forth in the Blue Torch Financing Agreement and extend the duration of the annualized recurring revenue (ARR) leverage ratio through December 31, 2024, and (iii) provide for a fourth amendment fee. The fourth amendment fee is in an amount equal to three and a half percent (3.50%) of the aggregate outstanding principal balance of the term loans on the effective date of the Fourth Amendment, bears interest from the date of the Fourth Amendment at Adjusted Term SOFR for a 3-month interest period plus the applicable margin under the Blue Torch Financing Agreement, and shall be paid-in-kind and added to the principal balance of the term loans. On August 27, 2024, in accordance with the terms of the Fourth Amendment, we made a prepayment to Blue Torch of $10.0 million in principal, plus an early termination fee of $0.1 million.

On November 11, 2024, we and Blue Torch entered into a forbearance agreement (the “Forbearance Agreement”), pursuant to which each of the lenders party to the Blue Torch Financing Agreement agreed not to exercise their default-related rights and remedies with respect to certain events of default related to the failure to deliver quarterly financial information as of and for the periods ended June 30, 2024 that was required to be provided to the lenders by October 31, 2024, the leverage ratio being greater than required as of June 30, 2024 and our anticipated failure to file the financial statements for the fiscal quarter ended September 30, 2024 with the SEC by November 15, 2024 (collectively, the “Specified Defaults”), until the earliest to occur of (A) the occurrence of any other event of default other than the Specified Defaults, (B) the date on which Blue Torch delivered a notice terminating the forbearance period, which notice could have been delivered at any time upon or after the occurrence of an additional event of default or any breach of the Forbearance Agreement or (C) 11:59 p.m. Eastern Time on December 24, 2024.

Government Loan

As part of the Acquisition in November 2021, we assumed a loan agreement with the Strategic Innovation Fund ("SIF") which was recorded at fair value of the debt. As of June 30, 2024, $5.0 million was included in long-term debt, non-current on our unaudited condensed consolidated balance sheets related to the SIF loan agreement. Under this agreement and subsequent amendment, we were eligible to receive funding for certain expenditures incurred from February 13, 2018 to May 12, 2023, up to a maximum of $5.7 million. The loan is repayable in 15 annual payments beginning February 28, 2026 and has a stated interest rate of zero.

For additional information, see Note 6 to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Equity Distribution Agreement

On September 14, 2022, we entered into the Equity Distribution Agreement with Canaccord Genuity LLC, as sales agent. In accordance with the terms of the Equity Distribution Agreement, we may offer and sell shares of our Class A common stock having an aggregate offering price of up to $85.0 million from time to time through the agent pursuant to a registration statement on Form S-3, which became effective on September 26, 2022. In June 2023, we sold approximately 2.2 million shares of our Class A common stock through this arrangement, resulting in net proceeds of $7.9 million. As of June 30, 2024, approximately $76.8 million of shares were remaining, but had not yet been sold, under the Equity Distribution Agreement.

Cash Flows

The following table summarizes our net cash used in operating activities, net cash used in investing activities, and net cash provided by financing activities for the periods indicated:

	Six Months Ended June 30,
(in thousands)	2024	2023
		(As Restated)
Net cash used in operating activities	$(13,239)	$(28,615)
Net cash used in investing activities	$(22,732)	$(4,098)
Net cash provided by financing activities	$28,407	$28,174

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

Net cash used in operating activities was $13.2 million for the six months ended June 30, 2024. The net cash used in operating activities reflected our net loss of $42.1 million, adjustments for non-cash items of $30.9 million and a net increase of $2.0 million in net operating assets. Non-cash items primarily consisted of $12.5 million of depreciation and amortization expense, $8.4 million of stock-based compensation expense, $2.4 million of issuance of stock warrants expense, a $2.0 million change in fair value of warrant liabilities, $1.8 million of debt issuance amortization costs, $1.8 million of amortization of operating lease right-of-use assets, a $1.2 million change in fair value of contingent earnout liability, and a $0.9 million loss on decommissioned satellites and impairment of assets, partially offset by $0.1 million of other, net. Changes in operating assets and liabilities included a $6.2 million decrease in contract liabilities, a $2.7 million increase in accounts receivable, net, a $1.7 million decrease in operating lease liabilities, a $1.0 million decrease in accounts payable, and a $0.1 million decrease in accrued wages and benefits, partially offset by a $7.7 million decrease in other current assets, a $1.0 million decrease in other long-term assets, a $0.7 million decrease in contract assets and a $0.3 million increase in other accrued expenses.

Net cash used in operating activities was $28.7 million for the six months ended June 30, 2023. The net cash used in operating activities reflected our net loss of $37.0 million, adjustments for non-cash items of $14.9 million and a net increase of $6.6 million in our net operating assets. Non-cash items primarily included $7.9 million of depreciation and amortization expense, $6.0 million of stock-based compensation, $1.1 million of amortization of operating lease right-of-use assets, $1.1 million of debt issuance amortization costs, and $0.5 million of loss on decommissioned satellites, partially offset by a $1.1 million change in fair value of warrant liabilities, $0.3 million of other, net, and a $0.2 million change in fair value of contingent earnout liability. Changes in operating assets and liabilities primarily included a $6.4 million increase in accounts receivable, net, a $2.5 million decrease in accounts payable, a $1.7 million increase in other current assets, a $1.3 million increase in contract assets, and a $0.9 million decrease in operating lease liabilities, partially offset by a $4.6 million increase in contract liabilities, a $0.8 million decrease in other long-term assets, a $0.4 million increase in accrued wages and benefits, and a $0.4 million increase in other accrued expenses.

Cash Flows from Investing Activities

Cash flows from investing activities primarily relate to cash used for business acquisitions, the procurement, development, and deployment of capital assets, including satellites and related launch costs, ground stations, machinery and equipment, furniture, computer equipment and software, and leasehold improvements.

The following table summarizes our net cash used in investing activities relating to capital expenditures by source of spend:

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
(dollars in thousands)	2024	2023	Change	2024	2023	Change
		(As Restated)			(As Restated)
Spire platform / Infrastructure	$1,229	$1,354	(9)%	$1,838	$2,983	(38)%
Customer funded (Space Services)	4,297	1,859	131%	10,747	3,670	193%
Total CapEx	$5,526	$3,213	72%	$12,585	$6,653	89%

Net cash used in investing activities was $22.7 million for the six months ended June 30, 2024. The net cash used in investing activities was driven by purchases of short-term investments of $30.1 million and purchases of property and equipment of $12.6 million, partially offset by maturities of short-term investments of $20.0 million.

Net cash used in investing activities was $4.1 million for the six months ended June 30, 2023. The net cash used in investing activities was driven by purchases of short-term investments of $25.8 million and purchases of property and equipment of $6.7 million, partially offset by maturities of short-term investments of $28.4 million.

Cash Flows from Financing Activities

Cash flows from financing activities relate primarily to net proceeds from the issuance of long-term debt, convertible notes, warrants and Class A common stock.

Net cash provided by financing activities was $28.4 million for the six months ended June 30, 2024. The net cash provided by financing activities was driven by proceeds from the securities purchase agreements with Signal Ocean Ltd. and certain institutional investors of $37.9 million, proceeds from our employee stock purchase plan of $0.4 million, and proceeds from exercise of stock options of $0.3 million, partially offset by payments on long-term debt of $10.1 million.

Net cash provided by financing activities was $28.2 million for the six months ended June 30, 2023. The net cash provided by financing activities was driven by proceeds from long-term debt of $19.9 million, proceeds from issuance of common stock under the Equity Distribution Agreement of $7.9 million, and proceeds from our employee stock purchase plan of $0.4 million. Long term debt proceeds were driven by the second tranche of the Blue Torch loan transaction.

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

There have been no material changes to our critical accounting policies and estimates as compared to those disclosed in Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates” in our 2023 Form 10-K/A.

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

We have experienced and will continue to experience fluctuations in our net loss as a result of gains or losses related to revaluing certain asset and liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. We had losses of $0.8 million and $2.3 million for the three and six months ended June 30, 2024, respectively, and a loss of $0.4 million and a gain of $0.5 million for the three and six months ended June 30, 2023, respectively. A hypothetical 10% strengthening or weakening of the U.S. Dollar relative to the currencies in which our revenue and expenses are denominated would have resulted in an increase or decrease in our pre-tax loss of approximately $1.1 million for the six months ended June 30, 2024.

Interest Rate Sensitivity

As of June 30, 2024, we had cash and cash equivalents totaling $23.5 million, which were held primarily in demand deposit accounts, and $22.3 million in investment in short-term marketable securities. The cash and cash equivalents are held for working capital purposes or strategic investment purposes.

We are exposed to market risks related to fluctuations in interest rates related to the Blue Torch Credit Facility. The Blue Torch Credit Facility accrues interest at a floating rate, to be based, at our election, on either a reference rate or a 3-month Term SOFR rate (subject to a 1.0% floor), plus an interest rate margin of 7.0% for reference rate borrowings and 8.0% for 3-month Term SOFR borrowings, plus an incremental Term SOFR margin of 0.26161%. Accordingly, increases in SOFR could increase our interest payments under the Blue Torch Credit Facility. For example, a hypothetical increase of 100 basis points in the interest rate of the Blue Torch Credit Facility would have an approximately $1.1 million impact on an annual basis on our results of operations. The SIF loan is interest free.

Inflation Risk

We are exposed to inflation risk. Inflationary factors, such as increases in component parts, labor and other overhead expenses, could impair our operating results. Although there has been an increase in inflation in recent periods, it has not had a substantial impact on our results of operations for the three and six months ended June 30, 2024 or 2023. However, a higher rate of inflation in the future may have a negative impact on our operational and capital expenditures which we may not be able to pass along as cost increases to our customers.

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

We performed an evaluation under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule(s) 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2024. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of June 30, 2024 because of the material weaknesses in internal control over financial reporting described below.

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

Risk Assessment

We engaged a third-party consulting firm to assist in designing and implementing a risk assessment process to identify and evaluate changes in the Company’s business and the impact on its internal controls. During fiscal 2023, we conducted a financial risk assessment to identify key business processes and establish internal materiality thresholds. We performed walkthroughs of all key processes, identified key controls, and developed narratives describing risk points, processes, and corresponding controls. A Risk and Control Matrix (“RCM”) was created to serve as the basis for a testing program. During the first six months of fiscal year 2024, we updated our process narratives to reflect improvements we have made to our processes, tested the design of key controls, implemented remediation actions for deficiencies noted during our tests of design, and began our testing of effectiveness of internal controls. We continue to utilize the expertise of a third-party consulting firm, although we expect to place greater reliance on our internal resources as our organization matures.

We engaged a third-party consulting firm to complete an initial Enterprise Risk Assessment (“ERA”). During fiscal 2023, with the assistance of the consulting firm, we identified key risks for technology-based organizations and interviewed management team members and the Chair of the Audit Committee to discuss key risk areas. We reviewed responses received, compiled a list of identified risks, and developed heat maps to depict the likelihood, impact, and preparedness of the Company to respond to the identified risks. Action and testing plans were developed to address the risks. During the three months ended June 30, 2024, we began our annual ERA following the same process implemented during fiscal 2023. We have completed our interviews of management team members, identified and discussed the various risks faced by our business, prioritized five key risks that will be management’s focus, and assigned executive leaders to develop a mitigation response for each key risk. As of June 30, 2024, we planned to identify existing controls that mitigate each key risk, implement new internal controls where appropriate, and create and execute plans of action to mitigate the potential impact of the key risks.

We expect to remediate this material weakness after we complete our testing of design and effectiveness of internal controls for fiscal year 2024. We have completed the creation of mitigation plans for the key risks identified during the ERA.

Segregation of Duties

During fiscal year 2022, we completed our initial assessment on segregation of duties with assistance from a third-party consulting firm and began our analysis across all processes and locations, including establishing appropriate authorities and responsibilities. During 2022, we designed and implemented controls over the segregation of duties related to journal entries and account reconciliations, including the implementation of automated controls that prevent the same person from creating and posting journal entries in our general ledger system. With the hiring of additional personnel including a senior financial system manager in late 2022, and an accounts receivable specialist and a senior accountant in 2023, we were able to implement additional controls to segregate the preparation and review of account reconciliations during fiscal year 2023. During the first three months of fiscal year 2024, we implemented accounting software to automate the segregation between the preparation and review of account reconciliations. Additionally, we have reviewed segregation of duties within our key accounting processes and developed a plan to remediate segregation of duties issues.

Although we have implemented and tested the additional controls as detailed in our remediation plan above, the controls have not been in place and operating for a sufficient period to evaluate if the material weakness has been remediated.

Non-routine, Unusual or Complex Transactions

Over the course of 2022, we hired key accounting personnel and engaged with third-party technical accounting experts to improve our controls related to the identification of and proper application of GAAP accounting for non-routine, unusual, or complex transactions. Since the Merger that occurred in August 2021, warrant instruments have been accounted for in accordance with our accounting policies based on GAAP. During the fourth quarter of 2022, we trained our accounting team and designed new controls to identify and account for the fair value of the contingent earnout liability, and hired a third-party technical accounting firm to assist with the proper application of GAAP for non-routine, unusual, or complex transactions, including any business combinations that may arise in the future. With the addition of the director of technical accounting in fiscal year 2023 and the addition of a chief accounting officer in fiscal year 2024, we have placed greater reliance on our internal resources to address non-routine, unusual, or complex transactions. For the six months ended June 30, 2024, we continued to rely on the expertise of third-party valuation consultants to assist with estimating the fair value of our contingent earnout liability. We will consider engaging third-party accounting consultants for non-routine, unusual or complex transactions in the future to augment our internal resources if the circumstances warrant it.

We have tested the controls designed for non-routine, unusual or complex transactions and are in the process of testing the controls for operating effectiveness. We expect to remediate this material weakness after we have completed our testing of operating effectiveness and finalized our policy for business combinations.

IT General Controls

Management designed and maintained testing and approval controls for program development to ensure that the software is aligned with business and IT requirements. This includes final approval and testing of the software prior to migration to production. We have designed and implemented certain IT general controls (“ITGCs”), including controls over user access rights and privileges and change management. During the six months ended June 30, 2024, we completed our testing of ITGCs and found them to be in place and functioning effectively. We have completed our testing of design and implementation; however, the controls have not been in place and operating for a sufficient period to evaluate if the material weakness has been remediated.

Space Services and R&D Services Contracts

We are implementing measures designed to improve our internal control over financial reporting to remediate this material weakness over the accounting for our Space Services and R&D Services Contracts with customers. In our remediation plan, we are including enhanced training, updating our revenue recognition procedures and engaging external experts to assist with complex revenue contract arrangements.

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

Changes in Internal Control over Financial Reporting

There have been no changes (other than those described above) in our internal control over financial reporting during the fiscal quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We believe all conditions to closing contained in the Purchase Agreement have been satisfied or could be satisfied. Notwithstanding our notice to Buyer to that effect, Buyer has failed to consummate the closing. Buyer has cited various reasons for declining to close, including a review of the Transactions by the UK Competition and Markets Authority. We have rejected these reasons. There is currently no governmental order in effect prohibiting closing and, in the Purchase Agreement, Buyer agreed to “use best efforts, and to take any and all actions necessary, to eliminate each and every impediment that is asserted” by relevant government entities so as to enable the parties to consummate the Transactions promptly. We believe that Buyer’s failure to close is not consistent with the terms of the Purchase Agreement, which do not give Buyer the option to delay closing once all closing conditions have been met.

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

Item 1A. Risk Factors.

Our operations and financial results are subject to various risks and uncertainties. You should carefully consider the factors described in Part I, Item 1A, "Risk Factors" in the 2023 Form 10-K/A, and as described below, which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our stock. Except as set forth below, there have been no material changes to our risk factors included in our 2023 Form 10-K/A. Our business, financial condition, results of operations, or prospects could also be harmed by risks and uncertainties not currently known to us or that we currently do not believe are material.

Failure to complete the Transactions would have a material adverse effect on us.

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

We believe all conditions to closing contained in the Purchase Agreement have been satisfied or could be satisfied. Notwithstanding our notice to Buyer to that effect, Buyer has failed to consummate the closing. Buyer has cited various reasons for declining to close, including a review of the Transactions by the UK Competition and Markets Authority. We have rejected these reasons. We believe that Buyer’s failure to close is not consistent with the terms of the Purchase Agreement, which do not give Buyer the option to delay closing once all closing conditions have been met.

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

If the Transactions are not completed, the market price of our Class A common stock could decline as a result and our business would be adversely affected, including as a result of the need to pay expenses relating to the uncompleted Transactions, such as legal, accounting, printing and financial advisory fees; negative reactions from our employees, customers, suppliers and financing sources, from other persons with whom we have important business relationships and from regulators; and litigation related to the Transactions. If the Purchase Agreement is terminated and we seek to negotiate a similar deal with a different counterparty, we might not be able to find a party willing to enter into a transaction with terms equivalent to or more attractive than the terms agreed to in the Purchase Agreement.

The Transactions, and uncertainty regarding the Transactions, may adversely affect our relationships with customers, suppliers, strategic partners and others and could adversely affect our ability to manage our business.

There is currently uncertainty regarding the completion of the Transactions. This uncertainty and the prospect of the Transactions itself have caused and may continue to cause customers, suppliers, strategic partners and others that deal with us to delay or defer entering into contracts with us or making other decisions concerning us or to seek changes in or cancellation of existing business relationships with us. Delays or deferrals of contracts or other decisions or changes in or cancellations of existing agreements or relationships could in some individual cases or in the aggregate have an adverse impact on our business, regardless of whether the Transactions are ultimately completed.

In addition, under the terms of the Purchase Agreement, we are subject to certain restrictions on the conduct of our business prior to the completion of the Transactions, including being obligated to use commercially reasonable efforts to carry on our business in the ordinary course and not to engage in specified types of actions, subject to certain exceptions. These restrictions could delay or otherwise adversely affect our ability to execute certain of our business strategies or limit our ability to respond to competitive or other developments that arise prior to the completion of the Transactions and could negatively affect our business and operations.

Uncertainties associated with the Transactions may result in our losing management and other key personnel, which could adversely affect our business and operations.

We are dependent on the experience and industry knowledge of our officers and other key management, technical and professional personnel to execute our business plans. Our success will depend in part upon our ability to retain key management and other key personnel. Current and prospective employees of ours may experience uncertainty about their roles with us following the Transactions or have other concerns regarding the timing of the Transactions or the operations of the Company following the Transactions, any of which may have an adverse effect on our ability to retain, attract or motivate key management and other key personnel. If we are unable to retain personnel, including key management, who are critical to future operations, we could face disruptions in our operations, loss of customers, loss of key information, expertise or know-how and unanticipated additional recruitment and training costs. In addition, the loss of key personnel could diminish the anticipated benefits of the Transactions.

We have incurred and expect to incur significant transaction costs in connection with the Transactions.

We have incurred and expected to continue to incur a number of non-recurring costs associated with negotiating and completing the Transactions, including, among others, fees paid to financial, legal, accounting and other advisors, employee retention, severance and benefit costs, filing fees and, potentially, termination fees. These fees and costs have been, and will continue to be, substantial and, in many cases, will be borne by us whether or not the Transactions are completed, and could have an adverse effect on our financial position, results of operations and cash flows.

There is no assurance that we will be able to realize the anticipate benefits from the Transactions.

Even if the Transactions are completed, there is no assurance that we will be able to realize the anticipated benefits from the Transactions. In the event that we complete the Transactions, we will be highly dependent on the success of our remaining businesses. Moreover, there may be post-closing risks associated with the Transactions, which could result in liability to us following the closing of the Transactions.

The U.S. political and economic environment could materially impact our business operations and financial performance, and future budget and program decisions by the new U.S. presidential administration may directly affect us.

The political and economic environment in the U.S. and elsewhere has resulted in and may continue to result in uncertainty. Changing regulatory policies because of the changing political environment could impact our regulatory and compliance costs and future revenues, all of which could materially and adversely affect our business, financial condition and operating results. Failure to adapt to or comply with evolving regulatory requirements or investor or stakeholder expectations and standards could also negatively impact our reputation, access to capital and our stock price.

Additionally, levels of U.S. federal government spending are difficult to predict and subject to significant risk. Considerable uncertainty exists regarding how future budget and program decisions will unfold, including the spending priorities of the new U.S. presidential administration and Congress and what challenges budget reductions will present for us and our industry generally. For example, recent changes at the National Oceanic and Atmospheric Administration, including significant reductions in staffing levels, could impact our existing contracts and/or the timing of payments under those contracts. We are unable to predict whether budget reduction initiatives will impact our contracts with government agencies, and if so, the extent of those impacts. Pressures on and uncertainty surrounding the U.S. federal government’s budget, and potential changes in budgetary priorities, could adversely affect the funding of federal programs on which we rely, which could in turn adversely affect our business, financial condition and operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended June 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement (as defined in the SEC’s rules).

Item 6. Exhibits

The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q, or are incorporated herein by reference, in each case as indicated below.

Exhibit Number		Incorporated by Reference
	Description	Form	File No.	Exhibit	Filing Date
2.1	Share Purchase Agreement, dated November 13, 2024 between Kpler Holding SA and Spire Global, Inc.	8-K	001-39493	2.1	November 13, 2024
3.1	Amended and Restated Certificate of Incorporation, as amended through June 5, 2024.	8-K	001-39493	3.2	June 6, 2024
3.2	Bylaws of Spire Global, Inc.	S-1	333-259733	3.2	September 23, 2021
10.1	Spire Global, Inc. 2021 Equity Incentive Plan, as amended effective June 4, 2024.	8-K	001-39493	10.1	June 6, 2024
10.2	Waiver and Amendment No. 4 to Financing Agreement, dated as of August 27, 2024, among Spire Global, Inc., Spire Global Subsidiary, Inc., Austin Satellite Design, LLC, Blue Torch Finance LLC and the lenders party thereto.	8-K	001-39493	10.1	August 29, 2024
10.3	Employment Contract, effective January 6, 2025, between Celia Pelaz and Spire Global Germany GmbH	8-K	001-39493	10.1	December 3, 2024
10.4	Consulting Agreement, effective August 12, 2024, between Thomas Krywe and Spire Global, Inc.	8-K	001-39493	10.2	December 3, 2024
10.5	Managing Director Service Agreement, dated as December 19, 2024, between Peter Platzer and Spire Global Germany GmbH	8-K	001-39493	10.1	December 20, 2024
10.6	Employment Contract, dated as December 19, 2024, between Theresa Condor and Spire Global Germany GmbH	8-K	001-39493	10.2	December 20, 2024
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

32.1*	Certifications of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 has been formatted in Inline XBRL

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