Form 10-Q
period 2024-09-30
Spire Global, Inc.
filed 2025-03-03
CIK 1816017

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

We caution you that the foregoing list may not contain all of the forward-looking statements made in this Quarterly Report on Form 10-Q. You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations, and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors, including those described in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K/A for the year ended December 31, 2023 and in Part II, Item 1A “Risk Factors” of this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. We cannot assure you that the results, events, and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.

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

PART I—FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

Spire Global, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	September 30,	December 31,
	2024	2023
Assets
Current assets
Cash and cash equivalents	$29,061	$29,136
Marketable securities	7,574	11,726
Accounts receivable, net (including allowance of $251 and $586 as of September 30, 2024 and December 31, 2023, respectively)	9,163	9,911
Contract assets	4,148	4,718
Other current assets	8,255	16,848
Total current assets	58,201	72,339
Property and equipment, net	68,335	60,446
Operating lease right-of-use assets	12,267	14,921
Goodwill	50,126	51,155
Customer relationships	17,538	19,363
Other intangible assets	11,215	12,660
Other long-term assets, including restricted cash	6,509	8,380
Total assets	$224,191	$239,264
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$10,794	$8,012
Accrued wages and benefits	2,562	1,829
Long-term debt, current portion	92,225	—
Contract liabilities, current portion	27,214	31,178
Other accrued expenses	11,004	8,326
Total current liabilities	143,799	49,345
Long-term debt	4,910	114,113
Contract liabilities, non-current	22,566	17,923
Contingent earnout liability	937	220
Deferred income tax liabilities	830	804
Warrant liability	9,495	5,988
Operating lease liabilities, net of current portion	10,808	13,079
Other long-term liabilities	8	8
Total liabilities	193,353	201,480
Commitments and contingencies (Note 9)
Stockholders’ equity
Common stock, $0.0001 par value, 1,000,000,000 Class A and 15,000,000 Class B shares authorized, 25,098,385 Class A and 1,507,325 Class B shares issued and outstanding at September 30, 2024; 21,097,351 Class A and 1,507,325 Class B shares issued and outstanding at December 31, 2023	3	2
Additional paid-in capital	529,526	477,624
Accumulated other comprehensive loss	(8,829)	(4,556)
Accumulated deficit	(489,862)	(435,286)
Total stockholders’ equity	30,838	37,784
Total liabilities and stockholders’ equity	$224,191	$239,264

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Spire Global, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
		(As Restated)		(As Restated)
Revenue	$28,568	$22,126	$88,792	$73,408
Cost of revenue	15,843	12,640	55,927	41,254
Gross profit	12,725	9,486	32,865	32,154
Operating expenses:
Research and development	5,631	7,931	19,185	22,904
Sales and marketing	5,655	6,993	15,941	20,572
General and administrative	12,303	11,223	32,156	33,764
Loss on decommissioned satellites	246	156	953	628
Allowance for current expected credit loss on notes receivable	2,609	—	2,689	—
Total operating expenses	26,444	26,303	70,924	77,868
Loss from operations	(13,719)	(16,817)	(38,059)	(45,714)
Other income (expense):
Interest income	407	540	1,432	1,741
Interest expense	(4,828)	(4,728)	(14,654)	(14,015)
Change in fair value of contingent earnout liability	515	13	(717)	217
Change in fair value of warrant liabilities	854	(119)	(1,109)	984
Issuance of stock warrants	—	—	(2,399)	—
Foreign exchange gain (loss)	4,872	(1,840)	2,573	(1,313)
Other expense, net	(530)	(387)	(1,541)	(1,828)
Total other income (expense), net	1,290	(6,521)	(16,415)	(14,214)
Loss before income taxes	(12,429)	(23,338)	(54,474)	(59,928)
Income tax provision (benefit)	44	(1)	102	436
Net loss	$(12,473)	$(23,337)	$(54,576)	$(60,364)
Basic and diluted net loss per share	$(0.50)	$(1.12)	$(2.30)	$(3.16)
Weighted-average shares used in computing basic and diluted net loss per share	24,921,585	20,756,394	23,745,015	19,117,078

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Spire Global, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
		(As Restated)		(As Restated)
Net loss	$(12,473)	$(23,337)	$(54,576)	$(60,364)
Other comprehensive (loss) gain:
Foreign currency translation adjustments	(1,986)	(1,575)	(4,275)	1,168
Net unrealized gain (loss) on investments (net of tax)	4	(2)	2	35
Comprehensive loss	$(14,455)	$(24,914)	$(58,849)	$(59,161)

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Spire Global, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(In thousands, except share amounts)

(Unaudited)

	Common Stock		Additional Paid in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance, June 30, 2024	26,283,274	$3	$524,567	$(6,847)	$(477,389)	$40,334
Release of Restricted Stock Units	322,436	—	—	—	—	—
Issuance of common stock under Employee Stock Purchase Plan	—	—	—	—	—	—
Exercise of stock options	—	—	—	—	—	—
Stock compensation expense	—	—	4,959	—	—	4,959
Net loss	—	—	—	—	(12,473)	(12,473)
Foreign currency translation adjustments	—	—	—	(1,986)	—	(1,986)
Net unrealized gain on investments (net of tax)	—	—	—	4	—	4
Balance, September 30, 2024	26,605,710	$3	$529,526	$(8,829)	$(489,862)	$30,838

	Common Stock		Additional Paid in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance, December 31, 2023	22,604,676	$2	$477,624	$(4,556)	$(435,286)	$37,784
Release of Restricted Stock Units	907,182	—	—	—	—	—
Issuance of common stock under Employee Stock Purchase Plan	79,903	—	370	—	—	370
Exercise of stock options	37,758		269			269
Stock compensation expense	—	—	13,382	—	—	13,382
Issuance of common stock under Securities Purchase Agreements	2,976,191	1	37,881	—	—	37,882
Net loss	—	—	—	—	(54,576)	(54,576)
Foreign currency translation adjustments	—	—	—	(4,275)	—	(4,275)
Net unrealized gain on investments (net of tax)	—	—	—	2	—	2
Balance, September 30, 2024	26,605,710	$3	$529,526	$(8,829)	$(489,862)	$30,838

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

	Common Stock		Additional Paid in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance, June 30, 2023 (As Restated)	22,186,291	$2	$470,325	$(4,128)	$(394,755)	$71,444
Release of Restricted Stock Units and Performance Stock Units	168,831	—	—	—	—	—
Stock compensation expense	—	—	3,530	—	—	3,530
Redemption of fractional shares due to reverse stock split	(47)	—	(1)	—	—	(1)
Net loss (As Restated)	—	—	—	—	(23,337)	(23,337)
Foreign currency translation adjustments (As Restated)	—	—	—	(1,575)	—	(1,575)
Net unrealized loss on investments (net of tax)	—	—	—	(2)	—	(2)
Balance, September 30, 2023 (As Restated)	22,355,075	$2	$473,854	$(5,705)	$(418,092)	$50,059

	Common Stock		Additional Paid in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance, December 31, 2022	19,467,183	$2	$455,765	$(6,908)	$(357,728)	$91,131
Release of Restricted Stock Units	603,120	—	—	—	—	—
Issuance of common stock under Employee Stock Purchase Plan	83,707	—	422	—	—	422
Stock compensation expense	—	—	9,516	—	—	9,516
Issuance of common stock under the Equity Distribution Agreement, net	2,166,384	—	7,866	—	—	7,866
Conversion of warrants to common stock	34,728	—	286	—	—	286
Redemption of fractional shares due to reverse stock split	(47)	—	(1)	—	—	(1)
Net loss (As Restated)	—	—	—	—	(60,364)	(60,364)
Foreign currency translation adjustments (As Restated)	—	—	—	1,168	—	1,168
Net unrealized gain on investments (net of tax)	—	—	—	35	—	35
Balance, September 30, 2023 (As Restated)	22,355,075	$2	$473,854	$(5,705)	$(418,092)	$50,059

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Spire Global, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2024	2023
		(As Restated)
Cash flows from operating activities
Net loss	$(54,576)	$(60,364)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	16,351	11,642
Stock-based compensation	13,382	9,516
Amortization of operating lease right-of-use assets	4,104	2,185
Amortization of debt issuance costs	2,901	1,595
Change in fair value of warrant liabilities	1,109	(984)
Change in fair value of contingent earnout liability	717	(217)
Issuance of stock warrants	2,399	—
Loss on decommissioned satellites and impairment of assets	1,474	630
Other, net	(232)	(526)
Changes in operating assets and liabilities:
Accounts receivable, net	741	(4,834)
Contract assets	812	(345)
Other current assets	8,660	(7,396)
Other long-term assets	1,544	1,261
Accounts payable	1,478	(767)
Accrued wages and benefits	675	1,249
Contract liabilities	452	10,991
Other accrued expenses	2,892	(1,125)
Operating lease liabilities	(4,134)	(1,945)
Net cash provided by (used in) operating activities	749	(39,434)
Cash flows from investing activities
Purchases of short-term investments	(30,147)	(37,752)
Maturities of short-term investments	34,897	41,500
Purchase of property and equipment	(21,491)	(11,993)
Net cash used in investing activities	(16,741)	(8,245)
Cash flows from financing activities
Proceeds from Securities Purchase Agreements, net	37,881	—
Proceeds from long-term debt	—	19,886
Proceeds from issuance of common stock under the Equity Distribution Agreement, net	—	7,866
Payments on long-term debt	(20,113)	—
Proceeds from exercise of stock options	269	—
Proceeds from employee stock purchase plan	370	422
Net cash provided by financing activities	18,407	28,174
Effect of foreign currency translation on cash, cash equivalents and restricted cash	(2,486)	2,291
Net decrease in cash, cash equivalents and restricted cash	(71)	(17,214)
Cash, cash equivalents and restricted cash
Beginning balance	29,641	47,569
Ending balance	$29,570	$30,355
Supplemental disclosure of cash flow information
Cash paid for interest	$10,964	$12,068
Income taxes paid	$46	$585
Noncash operating, investing and financing activities
Property and equipment purchased but not yet paid	$2,009	$2,603
Right-of-use assets obtained in exchange for lease liabilities	$490	$4,795
Accrued long-term debt issuance costs	$—	$1,875
Conversion of warrants to Class A common stock	$—	$286
Issuance of stock warrants with long-term debt (Note 8)	$—	$2,579

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

On September 14, 2022, the Company entered into an Equity Distribution Agreement (the “Equity Distribution Agreement”) with Canaccord Genuity LLC, as sales agent (the “Agent”). In accordance with the terms of the Equity Distribution Agreement, the Company may offer and sell its Class A common stock, having an aggregate offering price of up to $85,000 from time to time through the Agent pursuant to a registration statement on Form S-3, which became effective on September 26, 2022. Under the Equity Distribution Agreement, the Company sold (i) 2,166,389 shares of its Class A common stock during the year ended December 31, 2023 for gross proceeds of $8,235 and (ii) no shares during the nine months ended September 30, 2024.

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

Restatement of Financial Statements

On March 3, 2025, the Company filed its Annual Report on Form 10-K/A for the year ended December 31, 2023 (the “Form 10-K/A”), which included audited restated consolidated financial statements as of and for the fiscal years ended December 31, 2023 and December 31, 2022, as well as unaudited restated condensed consolidated financial information as of the quarter ends and for the interim periods in the fiscal years ended December 31, 2023 and 2022 (collectively, the “Affected Periods”) to make corrections related to consideration of embedded leases for a contract in its “Space as a Service” business (the “Space Services Contract”), recognition of an allowance for current expected credit losses related to a note receivable issued to a customer, revenue recognition for contracts in its customer-funded or co-funded research and development arrangements (the “R&D Services Contracts,” and together with the Space Services Contracts, the “Space Services and R&D Services Contracts”) and Space Services Contracts, and income statement classification of costs related to R&D Services Contracts. The Form 10-K/A included corrections to the condensed consolidated financial statements for the Affected Periods presented in this Quarterly Report on Form 10-Q. Therefore, the Company has reflected these corrections to the condensed consolidated financial statements for prior periods presented in this Quarterly Report on Form 10-Q. Additionally, prior period amounts in the applicable notes to the condensed consolidated financial statements have been corrected. Refer also to Note 13 of Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q for unaudited restated condensed consolidated financial information for the three and nine months ended September 30, 2023.

2.
Summary of Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements and accompanying notes are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and regulations of the U.S. Securities and Exchange Commission (the “SEC”) for interim financial reporting.

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

Results of operations for the three and nine months ended September 30, 2024, are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2024.

Spire Global, Inc.

Notes to Condensed Consolidated Financial Statements

(In thousands, except shares and per share data, unless otherwise noted)

(Unaudited)

Liquidity Risks and Uncertainties

The Company has a history of operating losses and negative cash flows from operations since inception. During the nine months ended September 30, 2024, net loss was $54,576, cash provided by operations was $749 and the Company received net proceeds of $9,825 from the Private Placement, and $28,056 from the Offering. The Company held cash and cash equivalents of $29,061, excluding restricted cash of $509, and investment in short-term marketable securities of $7,574 as of September 30, 2024.

The Company’s ability to continue as a going concern for the next 12 months from the date of issuance of these condensed consolidated financial statements is dependent upon its ability to obtain sufficient cash to meet its obligations, including the repayment of all amounts owed pursuant to the Blue Torch Financing Agreement. The Company has failed to meet its leverage ratio and minimum liquidity financial covenants and SEC periodic filing requirement non-financial covenant under the Blue Torch Financing Agreement, and therefore Blue Torch Finance LLC (“Blue Torch”) has the right to accelerate and declare all or any portion of the loans outstanding under the Blue Torch Financing Agreement to be due and payable. Further, upon the filing of the Form 10-K/A, the Company failed to comply with the non-financial covenant requiring the Company to have a report or opinion of its auditor without an explanatory paragraph expressing substantial doubt about its ability to continue as a going concern. Based on the Company’s current cash and cash equivalents and investment in marketable securities balances and expected future financial results, if the Transactions do not close, the Company will not have sufficient liquidity to continue operations for at least the next twelve months from the issuance of these condensed consolidated financial statements. Furthermore, the Company will not have sufficient cash to repay the balance of the loans outstanding under the Blue Torch Financing Agreement in the event Blue Torch declares all or any portion of the loans to be due and payable.

The Company entered the Purchase Agreement with Buyer, pursuant to which the Company agreed to complete the Transactions. The maritime business to be sold pursuant to the Transactions does not include any part of the Company’s satellite network or operations. The purchase price to be paid by Buyer to the Company at the closing of the Transactions is a cash payment based upon an enterprise value of $233,500, subject to certain adjustments. The Transactions also include a twelve-month transition service and data provision agreement for $7,500. The Purchase Agreement provides that the closing of the Transactions is subject to the satisfaction or waiver of certain closing conditions set forth in the Purchase Agreement.

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

The U.S. Dollar exhibited a decrease in strength against the local functional currencies of our foreign subsidiaries for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023. The U.S. Dollar's decrease had a positive impact on the Company's revenue, as approximately one-third of the Company's sales are conducted in foreign currencies. Conversely, the decrease in the value of the U.S. Dollar had an unfavorable impact on the Company's expenses, given that a majority of the Company's workforce resides in countries other than the United States.

The macroeconomic environment has caused existing or potential customers to re-evaluate their decision to purchase the Company's offerings, at times resulting in additional customer discounts, extended payment terms, and longer sales cycles.

The Russian invasion of Ukraine and the continued conflict created additional global sanctions, which caused scheduling shifts or launch cancellations by third-party satellite launch providers and negatively impacted the availability of launch windows for the Company's constellation replenishment efforts.

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

In November 2023, the Company updated the estimated useful lives for 43 capitalized satellites and related launch costs based on updated de-orbit dates. This change represents a change in accounting estimate and the impact of the change was a decrease in loss from continuing operations before income taxes of approximately $225, or $0.01 per basic and diluted share, and an increase in loss from continuing operations before income taxes of approximately $4,367 or $0.18 per basic and diluted share, for the three and nine months ended September 30, 2024, respectively.

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

The following table shows components of cash, cash equivalents, and restricted cash reported on the condensed consolidated balance sheets and in the condensed consolidated statements of cash flows as of the dates indicated:

	September 30,	December 31,
	2024	2023
Cash and cash equivalents	$29,061	$29,136
Restricted cash included in Other long-term assets	509	497
	$29,570	$29,633

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash, cash equivalents and restricted cash, marketable securities, and accounts receivable. The Company typically has cash accounts in excess of Federal Deposit Insurance Corporation insurance coverage limits. The Company has not experienced any losses on such accounts and management believes that the Company’s risk of loss is remote. The Company has $4,500 note receivable and $709 accrued interest receivables relating to one customer. The Company has established a $3,907 allowance for current expected credit loss for the note receivable and accrued interest receivable as of September 30, 2024.

The Company has a concentration of contractual revenue arrangements with various government agencies. Entities under common control are reported as a single customer. As of September 30, 2024, and December 31, 2023, the Company did not have any customers that accounted for more than 10% of the Company’s total accounts receivable.

The following customers represented 10% or more of the Company’s total revenue for each of the following periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
		(As Restated)		(As Restated)
Customer A	12%	*	*	*
Customer B(1)	20%	19%	22%	28%
Customer C	*	*	11%	*

* Revenue from this customer was less than 10% of total revenue during the period.

(1) Consists of multiple U.S. government agencies, of which one government agency represented greater than 10% of total revenue for each of the three months ended September 30, 2024 and 2023, and another government agency represented greater than 10% of the total revenue for the nine months ended September 30, 2023.

Related Parties

In conjunction with the Company's acquisition of exactEarth in November 2021, Myriota Pty Ltd (“Myriota”), an existing Spire customer, became a related party as a result of exactEarth's approximately 13% ownership of Myriota at the time of acquisition. As of September 30, 2024, the Company had 11.5% ownership of Myriota. The investment in Myriota of $1,233 and $2,216 was included in other long-term assets, including restricted cash on the condensed consolidated balance sheets as of September 30, 2024, and December 31, 2023, respectively. The Company accounts for this investment using the equity method of accounting. The Company's share of earnings or losses on the investment is recorded on a one month lag, due to the timing of receiving financial statements from Myriota, as a component of other expense, net in the condensed consolidated statements of operations. The Company generated $115 and $558 in revenue from Myriota for the three and nine months ended September 30, 2024, respectively, and had no accounts receivable, and $180 of contract liabilities, noncurrent from Myriota, as of September

Spire Global, Inc.

Notes to Condensed Consolidated Financial Statements

(In thousands, except shares and per share data, unless otherwise noted)

(Unaudited)

30, 2024. The Company generated $216 and $679 in revenue from Myriota for the three and nine months ended September 30, 2023, respectively, and had no accounts receivable from Myriota as of December 31, 2023.

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

3.
Revenue, Contract Assets, Contract Liabilities and Remaining Performance Obligations

Disaggregation of Revenue

Revenue from subscription-based contracts was $20,200 and $57,959, or 71% and 65% of total revenue, for the three and nine months ended September 30, 2024, respectively, and was $16,604 and $56,450, or 75% and 77% of total revenue, for the three and nine months ended September 30, 2023, respectively. Revenue from non-subscription-based contracts was $8,368 and $30,833, or 29% and 35% of total revenue, for the three and nine months ended September 30, 2024, respectively, and was $5,522 and $16,657, or 25% and 23% of total revenue, for the three and nine months ended September 30, 2023, respectively.

The following revenue disaggregated by geography, derived from billing addresses, was recognized:

	Three Months Ended September 30, 2024		Nine Months Ended September 30, 2024
Americas (1)	$14,304	50%	$50,864	57%
EMEA(2)	12,334	43%	31,729	36%
Asia Pacific	1,930	7%	6,199	7%
Total	$28,568	100%	$88,792	100%

	Three Months Ended September 30, 2023		Nine Months Ended September 30, 2023
	(As Restated)		(As Restated)
Americas (1)	$9,534	43%	$37,772	51%
EMEA(2)	8,890	40%	25,482	35%
Asia Pacific	3,702	17%	10,154	14%
Total	$22,126	100%	$73,408	100%

(1)
U.S. represented 44% and 42% of total revenue for the three and nine months ended September 30, 2024, respectively, and 37% and 42% of total revenue for the three and nine months ended September 30, 2023, respectively. Canada represented 15% of total revenue for the nine months ended September 30, 2024.
(2)
United Kingdom represented 11% and 13% of total revenue for the nine months ended September 30, 2024 and 2023, respectively. France represented 16% of total revenue for the three months ended September 30, 2024, and United Kingdom represented 15% of total revenue for the three months ended September 30, 2023.

Contract Assets

As of September 30, 2024, contract assets were $4,148, which was reported in contract assets on the Company's condensed consolidated balance sheets. As of December 31, 2023, contract assets were $4,917, of which $4,718 was reported in contract assets, and $199 was reported in other long-term assets, including restricted cash on the Company's condensed consolidated balance sheets.

Spire Global, Inc.

Notes to Condensed Consolidated Financial Statements

(In thousands, except shares and per share data, unless otherwise noted)

(Unaudited)

Changes in contract assets for the nine months ended September 30, 2024 and 2023 were as follows:

	2024	2023
		(As Restated)
Balance as of January 1	$4,917	$2,881
Contract assets recorded during the period	3,967	3,233
Reclassified to accounts receivable during the period	(4,724)	(2,880)
Other	(12)	(1)
Balance as of September 30	$4,148	$3,233

Contract Liabilities

As of September 30, 2024, contract liabilities were $49,780, of which $27,214 was reported in contract liabilities, current portion, and $22,566 was reported in other long-term liabilities on the Company’s condensed consolidated balance sheets. As of December 31, 2023, contract liabilities were $49,101, of which $31,178 was reported in contract liabilities, current portion, and $17,923 was reported in other long-term liabilities on the Company’s condensed consolidated balance sheets.

Changes in contract liabilities for the nine months ended September 30, 2024 and 2023 were as follows:

	2024	2023
		(As Restated)
Balance as of January 1	$49,101	$34,873
Contract liabilities recorded during the period	33,650	29,286
Revenue recognized during the period	(33,202)	(18,347)
Other	231	(129)
Balance as of September 30	$49,780	$45,683

Remaining Performance Obligations

The Company has performance obligations associated with commitments in customer contracts for future services that have not yet been recognized as revenue. These commitments for future services exclude (i) contracts with an original term of one year or less, and (ii) cancellable contracts. As of September 30, 2024, the amount not yet recognized as revenue from these commitments was $200,117.

The Company expects to recognize its remaining performance obligations as of September 30, 2024, over the following periods:

	September 30, 2024
1 to 12 months	$75,308	38%
13 to 24 months	34,899	17%
25 to 36 months	23,581	12%
Remaining	66,329	33%
Total	$200,117	100%

4.
Balance Sheet Components

Other current assets consisted of the following:

	September 30,	December 31,
	2024	2023
Technology and other prepaid contracts	$3,114	$9,874
Notes receivable	1,125	3,344
Other receivables	1,394	1,476
Prepaid insurance	1,704	487
Deferred contract costs	468	1,238
Other	450	429
Other current assets	$8,255	$16,848

Spire Global, Inc.

Notes to Condensed Consolidated Financial Statements

(In thousands, except shares and per share data, unless otherwise noted)

(Unaudited)

Property and equipment, net consisted of the following:

	September 30,	December 31,
	2024	2023
Satellites in-service	$41,392	$59,751
Internally developed software	1,760	2,138
Ground stations in-service	4,449	4,444
Leasehold improvements	6,001	5,800
Machinery and equipment	4,513	4,787
Computer equipment	1,807	1,908
Computer software and website development	99	99
Furniture and fixtures	1,393	1,336
	61,414	80,263
Less: Accumulated depreciation and amortization	(26,304)	(36,326)
	35,110	43,937
Satellite, launch, and ground station work in progress	32,814	16,483
Finished satellites not yet placed in-service	411	26
Property and equipment, net	$68,335	$60,446

Depreciation and amortization expense related to property and equipment was $2,328 and $13,733 for the three and nine months ended September 30, 2024, respectively. Depreciation and amortization expense related to property and equipment was $2,877 and $8,998 for the three and nine months ended September 30, 2023, respectively.

The Company recorded losses of $246 and $953 on decommissioned satellites for the three and nine months ended September 30, 2024, respectively. The Company recorded losses of $156 and $628 on decommissioned satellite for the three and nine months ended September 30, 2023, respectively.

Other accrued expenses consisted of the following:

	September 30,	December 31,
	2024	2023
Operating lease liabilities, current	$3,180	$3,506
Accrued operating costs	1,513	913
Professional services	2,027	1,088
Corporate and sales tax	233	285
Accrued interest	907	853
Software	1,741	754
Other	1,403	927
Other accrued expenses	$11,004	$8,326

Spire Global, Inc.

Notes to Condensed Consolidated Financial Statements

(In thousands, except shares and per share data, unless otherwise noted)

(Unaudited)

5.
Goodwill and Intangible Assets

The following table summarizes changes in goodwill balance:

Balance at December 31, 2023	$51,155
Impact of foreign currency translation	(1,029)
Balance at September 30, 2024	$50,126

Intangible assets consisted of the following:

	September 30, 2024
	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$22,955	$(5,417)
Developed technology	13,046	(3,080)
Trade names	2,211	(1,253)
Patents	419	(334)
FCC licenses	480	(274)
	$39,111	$(10,358)

	December 31, 2023
	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$23,427	$(4,064)
Developed technology	13,313	(2,312)
Trade names	2,257	(940)
Backlog	3,117	(3,117)
Patents	419	(308)
FCC licenses	480	(249)
	$43,013	$(10,990)

As of September 30, 2024, the weighted-average amortization period for customer relationships and developed technology was 9.2 years, for trade names was 2.2 years, and for patents and FCC licenses was 5.7 years. Amortization expense related to intangible assets was $871 and $2,619 for the three and nine months ended September 30, 2024, respectively, and $881 and $2,644 for the three and nine months ended September 30, 2023, respectively.

No impairment charges were recognized for the three and nine months ended September 30, 2024 and 2023. The patents asset balance included $32 and $57 of capitalized patent costs that will begin amortization upon the issuance of an official patent right to the Company as of September 30, 2024 and December 31, 2023, respectively.

As of September 30, 2024, the expected future amortization expense of intangible assets is as follows:

Fiscal year ending December 31,	Future Amortization Expense
Remainder of 2024	$876
2025	3,498
2026	3,452
2027	3,038
2028	3,035
Thereafter	14,822
28,721
Capitalized patent costs, unissued	32
$28,753

Spire Global, Inc.

Notes to Condensed Consolidated Financial Statements

(In thousands, except shares and per share data, unless otherwise noted)

(Unaudited)

6.
Long-Term Debt

Long-term debt consisted of the following:

	September 30,	December 31,
	2024	2023
Blue Torch term loan	$—	$117,996
Other	4,910	5,128
Total long-term debt	4,910	123,124
Less: Debt issuance costs	—	(9,011)
Non-current portion of long-term debt	$4,910	$114,113

The Company recorded interest expense, including amortization of deferred issuance costs from long-term debt of $4,825 and $14,650 for the three and nine months ended September 30, 2024, respectively, and $4,729 and $14,012 for the three and nine months ended September 30, 2023, respectively.

As of September 30, 2024, the scheduled principal payments of long-term debt was as follows:

Fiscal year ending December 31,	Future Principal Payments
Remainder of 2024	$—
2025	—
2026	273
2027	327
2028	328
Thereafter	3,982
Total debt payments	$4,910

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

The $120,000 term loan was available and drawn at closing, of which $19,735 was placed in an escrow account by Blue Torch with such amount to be released upon the Company achieving certain metrics related to annualized recurring revenue and a total annualized recurring revenue leverage ratio. These metrics were achieved and the $19,735 was released from the escrow account and delivered to the Company in February 2023. The term loan accrues interest at a floating rate, to be based, at the Company's election, on either a reference rate or a 3-month Term Secured Overnight Financing Rate (“SOFR”) (subject to a 1.0% floor), plus an interest rate margin of 7.0% for reference rate borrowings and 8.0% for 3-month Term SOFR borrowings, plus an incremental Term SOFR margin of 0.26161%. The Company elected the Term SOFR rate which was 13.1929% as of September 30, 2024. Principal on the term loan is only payable at maturity and interest on the term loan is due and payable quarterly for Term SOFR borrowings. The Company is also required to pay other customary fees and costs in connection with the Blue Torch Credit Facility, including a commitment fee in an amount equal to $2,400 on the closing date, a $250 annual agency fee and an exit fee of $1,800 upon termination of the Blue Torch Financing Agreement.

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

On September 27, 2023, in connection with the Waiver and Amendment, the Company and certain affiliates of Blue Torch amended and restated the 2022 Blue Torch Warrants to reduce the per share exercise price from $16.08 to $5.44. The Company also concurrently issued new warrants to certain Blue Torch affiliates that are exercisable for an additional 597,082 shares of the Company’s Class A common stock at a per share exercise price of $5.44 (the “2023 Blue Torch Warrants” and together with the 2022 Blue Torch Warrants and the Urgent Warrants, the “Credit Agreement Warrants”).

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

As the Company was not in compliance with its leverage ratio and minimum liquidity financial covenants and SEC periodic filing requirement non-financial covenant under the Blue Torch Financing Agreement, the balance due was reflected as a current liability in the condensed consolidated balance sheets as of September 30, 2024.

Government Loan

In November 2021, the Company completed the Acquisition and assumed an interest free loan agreement with the Strategic Innovation Fund(“SIF”) which was recorded at an amount equal to the proceeds received. Under this agreement and subsequent amendment, the Company was eligible to receive funding for certain expenditures incurred from February 13, 2018 to May 12, 2023, up to a maximum of $5,701. The SIF loan agreement of $4,910 and $5,128 was included in long-term debt, non-current on the condensed consolidated balance sheets as of September 30, 2024, and December 31, 2023, respectively. Any amount outstanding under this loan is repayable in 15 annual payments beginning February 28, 2026, and has a stated interest rate of zero.

7.
Leases

Lease expenses were $1,118 and $3,443 for the three and nine months ended September 30, 2024, respectively, and were $1,217 and $3,469 for the three and nine months ended September 30, 2023, respectively. Aggregate variable lease expenses and short-term lease expenses were $322 and $923 for the three and nine months ended September 30, 2024, respectively, and were $147 and $434 for the three and nine months ended September 30, 2023, respectively.

Spire Global, Inc.

Notes to Condensed Consolidated Financial Statements

(In thousands, except shares and per share data, unless otherwise noted)

(Unaudited)

The following table provides the required information regarding the Company's leases for which the Company is the lessee:

	September 30,	December 31,
	2024	2023
Assets
Right-of-use assets	$12,267	$14,921
Liabilities
Current	$3,180	$3,506
Non-current	10,808	13,079
Total lease liabilities	$13,988	$16,585
Weighted-average remaining lease term (years)	5.0	5.4
Weighted-average discount rate	9%	8%

Approximately 83% of the Company's right-of-use (“ROU”) assets and lease liabilities relate to office facilities leases, with the remaining amounts representing primarily ground station leases.

As of September 30, 2024, the maturity of operating lease liabilities are as follows:

Fiscal year ending December 31,
Remainder of 2024	$1,101
2025	4,137
2026	3,709
2027	2,592
2028	1,922
Thereafter	3,708
Total lease payments	17,169
Less: Interest on lease payments	(3,181)
Present value of lease liabilities	$13,988

Operating cash flows paid included in the measurement of operating lease liabilities were $898 and $4,134 for the three and nine months ended September 30, 2024, respectively, and were $1,055 and $1,945 for the three and nine months ended September 30, 2023, respectively, and were included in net cash used in operating activities in the condensed consolidated statements of cash flows. Amortization of ROU assets was $801 and $4,104 for the three and nine months ended September 30, 2024, respectively, and was $1,057 and $2,185 for the three and nine months ended September 30, 2023, respectively.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables present the Company’s fair value hierarchy for its financial instruments that are measured at fair value on a recurring basis.

	September 30, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents:
Money market funds	$2,520	$—	$—	$2,520
	$2,520	$—	$—	$2,520
Marketable securities:
U.S. treasury bills and bonds	$7,574	$—	$—	$7,574
Corporate bonds	—	—	—	0
Commercial paper	—	—	—	0
	$7,574	$—	$—	$7,574

Long-term liabilities:
Credit Agreement Warrants	$—	$9,495	$—	$9,495
Contingent earnout liability	—	—	937	937
	$—	$9,495	$937	$10,432

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents:
Money market funds	$10,114	$—	$—	$10,114
	$10,114	$—	$—	$10,114
Marketable securities:
U.S. treasury bills and bonds	$8,840	$—	$—	$8,840
Commercial paper	—	1,395	—	1,395
U.S. government and agency securities	—	1,491	—	1,491
	$8,840	$2,886	$—	$11,726

Long-term liabilities:
Credit Agreement Warrants	$—	$5,988	$—	$5,988
Contingent earnout liability	—	—	220	220
	$—	$5,988	$220	$6,208

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

The table below quantifies the significant inputs used for the Credit Agreement Warrants:

	September 30,	December 31,
	2024	2023
Fair value of the Company’s Class A common stock	$9.99	$7.82
Exercise price	$5.44 - 16.08	$5.44 - 16.08
Risk-free interest rate	3.67% - 3.81%	3.88%
Expected volatility factor	96.0%	55.0%
Expected dividend yield	—%	—%
Remaining contractual term (in years)	7.7 - 9.0	8.5 - 9.7

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

The table below quantifies the significant inputs used for the contingent earnout liability:

	September 30,	December 31,
	2024	2023
Fair value of the Company’s Class A common stock	$9.99	$7.82
Risk-free interest rate	3.70%	4.09%
Expected volatility factor	96.0%	55.0%
Earnout expiration date	August 16, 2026	August 16, 2026

The following table presents a summary of the changes in the fair value of the Company’s Level 3 financial instruments that are measured at fair value on a recurring basis:

Contingent Earnout Liability
Fair value as of December 31, 2023	$220
Change in fair value of contingent earnout liability	717
Fair value as of September 30, 2024	$937

Cash and Cash Equivalents and Marketable Securities

The following tables summarize the Company's cash, cash equivalents and available-for-sale securities by significant marketable securities category:

	September 30, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$26,541	$—	$—	$26,541
Cash equivalents:
Money market funds	2,520	—	—	2,520
	$29,061	$—	$—	$29,061
Marketable Securities:
U.S. treasury bills and bonds	$7,571	$—	$3	$7,574
Corporate bonds	—	—	—	-
Commercial paper	—	—	—	-
	$7,571	$—	$3	$7,574

	December 31, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$19,022	$—	$—	$19,022
Cash equivalents:
Money market funds	10,114	—	—	10,114
	$29,136	$—	$—	$29,136
Marketable Securities:
U.S. treasury bills and bonds	$8,838	$2	$—	$8,840
Commercial paper	1,395	—	—	1,395
U.S. government and agency securities	1,492	—	(1)	1,491
	$11,725	$2	$(1)	$11,726

Spire Global, Inc.

Notes to Condensed Consolidated Financial Statements

(In thousands, except shares and per share data, unless otherwise noted)

(Unaudited)

The following table represents amortized cost and estimated fair value of marketable securities, by contractual maturity:

	September 30, 2024
	Amortized Cost	Fair Value
Due in one year or less	$7,571	$7,574

In accordance with the Company's investment policy, investments are placed in investment grade securities with high credit quality issuers, and generally limit the amount of credit exposure to any one issuer. The Company evaluates securities for impairment at the end of each reporting period. The Company did not record any impairment charges related to its available-for-sale securities during the three and nine months ended September 30, 2024 and 2023.

9.
Commitments and Contingencies

L3Harris Commitment

In conjunction with the Acquisition, the Company acquired the agreement (the “L3Harris Agreement) with L3Harris Technologies, Inc. (“L3Harris”) to receive satellite automatic identification system (“S-AIS”) data from the L3Harris AppStar payloads on-board Iridium NEXT Constellation, Iridium's Real-Time, Second-Generation satellite constellation with 58 AppStar payloads. Under the Amended and Restated L3Harris Agreement dated January 21, 2020 (the “A&R L3Harris Agreement”), the Company incurs a fixed fee of $358 per month. The A&R L3Harris Agreement expires on August 7, 2031.

Under the A&R L3Harris Agreement, the Company will pay a 30% share of S-AIS data revenues for the portion of exactEarth annual S-AIS data revenue which is in excess of $16,000. No revenue share was owed to L3Harris under the A&R L3Harris Agreement, with respect to AIS Analytics sales, as of or for the three and nine months ended September 30, 2024 and 2023. The Company recognized $1,239 and $3,722 in cost of revenue on the condensed consolidated statements of operations for costs incurred to acquire exclusive access rights to data generated from satellites for the three and nine months ended September 30, 2024, respectively, and $1,243 and $3,731 for the three and nine months ended September 30, 2023, respectively.

The following table summarizes the operational fees commitment under the A&R L3Harris Agreement, which includes the fixed payment obligations to L3Harris:

Future Payment Obligations
Fiscal year ending December 31,
Remainder of 2024	$1,075
2025	4,300
2026	4,300
2027	4,300
2028	4,300
Thereafter	11,189
$29,464

Note Receivable

The Company has outstanding a $4,500 note receivable plus accrued interest of $709 issued to a Space Services customer as of September 30, 2024. The note and accrued interest were due in October 2024. The Company is aware that the customer has been using cash in its operations and its available cash is low. Given the customer's financial performance, there is an indication that it will not have sufficient cash available to repay the note when it is due. The customer has announced that it has secured a financing arrangement with its principal shareholder that would provide it sufficient funds to repay the note and the customer has asserted to the Company its intention to repay the note. The Company believes that a loss of the entire principal value and accrued interest is reasonably possible but not probable. The Company recorded a provision for the current expected credit loss of $3,907 as of September 30, 2024.

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

10.
Stock-Based Compensation

In connection with the Closing, the Company adopted the 2021 Equity Incentive Plan (the “2021 Plan”) and the 2021 Employee Stock Purchase Plan (the “2021 ESPP”). The number of shares available for issuance under the 2021 Plan is increased on the first day of each fiscal year, beginning on January 1, 2022, in an amount as provided in the 2021 Plan. Pursuant to this automatic increase feature of the 2021 Plan, 1,054,867 shares were added as available for issuance thereunder on January 1, 2024. As of September 30, 2024, 690,690 shares were available for issuance under the 2021 Plan.

The number of shares available for issuance under the 2021 ESPP is increased on the first day of each fiscal year, beginning on January 1, 2022, in an amount as provided in the 2021 ESPP. Pursuant to this automatic increase feature of the 2021 ESPP, 210,973 shares were added as available for issuance thereunder on January 1, 2024. As of September 30, 2024, 663,756 shares were available for issuance under the 2021 ESPP.

The following table summarizes stock option activity under our equity compensation plans:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ('000)
			(in years)
Options outstanding as of December 31, 2023	2,198,552	$17.11	5.0
Granted	33,901	$10.17
Exercised	(37,758)	$7.13
Forfeited, canceled, or expired	(196,734)	$21.66
Options outstanding as of September 30, 2024	1,997,961	$16.74	4.7	$1,117
Vested and expected to vest at September 30, 2024	1,997,961	$16.74	4.7	$1,117
Exercisable at September 30, 2024	1,912,896	$16.56	4.6	$1,117

The aggregate intrinsic value of options exercised was $189 and the cash proceeds from the options exercised was $269 during the nine months ended September 30, 2024. There were no options exercised during the nine months ended September 30, 2023. The aggregate fair value of options vested was $2,435 and $2,795 during the nine months ended September 30, 2024 and 2023, respectively. There were 33,901 and 61,446 options granted during the nine months ended September 30, 2024 and 2023, respectively. The weighted-average grant date fair value of such options granted was $10.17 and $5.37 during the nine months ended September 30, 2024 and 2023, respectively.

The following table summarizes restricted stock unit ("RSU") activity under the 2021 Plan:

	Number of RSUs	Weighted Average Grant Date Fair Value per Share
Outstanding as of December 31, 2023	1,847,583	$10.17
RSUs granted	3,101,757	$12.09
RSUs vested	(907,182)	$11.18
RSUs forfeited	(857,204)	$13.05
Outstanding as of September 30, 2024	3,184,954	$10.97

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

As of September 30, 2024, there was $28,919 of total unrecognized compensation expense related to options and RSUs expected to be recognized over a weighted average period of 2.6 years.

The following table summarizes the components of total stock-based compensation expense based on roles and responsibilities of the employees within the condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cost of revenue	$58	$48	$182	$173
Research and development	1,180	957	3,408	2,510
Sales and marketing	893	673	2,512	1,729
General and administrative	2,828	1,852	7,280	5,104
	$4,959	$3,530	$13,382	$9,516

11.
Net Loss per Share

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
		(As Restated)		(As Restated)
Numerator:
Net loss	$(12,473)	$(23,337)	$(54,576)	$(60,364)
Denominator:
Weighted-average shares used in computing basic and diluted net loss per share	24,921,585	20,756,394	23,745,015	19,117,078
Basic and diluted net loss per share	$(0.50)	$(1.12)	$(2.30)	$(3.16)

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

The Company excluded the following potential shares of Class A common stock, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share for the three and nine months ended September 30, 2024 and 2023, because including them would have had an anti-dilutive effect:

	Three and Nine Months Ended September 30,
	2024	2023
Stock options and 2021 ESPP	2,048,107	2,409,700
RSUs	3,184,954	2,119,625
Credit Agreement Warrants	1,058,940	1,058,940
	6,292,001	5,588,265

12.
Subsequent Events

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

13.
Restatement of Quarterly Financial Information

The following tables present the effect of the restatement on the Company's previously reported: unaudited condensed consolidated statements of operations and condensed consolidated statements of comprehensive loss for the three and nine months ended September 30, 2023 and unaudited condensed consolidated statements of cash flows for the nine months ended September 30, 2023. The values as previously reported were derived from the previously filed Quarterly Reports on Form 10-Q for the periods ended September 30, 2023.

		Three Months Ended September 30, 2023			Nine Months Ended September 30, 2023
Unaudited Condensed Consolidated Statements of Operations	Notes	As Previously Reported	Restatement Adjustments	As Restated	As Previously Reported	Restatement Adjustments	As Restated
Revenue	(i)	$27,317	$(5,191)	$22,126	$77,978	$(4,570)	$73,408
Cost of revenue	(ii)	$9,555	$3,085	$12,640	$29,548	$11,706	$41,254
Gross profit		$17,762	$(8,276)	$9,486	$48,430	$(16,276)	$32,154
Research and development	(iii)	$10,538	$(2,607)	$7,931	$29,953	$(7,049)	$22,904
General and administrative	(iv)	$11,049	$174	$11,223	$33,718	$46	$33,764
Total operating expenses		$28,736	$(2,433)	$26,303	$84,871	$(7,003)	$77,868
Loss from operations		$(10,974)	$(5,843)	$(16,817)	$(36,441)	$(9,273)	$(45,714)
Foreign exchange loss	(v)	$(1,829)	$(11)	$(1,840)	$(1,240)	$(73)	$(1,313)
Other (expense) income, net	(vi)	$(620)	$233	$(387)	$(2,420)	$592	$(1,828)
Total other expense, net		$(6,743)	$222	$(6,521)	$(14,733)	$519	$(14,214)
Loss before income taxes		$(17,717)	$(5,621)	$(23,338)	$(51,174)	$(8,754)	$(59,928)
Income tax provision (benefit)	(vii)	$78	$(79)	$(1)	$560	$(124)	$436
Net loss		$(17,795)	$(5,542)	$(23,337)	$(51,734)	$(8,630)	$(60,364)
Basic and diluted net loss per share		$(0.86)	$(0.26)	$(1.12)	$(2.71)	$(0.45)	$(3.16)
Weighted-average shares used in computing basic and diluted net loss per share		20,756,394	-	20,756,394	19,117,078	-	19,117,078

Description of restatement adjustments in condensed consolidated statements of operations:

(i)
The $5,191 and $4,570 decreases in revenue for the three months and nine months ended September 30, 2023, respectively, are related to the correction of revenue recognition for Space Services and R&D Services Contracts.
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
b.
The $11,706 increase in cost of revenue for the nine months ended September 30, 2023 resulted from an increase of $7,049 from costs associated with R&D Services Contracts being reclassified from research and development expense to cost of revenue, an increase of $4,507 from construction costs for customer-controlled satellites for one specific contract being expensed to cost of revenue rather than capitalized into property and equipment, and an increase of $150 from the reclassification of supply chain department costs from general and administrative to cost of revenue.
(iii)
The $2,607 and $7,049 decreases in research and development expense for the three months and nine months ended September 30, 2023, respectively, are related to costs associated with R&D Services Contracts being reclassified from research and development expense to cost of revenue.
(iv)
Adjustments to general and administrative:
a.
The $174 increase in general and administrative expense for the three months ended September 30, 2023 resulted from an increase of $235 for vendor dispute settlement reclassified from other expense, net and an increase of $12 from Delaware franchise tax accrual and reclassification, partially offset by a decrease of $71 from supply chain department costs reclassified to cost of revenue and a decrease of $2 from the other state taxes reclassified from other expense, net.
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
(v)
The $11 and $73 decreases in foreign exchange loss for the three months and nine months ended September 30, 2023, respectively, are related to the correction of revenue recognition for Space Services and R&D Services Contracts.
(vi)
Adjustments to other expense, net:
a.
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
(vii)
The $79 and $124 decreases in income tax provisions for the three months and nine months ended September 30, 2023, respectively, are related to the impact to income tax provision as a result of the revenue adjustments.

		Three Months Ended September 30, 2023			Nine Months Ended September 30, 2023
Unaudited Condensed Consolidated Statements of Comprehensive Loss	Notes	As Previously Reported	Restatement Adjustments	As Restated	As Previously Reported	Restatement Adjustments	As Restated
Net loss		$(17,795)	$(5,542)	$(23,337)	$(51,734)	$(8,630)	$(60,364)
Foreign currency translation adjustments	(i)	$(1,779)	$204	$(1,575)	$973	$195	$1,168
Comprehensive loss		$(19,576)	$(5,338)	$(24,914)	$(50,726)	$(8,435)	$(59,161)

Description of restatement adjustments in condensed consolidated statements of comprehensive loss:

(i)
The $204 and $195 foreign currency translation gains for the three months and nine months ended September 30, 2023, respectively, are related to the foreign currency translation impact of consolidated statements of operations adjustments (i) to (v) above.

		Nine Months Ended September 30, 2023
Unaudited Condensed Consolidated Statements of Cash Flows	Notes	As Previously Reported	Restatement Adjustments	As Restated
Net loss		$(51,734)	$(8,630)	$(60,364)
Other, net	(i)	$(448)	$(78)	$(526)
Change in contract assets	(ii)	$(1,146)	$801	$(345)
Other current assets	(iii)	$(177)	$(7,219)	$(7,396)
Change in contract liabilities	(iv)	$6,977	$4,014	$10,991
Other accrued expenses	(v)	$(536)	$(589)	$(1,125)
Net cash used in operating activities		$(27,733)	$(11,701)	$(39,434)
Purchase of property and equipment	(vi)	$(23,694)	$11,701	$(11,993)
Net cash used in investing activities		$(19,946)	$11,701	$(8,245)
Effect of foreign currency translation on cash, cash equivalents and restricted cash	(vii)	$2,343	$(52)	$2,291
Cash, cash equivalents and restricted cash - Ending balance		$30,407	$(52)	$30,355

Description of restatement adjustments in condensed consolidated statements of cash flows:

(i)
The $78 adjustment to change in other, net for the nine months ended September 30, 2023 represents the change in deferred income tax liabilities related to the impact to income tax provision as a result of the revenue adjustments.
(ii)
The $801 adjustment to change in contract assets for the nine months ended September 30, 2023 is related to the impact to short-term and long-term balances of contract assets from the correction of revenue recognition for Space Services and R&D Services Contracts.
(iii)
The $7,219 adjustment to other current assets for the nine months ended September 30, 2023 resulted from an increase of $5,985 in prepaid launch costs for customer-controlled satellites for one specific contract that is capitalized into other current assets instead of property and equipment, and an increase of $1,234 of net change in advances for fixed assets that were reclassified out of other current assets into property and equipment.
(iv)
The $4,014 adjustment to change in contract liabilities for the nine months ended September 30, 2023 resulted from a $3,838 impact in contract liabilities from the correction of revenue recognition for Space Services and R&D Services Contracts and $176 from a customer deposit balance reclassified from other accrued expense to contract liabilities, non-current.
(v)
The $589 adjustment to change in other accrued expense for the nine months ended September 20, 2023 resulted from a $413 adjustment for Delaware franchise tax accrual and a $176 adjustment for customer deposit balance reclassification.
(vi)
The $11,701 decrease in purchase of property and equipment for the nine months ended September 30, 2023 resulted from a decrease of $5,985 in prepaid launch costs for the customer-controlled satellites being reclassified into other current assets rather than capitalized into the Company's property and equipment, a decrease of $4,646 in costs incurred to design/build the customer-controlled satellites being expensed rather than capitalized into the Company's property and equipment, and a decrease of $1,070 from noncash addition to property and equipment from the prior period advances that was incorrectly reflected as current period’s cash purchase.
(vii)
The $52 decrease in cash and cash equivalents as of September 30, 2023 is related to the cash remeasurement adjustment for cash balances from certain foreign subsidiaries, which resulted in a $52 change in effect of foreign currency translation on cash, cash equivalents and restricted cash for the nine months ended September 30, 2023.

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

Kpler removed the matter to the District of Delaware, pursuant to a contract term in the Purchase Agreement promising not to contest removal to that court. The District of Delaware initially selected a March 4 trial date, but on February 26, 2025, the court set a trial date of May 28-30, 2025. There is no assurance as to what action the District of Delaware will take with respect to the proceeding initiated by us and there is no assurance as to whether or not the Transactions will be consummated on the terms contemplated or at all. The amount of any damages which may be sought or obtained from Buyer cannot be determined at this time

Highlights from the Three Months Ended September 30, 2024

•
Our revenue was $28.6 million, an increase of 29% from the three months ended September 30, 2023.
•
We and OroraTech were awarded a NASA contract for wildfire monitoring.
•
We were awarded a one-year $3.8 Million NOAA Contract for Satellite Weather Data in September 2024.
•
We launched seven LEMUR satellites on SpaceX Transporter-11 mission.

Macroeconomic and Geopolitical Impact

Over the past two years, we have been impacted by the macroeconomic environment, such as fluctuations in foreign currencies, increasing interest rates, and geopolitical conflicts like the Russian invasion of Ukraine, Israel's war with Hamas, and the increased tensions between China and the United States.

The U.S. Dollar exhibited a decrease in strength against the local functional currencies of our foreign subsidiaries for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023. The U.S. Dollar's decrease had a positive impact on our revenue, as approximately one-third of our sales are conducted in foreign currencies. Conversely, the decrease in the value of the U.S. Dollar had a unfavorable impact on our expenses, given that a majority of our workforce resides in countries other than the United States.

The macroeconomic environment has caused existing or potential customers to re-evaluate their decision to purchase our offerings, at times resulting in additional customer discounts, extended payment terms, and longer sales cycles. Particularly, government agency delays in accepting requests for proposal negatively impacted the timeliness of some of our U.S. federal government orders and revenues expected in the third quarter of 2024.

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

We track our progress landing new customers by measuring the number of ARR Solution Customers (as defined below) we have from one fiscal period to the next. The number of ARR Solution Customers decreased to 606 as of September 30, 2024, from 827 as of September 30, 2023. We track our increases and decreases in our customer contract values by measuring our ARR Net Retention Rate (as defined below). Our ARR Net Retention Rate was 90% and 92% for the three and nine months ended September 30, 2024, respectively, and 86% and 101% for the three and nine months ended September 30, 2023, respectively.

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

Investment in Growth

We continue investing in growing our business and capitalizing on our market opportunities while balancing the uncertainties from the macroeconomic environment and geopolitical factors. We intend to continue to add headcount to our global sales and marketing teams to acquire new customers and to increase sales to existing customers. We also intend to continue to add headcount as needed to our research and development teams and otherwise invest to improve and innovate our nanosatellite, ground station and data analytics technologies. Our spending on research and development decreased by $2.3 million, or 29%, for the three months ended September 30, 2024, compared to the three months ended September 30, 2023. Our total headcount across all functions increased to 442 employees as of September 30, 2024, from 420 employees as of September 30, 2023. The costs of these investments may adversely affect our results of operations, but we believe that these investments will contribute to our long-term growth.

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

Impact of Foreign Exchange Rates

We report in U.S. Dollars, and the functional currency of our foreign operating subsidiaries is the local currency, including the Euro, the British Pound Sterling, the Singapore Dollar and the Canadian Dollar. The U.S. Dollar exhibited a decrease in strength against the local functional currencies of our foreign subsidiaries for the three and nine months ended September 30, 2024, as compared to the three and nine months ended September 30, 2023. The U.S. Dollar's decrease had a positive impact on our revenue, as approximately one-third of our sales are conducted in foreign currencies. Conversely, the decrease in the value of the U.S. Dollar had a unfavorable impact on our expenses, given that a majority of our workforce resides in countries other than the United States. Approximately 38% of our revenues were generated in currencies other than the U.S. Dollar. The financial statements of these subsidiaries are translated into U.S. Dollars using exchange rates in effect at each balance sheet date for assets and liabilities and average exchange rates during the period for revenues and expenses. To the extent we experience significant currency fluctuations, our results of operations may be impacted.

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

The increase in our ARR for the three months ended September 30, 2024 was primarily driven by obtaining new ARR Customers. Our ARR has fluctuated from period to period in the past due in part to the timing of some of our Space Services Contracts, including when engagements start and stop. We expect our ARR to continue to fluctuate from period to period in the future. ARR is a leading indicator and accordingly, will tend to outpace the impact on our revenue as we recognize the contract value of various agreements over time.

The following table summarizes our ARR as of each period end indicated:

	As of September 30,
(dollars in thousands)	2024	2023	% Change
ARR	$103,898	$103,063	1%

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

The following table summarizes the number of our ARR Customers and ARR Solution Customers as of each period end indicated:

	As of September 30,
	2024	2023	% Change
ARR Customers	565	794	(29)%
ARR Solution Customers	606	827	(27)%

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

The following table summarizes our ARR Net Retention Rate for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	% Change	2024	2023	% Change
ARR Net Retention Rate	90%	86%	4%	92%	101%	(9)%

Our ARR Net Retention Rate can be impacted from period to period by large increases or decreases in customer contract value and large decreases in contract value from customers that have not renewed their contracts with us. An ARR Net Retention Rate greater than 100% is an indication that we are growing the value of the solutions our customers are purchasing from us at a fiscal period end versus the prior fiscal period end. An ARR Net Retention Rate less than 100% is an indication that the value of the solutions our customers are purchasing from us declined at a fiscal period end versus the prior fiscal period end. Our ARR Net Retention Rate increased by 4% for the three months ended September 30, 2024 and decreased by 9% for the nine months ended September 30, 2024. The increase during the three months ended September 30, 2024 was driven by our “land and expand” strategy of providing existing customers with additional coverage, data sets, and a variety of enhanced features and services. The decrease during the nine months ended September 30, 2024 was driven primarily by the reduced value of NOAA's RO weather award as compared to the value of the corresponding award in the nine months ended September 30, 2023.

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

Loss on Decommissioned Satellites. Loss on decommissioned satellites consists of the write-off of the remaining capitalized costs associated with the manufacture and launch of our satellites prior to the end of the satellite’s useful life. We contract with third-party companies to launch, carry, and deploy our satellites into space. A loss could result from a third-party launch or deployer failure, a technical failure of the satellite, or the deorbit or decommissioning of a satellite before the end of the satellite’s useful life. A technical failure could include a satellite that is not able to communicate with our network of ground stations or fulfill its intended technical mission for a duration greater than one month. The loss amount is presented net of any insurance proceeds received. Due to the nature of these events, we cannot predict the magnitude or frequency of future satellite deorbit and launch failure losses. We sometimes purchase launch insurance when financially practical; however, the proceeds from these insurance policies will typically only cover a portion of our launch loss. We incurred a $0.2 million and $1.0 million loss on decommissioned satellites for the three and nine months ended September 30, 2024, respectively, and a $0.2 million and $0.6 million loss on decommissioned satellites for the three and nine months ended September 30, 2023, respectively.

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

Results of Operations

Three and Nine Months Ended September 30, 2024, Compared to Three and Nine Months Ended September 30, 2023

The following tables set forth selected condensed consolidated statements of operations data for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
		(As Restated)		(As Restated)
Revenue	$28,568	$22,126	$88,792	$73,408
Cost of revenue(1)	15,843	12,640	55,927	41,254
Gross profit	12,725	9,486	32,865	32,154
Operating expenses(1):
Research and development	5,631	7,931	19,185	22,904
Sales and marketing	5,655	6,993	15,941	20,572
General and administrative	12,303	11,223	32,156	33,764
Loss on decommissioned satellites	246	156	953	628
Allowance for current expected credit loss on notes receivable	2,609	—	2,689	—
Total operating expenses	26,444	26,303	70,924	77,868
Loss from operations	(13,719)	(16,817)	(38,059)	(45,714)
Other income (expense):
Interest income	407	540	1,432	1,741
Interest expense	(4,828)	(4,728)	(14,654)	(14,015)
Change in fair value of contingent earnout liability	515	13	(717)	217
Change in fair value of warrant liabilities	854	(119)	(1,109)	984
Issuance of stock warrants	—	—	(2,399)	—
Foreign exchange gain (loss)	4,872	(1,840)	2,573	(1,313)
Other expense, net	(530)	(387)	(1,541)	(1,828)
Total other expense, net	1,290	(6,521)	(16,415)	(14,214)
Loss before income taxes	(12,429)	(23,338)	(54,474)	(59,928)
Income tax provision (benefit)	44	(1)	102	436
Net loss	$(12,473)	$(23,337)	$(54,576)	$(60,364)
(1)
Includes stock-based compensation as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Cost of revenue	$58	$48	$182	$173
Research and development	1,180	957	3,408	2,510
Sales and marketing	893	673	2,512	1,729
General and administrative	2,828	1,852	7,280	5,104
Total stock-based compensation	$4,959	$3,530	$13,382	$9,516

Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2024	2023	% Change	2024	2023	% Change
		(As Restated)			(As Restated)
Revenue	$28,568	$22,126	29%	$88,792	$73,408	21%

Three Months Ended September 30, 2024, Compared to Three Months Ended September 30, 2023

Total revenue increased $6.4 million, or 29%, for the three months ended September 30, 2024, primarily due to increased ARR from our existing customers and growth in revenue recognized for both Space Services Contracts and R&D Services Contracts, partially offset by a decrease in our RO-based revenue primarily from the reduced value of NOAA's RO weather award during the three months ended September 30, 2024 as compared to the prior year period. Our ARR Customers decreased 29% to 565 as of September 30, 2024, from 794 as of September 30, 2023. The decrease in ARR Customers was aligned with our stated move to de-emphasize sales to customers with very low ARR or revenue and instead focus on high ARR or revenue customers. Our ARR Net Retention Rate was 90% and 86% for the three months ended September 30, 2024 and 2023, respectively. The increase in ARR Net Retention Rate was driven by our “land and expand” strategy of providing existing customers with additional coverage, data sets, and a variety of enhanced features and services.

We derived 50% of our revenue from the Americas, 43% of our revenue from Europe, Middle East, Africa (“EMEA”), and 7% of our revenue from Asia Pacific (“APAC”) for the three months ended September 30, 2024. We derived 43% of our revenue from EMEA, 40% of our revenue from the Americas, and 17% of our revenue from APAC for the three months ended September 30, 2023. We derived 71% of our revenue from subscription arrangements for the three months ended September 30, 2024, compared to 75% for the three months ended September 30, 2023. The distribution of our revenue can fluctuate significantly from period to period driven primarily by the timing of the non-subscription revenue recognition in our contracts. Revenue from subscription-based contracts was $20.2 million, or 71%, of total revenue, for the three months ended September 30, 2024, and was $16.6 million, or 75%, of total revenue, for the three months ended September 30, 2023. The proportional decrease in revenue from subscription arrangements was driven by higher revenue recognized for Space Services Contracts within the period.

Nine Months Ended September 30, 2024, Compared to Nine Months Ended September 30, 2023

Total revenue increased $15.4 million, or 21%, for the nine months ended September 30, 2024, primarily due to increased ARR with our existing customers and growth in revenue recognized for both Space Services Contracts and R&D Services Contracts, all partially offset by a decrease in our RO-based revenue primarily from the reduced value of NOAA's RO weather award. Our ARR Net Retention Rate was 92% and 101%, for the nine months ended September 30, 2024 and 2023, respectively. The decrease in ARR Net Retention Rate was driven primarily by the reduced value of NOAA’s RO weather award during the nine months ended September 30, 2024 as compared to the prior year period.

We derived 57% of our revenue from the Americas, 36% of our revenue from EMEA, and 7% of our revenue from APAC for the nine months ended September 30, 2024. We derived 51% of our revenue from the Americas, 35% of our revenue from EMEA, and 14% of our revenue from APAC for the nine months ended September 30, 2023. We derived 65% of our revenue from subscription arrangements for the nine months ended September 30, 2024, compared to 77% for the nine months ended September 30, 2023. The distribution of our revenue can fluctuate significantly from period to period driven primarily by the timing of the non-subscription revenue recognition in our contracts. Revenue from subscription-based contracts was $58.0 million, or 65%, of total revenue, for the nine months ended September 30, 2024, and was $56.5 million, or 77%, of total revenue, for the nine months ended September 30, 2023. The proportional decrease in revenue from subscription arrangements was driven by higher revenue recognized for Space Services Contracts within the period.

Cost of Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2024	2023	% Change	2024	2023	% Change
		(As Restated)			(As Restated)
Total cost of revenue	$15,843	$12,640	25%	$55,927	$41,254	36%
Gross profit	12,725	9,486	34%	32,865	32,154	2%
Gross margin	45%	43%	2%	37%	44%	(7)%
Headcount (at end of period) (1)	35	33	6%	35	33	6%

(1) Excludes headcount relating to R&D Services Contracts. R&D Services Contracts headcount are included in Research and development.

Three Months Ended September 30, 2024, Compared to Three Months Ended September 30, 2023

Cost of revenue increased $3.2 million, or 25%, primarily driven by an increase in personnel expenses of $2.5 million and an increase in downlink data service expenses of $0.9 million, partially offset by a decrease in other miscellaneous expenses of $0.2 million. The increase in personnel costs was driven by increased work related to R&D Services Contracts during the period. The increase in downlink data service expenses was primarily driven by the purchase of supplemental data to support a radio frequency geolocation (“RFGL”) contract.

Gross margin was 45% and 43% for the three months ended September 30, 2024 and 2023, respectively. The increase in gross margin was driven primarily by higher revenue. Our gross margin can fluctuate significantly from period to period driven primarily by the timing of the revenue as well as the timing of our technology investments to support future growth.

Nine Months Ended September 30, 2024, Compared to Nine Months Ended September 30, 2023

Cost of revenue increased $14.7 million, or 36%, primarily driven by an increase in depreciation expense of $4.9 million, an increase in satellite operation expense of $4.4 million, an increase in personnel expenses of $4.0 million, an increase in downlink data service expenses of $1.3 million, and an increase in other miscellaneous expenses of $0.1 million. The increase in depreciation expense was primarily driven by a reset of the estimated useful lives of our satellites to account for the impact of increased solar activity related to the current solar cycle. The increase in satellite operation expense was driven by recognition of launch costs associated with a Space Services Contract. The increase in personnel costs was driven by increased work related to R&D Services Contracts during the period. The increase in downlink data service expenses was primarily driven by the purchase of supplemental data to support a RFGL contract.

Gross margin was 37% and 44% for the nine months ended September 30, 2024 and 2023, respectively. The decrease was driven primarily by the higher expenses described above. Our gross margin can fluctuate significantly from period to period driven primarily by the timing of the revenue as well as the timing of our technology investments to support future growth.

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

Research and Development

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2024	2023	% Change	2024	2023	% Change
		(As Restated)			(As Restated)
Research and development	$5,631	$7,931	(29)%	$19,185	$22,904	(16)%
Percentage of total revenue	20%	36%		22%	31%
Headcount (at end of period) (1)	250	221	13%	250	221	13%

(1) Includes headcount relating to R&D Services Contracts. R&D Services Contracts expenses are included in Cost of revenue.

Three Months Ended September 30, 2024, Compared to Three Months Ended September 30, 2023

Research and development expenses decreased $2.3 million, or 29%, primarily due to a decrease in personnel expenses. The decrease in personnel costs was driven by increased work related to R&D Services Contracts during the period, which causes a greater proportion of costs to be allocated to cost of revenue.

Nine Months Ended September 30, 2024, Compared to Nine Months Ended September 30, 2023

Research and development expenses decreased $3.7 million, or 16%, primarily driven by a decrease in personnel expenses of $4.5 million, partially offset by an increase in professional services fees of $0.4 million and an increase in computing costs of $0.4 million. The decrease in personnel costs was driven by increased work related to R&D Services Contracts during the period, which causes a greater proportion of costs to be allocated to cost of revenue. The increase in professional services fees was driven by additional technical resources required to support new development processes and capabilities. The increase in computing costs was primarily driven by higher expenses to support customer growth.

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

Sales and Marketing

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2024	2023	% Change	2024	2023	% Change
Sales and marketing	$5,655	$6,993	(19)%	$15,941	$20,572	(23)%
Percentage of total revenue	20%	32%		18%	28%
Headcount (at end of period)	66	77	(14)%	66	77	(14)%

Three Months Ended September 30, 2024, Compared to Three Months Ended September 30, 2023

Sales and marketing expenses decreased $1.3 million, or 19%, primarily driven by a decrease in bonus and commission expenses of $0.6 million, a decrease in marketing expenses of $0.2 million, a decrease in bad debt expenses of $0.2 million, a decrease in personnel costs of $0.2 million, and a decrease in other miscellaneous operating expenses of $0.1 million. The decrease in marketing expenses was driven by lower advertising and event spend compared to the prior year quarter. The decrease in bad debt expenses was driven by cash collections and recovery efforts. The decrease in personnel costs was driven by an overall reduction in headcount.

Nine Months Ended September 30, 2024, Compared to Nine Months Ended September 30, 2023

Sales and marketing expenses decreased $4.6 million, or 23%, primarily driven by a decrease in bonus and commission expenses of $1.6 million, a decrease in bad debt expenses of $1.0 million, a decrease in marketing expenses of $0.7 million, a decrease in personnel costs of $0.7 million, a decrease in travel and entertainment of $0.5 million, and a decrease in other miscellaneous operating expenses of $0.1 million. The decrease in bonus and commission expenses was primarily driven by lower bonus accruals for management. The decrease in bad debt expenses was driven by cash collections and recovery efforts. The decrease in marketing expenses was driven by lower advertising and event spend compared to the prior year period. The decrease in personnel costs was driven by an overall reduction in headcount. The decrease in travel and entertainment was driven by reduced travel within the period.

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

General and Administrative

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2024	2023	% Change	2024	2023	% Change
		(As Restated)			(As Restated)
General and administrative	$12,303	$11,223	10%	$32,156	$33,764	(5)%
Percentage of total revenues	43%	51%		36%	46%
Headcount (at end of period)	91	89	2%	91	89	2%

Three Months Ended September 30, 2024, Compared to Three Months Ended September 30, 2023

General and administrative expenses increased $1.1 million, or 10%, primarily driven by an increase in stock-based compensation expense of $1.0 million, an increase in professional services expenses of $0.7 million and an increase in other miscellaneous operating expenses of $0.2 million, partially offset by a decrease in bonus expenses of $0.5 million and a decrease in insurance costs of $0.3 million. The increase in stock-based compensation expense was driven by higher stock grants which resulted in a higher total value of stock-based awards recognized in the current period. The increase in professional services fees was driven by higher third-party accounting, legal and other consulting services relating to the restatement. The decrease in bonus expenses was driven by lower bonus accruals for management. The decrease in business insurance costs was driven by an improvement in annual rates particularly on directors and officers insurance.

Nine Months Ended September 30, 2024, Compared to Nine Months Ended September 30, 2023

General and administrative expenses decreased $1.6 million, or 5%, primarily driven by a decrease in bonus expenses of $1.6 million, a decrease in insurance costs of $1.1 million, a decrease in severance expenses of $1.0 million, and a decrease in travel and entertainment expenses of $0.4 million, partially offset by an increase in stock-based compensation expense of $2.2 million and an increase in other miscellaneous operating expenses of $0.3 million. The decrease in bonus expenses was primarily driven by lower bonus accruals for management. The decrease in business insurance costs was driven by an improvement in annual rates particularly on directors and officers insurance. The decrease in severance expenses was driven by lower severance payouts in the current period compared to the prior period. The increase in stock-based compensation expense was driven by higher stock grants which resulted in a higher total value of stock-based awards recognized in the current period.

We expect our general and administrative expenses to generally grow in absolute dollars in future periods as our employee-related expenses increase to support our revenue growth. However, we expect our general and administrative expenses as a percentage of revenue to decrease as revenue growth exceeds our increases in general and administrative spend.

Loss on Decommissioned Satellites

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2024	2023	% Change	2024	2023	% Change
Loss on decommissioned satellites	$246	$156	58%	$953	$628	52%
Percentage of total revenues	1%	1%		1%	1%

Three Months Ended September 30, 2024, Compared to Three Months Ended September 30, 2023

We recognized a non-cash expense of $0.2 million for the three months ended September 30, 2024, on decommissioned satellites primarily due to failure to establish communications with the satellites and the current solar cycle, which decreases the life of satellites due to increased solar activity, and $0.2 million for the three months ended September 30, 2023, on decommissioned satellites due to the deorbit of satellites prior to completion of their useful lives.

Nine Months Ended September 30, 2024, Compared to Nine Months Ended September 30, 2023

We recognized a non-cash expense of $1.0 million for the nine months ended September 30, 2024, on decommissioned satellites primarily due to failure to establish communications with the satellites and the current solar cycle, which decreases the life of satellites due to increased solar activity, and $0.6 million for the nine months ended September 30, 2023, on decommissioned satellites due to the deorbit of satellites prior to completion of their useful lives.

Due to the nature of these events, we cannot predict the magnitude or frequency of future decommissioning losses. While we sometimes purchase launch insurance when financially practical, the proceeds from these policies will typically only cover a portion of our loss in the event of an unplanned satellite deorbit or launch failure.

Allowance for Current Expected Credit Loss on Notes Receivable

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2024	2023	% Change	2024	2023	% Change
Allowance for current expected credit loss on notes receivable	$2,609	$—	*	$2,689	$—	*
Percentage of total revenues	9%	—%	*	3%	—%	*

We recognized an expense of $2.6 million to reserve for a current expected credit loss on a note receivable issued to a Space Services customer for the three months ended September 30, 2024. There was no such reserve for a current expected credit loss recognized during the three months ended September 30, 2023.

We recognized an expense of $2.7 million to reserve for a current expected credit loss on a note receivable issued to a Space Services customer for the nine months ended September 30, 2024. There was no such reserve for a current expected credit loss recognized during the nine months ended September 30, 2023.

Other Income (Expense)

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2024	2023	% Change	2024	2023	% Change
		(As Restated)			(As Restated)
Interest income	$407	$540	(25)%	$1,432	$1,741	(18)%
Interest expense	$(4,828)	$(4,728)	2%	$(14,654)	$(14,015)	5%
Change in fair value of contingent earnout liability	$515	$13	*	$(717)	$217	(430)%
Change in fair value of warrant liabilities	$854	$(119)	(818)%	$(1,109)	$984	(213)%
Issuance of stock warrants	$—	$—	*	$(2,399)	$—	*
Foreign exchange gain (loss)	$4,872	$(1,840)	(365)%	$2,573	$(1,313)	(296)%
Other expense, net	$(530)	$(387)	37%	$(1,541)	$(1,828)	(16)%

*Not Meaningful

Three Months Ended September 30, 2024, Compared to Three Months Ended September 30, 2023

Interest income decreased by $0.1 million, or 25%, primarily driven by lower interest earned on cash and cash equivalents and marketable securities.

Interest expense increased by $0.1 million, or 2%, for the three months ended September 30, 2024, primarily due to higher amortized debt issuance costs associated with our Blue Torch Finance LLC (“Blue Torch”) term loan.

Change in fair value of contingent earnout liability was a gain of $0.5 million for the three months ended September 30, 2024, compared to an immaterial gain for the three months ended September 30, 2023. The gain in the three months ended September 30, 2024, was primarily due to a decrease in the fair value of the liability driven by the decline of the underlying stock price, partially offset by a higher volatility rate used in the model. For additional information, see Notes 2 and 8 to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q and Notes 3 and 9 to our consolidated financial statements included in our 2023 Form 10-K/A.

Change in fair value of warrant liabilities was a gain of $0.9 million for the three months ended September 30, 2024, compared to a loss of $0.1 million for the three months ended September 30, 2023, a change of 818%. The $0.9 million gain for the three months ended September 30, 2024, was primarily due to a decrease in the fair value of the warrant liabilities driven by the decline of the underlying stock price, partially offset by a higher volatility rate used in the model. The $0.1 million loss for the three months ended September 30, 2023, was primarily driven by a reduction in the per share exercise price of the 2022 Blue Torch Warrants (as defined below under “Liquidity and Capital Resources”) in connection with an amendment executed on September 27, 2023.

We recognized a foreign exchange gain of $4.9 million for the three months ended September 30, 2024, compared to a foreign exchange loss of $1.8 million for the three months ended September 30, 2023, a change of 366%. The $4.9 million gain for the three months ended September 30, 2024, was primarily due to the remeasurement of intercompany balances between our Luxembourg entity and the U.K. entity with the U.S. entity denominated in U.S. Dollars. The weakening of the U.S. Dollar for the period ended September 30, 2024, relative to the Euro and British Pound Sterling at June 30, 2024, triggered the remeasurement and unrealized gain. The loss of $1.8 million for the three months ended September 30, 2023, was primarily driven by the strengthening of the U.S. Dollar during the period relative to the local currencies of our subsidiaries, namely the Euro, British Pound Sterling, Singapore Dollar, and Canadian Dollar and the impact on the customer receivables recorded upon initial sale.

Other expense, net was a loss of $0.5 million for the three months ended September 30, 2024, an increase of 37% compared to $0.4 million for the three months ended September 30, 2023, primarily driven by loss on impairment of assets during the three months ended September 30, 2024.

Nine Months Ended September 30, 2024, Compared to Nine Months Ended September 30, 2023

Interest income decreased by $0.3 million, or 18%, driven by lower interest earned on cash and cash equivalents and marketable securities.

Interest expense increased $0.6 million, or 5%, for the nine months ended September 30, 2024, primarily as a result of higher amortized debt issuance costs associated with our Blue Torch term loan for the nine months ended September 30, 2024.

Change in fair value of contingent earnout liability was a loss of $0.7 million for the nine months ended September 30, 2024, compared to a gain of $0.2 million for the nine months ended September 30, 2023, a change of 430%. The loss for the nine months ended September 30, 2024, was primarily driven by an increase in the fair value of the liability driven by appreciation of the underlying stock price and a higher volatility rate used in the model for the period. The gain in the prior period was primarily due to the decrease in the fair value of the liability driven by the decline in the underlying stock price during the period. For additional information, see Notes 2 and 8 to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q and Notes 3 and 9 to our consolidated financial statements included in our 2023 Form 10-K/A.

Change in fair value of warrant liabilities was a loss of $1.1 million for the nine months ended September 30, 2024, compared to a gain of $1.0 million for the nine months ended September 30, 2023, a change of 213%. The $1.1 million loss for the nine months ended September 30, 2024, was primarily due to the appreciation of the underlying stock valuation for the warrants issued to Blue Torch and subsequently amended in July 2023. The $1.0 million gain for the nine months ended September 30, 2023, was primarily driven by changes in our estimate of the fair market value of our Credit Agreement Warrants

Issuance of stock warrants was a net loss of $2.4 million for the nine months ended September 30, 2024, compared to no such expense for the nine months ended September 30, 2023. In March 2024, we entered into a definitive Securities Purchase Agreement with institutional investors that included the issuance of stock warrants.

We recognized a foreign exchange gain of $2.6 million for the nine months ended September 30, 2024, compared to a foreign exchange loss of $1.3 million for the nine months ended September 30, 2023, a change of 296%. The $2.6 million gain for the nine months ended September 30, 2024, was primarily due to the remeasurement of intercompany balances between our Luxembourg entity and the U.S. entity denominated in U.S. Dollars. The strengthening of the U.S. Dollar for the period ended September 30, 2024, relative to the Euro at December 31, 2023, triggered the remeasurement and unrealized losses. The loss of $1.2 million for the nine months ended September 30, 2023, was primarily due to the remeasurement of intercompany balances between our United Kingdom entity and the U.S. entity denominated in U.S. Dollars. The weakening of the U.S. Dollar for the period ended September 30, 2023, relative to the British Pound Sterling at December 31, 2022, triggered the remeasurement and unrealized gains.

Other expense, net was a loss of $1.5 million for the nine months ended September 30, 2024, a decrease of 16% compared to $1.8 million for the nine months ended September 30, 2023, primarily driven by higher grant income during the nine months ended September 30, 2024.

Income Tax Provision

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2024	2023	% Change	2024	2023	% Change
		(As Restated)			(As Restated)
Income tax provision (benefit)	$44	$(1)	*	$102	$436	(77)%

The income tax provision increased immaterially for the three months ended September 30, 2024, as compared to the three months ended September 30, 2023, and decreased $0.3 million, or 77% for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023, primarily due to the research and development expenditure deduction in our U.K. subsidiary.

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
•
Other unusual and infrequent costs. We exclude these as they are unusual items that do not reflect the ongoing operational results of our business. Examples of these types of expenses include accounting, legal and other professional fees associated with the financial restatement, the Transactions, and customer contract enforcement.
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

The following table outlines the reconciliation from net loss to Adjusted EBITDA for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
		(As Restated)		(As Restated)
Net loss	$(12,473)	$(23,337)	$(54,576)	$(60,364)
Depreciation & amortization	3,862	3,759	16,351	11,642
Interest, net	4,421	4,188	13,222	12,274
Taxes	44	(1)	102	436
EBITDA	(4,146)	(15,391)	(24,901)	(36,012)
Adjustments to EBITDA:
Change in fair value of contingent earnout liability	(515)	(13)	717	(217)
Change in fair value of warrant liabilities	(854)	119	1,109	(984)
Issuance of stock warrants	—	—	2,399	—
Foreign exchange (gain) loss	(4,872)	1,840	(2,573)	1,313
Other expense, net	530	387	1,541	1,828
Stock-based compensation	4,959	3,530	13,382	9,516
Mergers and acquisition related expenses	—	—	—	1,015
Loss on decommissioned satellites	246	156	953	628
Other unusual and infrequent costs	1,364	—	1,364	—
Other acquisition accounting amortization	168	172	506	507
Adjusted EBITDA	$(3,120)	$(9,200)	$(5,503)	$(22,406)

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

Liquidity and Capital Resources

Our principal sources of liquidity to fund our operations are from cash and cash equivalents and marketable securities, which totaled $36.6 million as of September 30, 2024, primarily from net proceeds from borrowings under the Blue Torch Credit Facility (as defined below), proceeds from the Private Placement and Offering (each as defined below), and the sale of common stock under the Equity Distribution Agreement with Canaccord Genuity LLC, as sales agent (the “Equity Distribution

Agreement”). Of the $36.6 million total, $29.1 million was in cash and cash equivalents of which approximately $20.4 million was held outside of the United States. The remaining $7.6 million was held in short-term marketable securities, all of which was held in the United States and which can be converted to cash with minimal transaction costs. These amounts compare to cash and cash equivalents, and marketable securities of $40.9 million as of December 31, 2023, of which $29.1 million was in cash and cash equivalents with $13.7 million held outside of the United States. The remaining $11.7 million was held in short-term marketable securities. The cash and cash equivalent amounts are exclusive of restricted cash which totaled $0.5 million as of each of September 30, 2024 and December 31, 2023.

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

Our ability to continue as a going concern for the next 12 months from the date of issuance of these condensed consolidated financial statements is dependent upon our ability to obtain sufficient cash to meet our obligations, including the repayment of all amounts owed pursuant to the Blue Torch Financing Agreement (as amended, and as defined below), which is scheduled to mature on June 13, 2026. We have failed to meet our leverage ratio and the minimum liquidity financial covenants and the non-financial covenants to periodically file with the SEC and have a report or opinion without any explanatory paragraph expressing substantial doubt about our ability to continue as a going concern under the Blue Torch Financing Agreement, and therefore Blue Torch has the right to accelerate and declare all or any portion of the loans outstanding under the Blue Torch Financing Agreement to be due and payable. Further, upon the filing of our 2023 Form 10-K/A, we failed to comply with the non-financial covenant requiring us to have a report or opinion of our auditor without an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. Based on our current cash and cash equivalents and investment in marketable securities balances and expected future financial results, if the Transactions (as defined above) does not close, we will not have sufficient liquidity to continue operations for at least the next twelve months from the issuance of the accompanying condensed consolidated financial statements. Furthermore, we will not have sufficient cash to repay the balance of the loans outstanding under the Blue Torch Financing Agreement in the event Blue Torch declares all or any portion of the loan to be due and payable.

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

The $120.0 million term loan was available and drawn at closing, of which $19.7 million was placed in an escrow account by Blue Torch with such amount to be released upon our achieving certain metrics related to annualized recurring revenue and a total annualized recurring revenue leverage ratio. These metrics were achieved and the $19.7 million was released from the escrow account and delivered to us in February 2023. The term loan accrues interest at a floating rate, to be based, at our election, on either a reference rate or a 3-month Term Secured Overnight Financing Rate (“SOFR”) rate (subject to a 1.0% floor), plus an interest rate margin of 7.0% for reference rate borrowings and 8.0% for 3-month Term SOFR borrowings, plus an incremental Term SOFR margin of 0.26161%. We elected the Term SOFR rate which was 13.1929% as of September 30, 2024. Principal on the term loan is only payable at maturity and interest on the term loan is due and payable quarterly for Term SOFR borrowings. We are also required to pay other customary fees and costs in connection with the Blue Torch Credit Facility, including a commitment fee in an amount equal to $2.4 million on the closing date, a $0.3 million agency fee annually and an exit fee in an amount equal to $1.8 million upon termination of the Blue Torch Financing Agreement.

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

The Blue Torch Financing Agreement contains customary affirmative and negative covenants limiting our ability and the ability of our subsidiaries to, among other things, dispose of assets, undergo a change in control, merge or consolidate, make acquisitions, incur debt, incur liens, pay dividends, repurchase stock and make investments, in each case subject to certain exceptions. We must also comply with a maximum debt to annualized recurring revenue leverage ratio financial covenant tested monthly during the first two years of the Blue Torch Financing Agreement, a maximum debt to EBITDA leverage ratio financial covenant tested monthly during the third and fourth years of the Blue Torch Financing Agreement and a minimum liquidity financial covenant tested at all times. As of September 30, 2024, we were in compliance with all applicable financial covenants under the Blue Torch Financing Agreement.

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

Government Loan

As part of the Acquisition in November 2021, we assumed a loan agreement with the Strategic Innovation Fund ("SIF") which was recorded at fair value of the debt. As of September 30, 2024, $4.9 million was included in long-term debt, non-current on our unaudited condensed consolidated balance sheets related to the SIF loan agreement. Under this agreement and subsequent amendment, we were eligible to receive funding for certain expenditures incurred from February 13, 2018 to May 12, 2023, up to a maximum of $5.7 million. The loan is repayable in 15 annual payments beginning February 28, 2026 and has a stated interest rate of zero.

For additional information, see Note 6 to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Equity Distribution Agreement

On September 14, 2022, we entered into the Equity Distribution Agreement with Canaccord Genuity LLC, as sales agent. In accordance with the terms of the Equity Distribution Agreement, we may offer and sell shares of our Class A common stock having an aggregate offering price of up to $85.0 million from time to time through the agent pursuant to a registration statement on Form S-3, which became effective on September 26, 2022. In June 2023, we sold approximately 2.2 million shares of our Class A common stock through this arrangement, resulting in net proceeds of $7.9 million. As of September 30, 2024, approximately $76.8 million of shares were remaining, but had not yet been sold, under the Equity Distribution Agreement.

Cash Flows

The following table summarizes our net cash used in operating activities, net cash used in investing activities, and net cash provided by financing activities for the periods indicated:

	Nine Months Ended September 30,
(in thousands)	2024	2023
		(As Restated)
Net cash provided by (used in) operating activities	$749	$(39,434)
Net cash used in investing activities	$(16,741)	$(8,245)
Net cash provided by financing activities	$18,407	$28,174

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

Net cash provided by operating activities was $0.7 million for the nine months ended September 30, 2024. The net cash provided by operating activities reflected our net loss of $54.6 million, adjustments for non-cash items of $42.2 million and a net decrease of $13.1 million in net operating assets. Non-cash items primarily consisted of $16.4 million of depreciation and amortization expense, $13.4 million of stock-based compensation expense, $2.9 million of debt issuance amortization costs, $4.1 million of amortization of operating lease right-of-use assets, $2.4 million of issuance of stock warrants expense, a $1.5 million loss on decommissioned satellites and impairment of assets, a $1.1 million change in fair value of warrant liabilities, and a $0.7 million change in fair value of contingent earnout liability, partially offset by $0.2 million of other, net. Changes in operating assets and liabilities included an $8.7 million decrease in other current assets, a $2.9 million increase in other accrued expenses, a $1.5 million decrease in other long-term assets, a $1.5 million increase in accounts payable, a $0.8 million decrease in contract assets, a $0.7 million decrease in accounts receivable, net, a $0.7 million increase in accrued wages and benefits, and a $0.5 million increase in contract liabilities, partially offset by a $4.1 million decrease in operating lease liabilities.

Net cash used in operating activities was $39.5 million for the nine months ended September 30, 2023. This reflected our net loss of $60.4 million, adjustments for non-cash items of $23.8 million and a net increase of $2.9 million in our net operating assets. Non-cash items primarily included $11.6 million of depreciation and amortization expense, $9.5 million of stock-based compensation, $2.2 million of amortization of operating lease right-of-use assets, $1.6 million of debt issuance amortization costs, and $0.6 million of loss on decommissioned satellites, partially offset by a $1.0 million change in fair value of warrant liabilities, $0.5 million of other, net, and a $0.2 million change in fair value of contingent earnout liability. Changes in operating assets and liabilities primarily included a $7.4 million increase in other current assets, a $4.8 million increase in accounts receivable, net, a $1.9 million decrease in operating lease liabilities, a $1.1 million decrease in other accrued expenses, a $0.8 million decrease in accounts payable, and a $0.3 million increase in contract assets, partially offset by an $11.0 million increase in contract liabilities, a $1.3 million decrease in other long-term assets, and a $1.2 million increase in accrued wages and benefits.

Cash Flows from Investing Activities

Cash flows from investing activities primarily relate to cash used for business acquisitions, the procurement, development, and deployment of capital assets, including satellites and related launch costs, ground stations, machinery and equipment, furniture, computer equipment and software, and leasehold improvements.

The following table summarizes our net cash used in investing activities relating to capital expenditures by source of spend:

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
(dollars in thousands)	2024	2023	Change	2024	2023	Change
Spire platform / Infrastructure	$3,028	$2,045	48%	$4,866	$5,028	(3)%
Customer funded (Space Services)	5,878	3,297	78%	16,625	6,965	139%
Total CapEx	$8,906	$5,342	67%	$21,491	$11,993	79%

Net cash used in investing activities was $16.7 million for the nine months ended September 30, 2024. The net cash used in investing activities was driven by purchases of short-term investments of $30.2 million and purchases of property and equipment of $21.5 million, partially offset by maturities of short-term investments of $34.9 million.

Net cash used in investing activities was $8.2 million for the nine months ended September 30, 2023. The net cash used in investing activities was driven by purchases of $37.8 million in short-term investments and $12.0 million of investment in property and equipment, partially offset by $41.5 million in maturities of short-term investments.

Cash Flows from Financing Activities

Cash flows from financing activities relate primarily to net proceeds from the issuance of long-term debt, convertible notes, warrants and Class A common stock.

Net cash provided by financing activities was $18.4 million for the nine months ended September 30, 2024. The net cash provided by financing activities was driven by proceeds from the securities purchase agreements with Signal Ocean Ltd. and certain institutional investors of $37.9 million, proceeds from our employee stock purchase plan of $0.4 million, and proceeds from exercise of stock options of $0.3 million, partially offset by payments on long-term debt of $20.1 million.

Net cash provided by financing activities was $28.2 million for the nine months ended September 30, 2023. This was driven by $19.9 million of proceeds from long-term debt, $7.9 million of proceeds from issuance of common stock under the Equity Distribution Agreement, and $0.4 million of proceeds from our employee stock purchase plan. Long term debt proceeds were driven by the second tranche of the Blue Torch loan transaction.

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

There have been no material changes to our critical accounting policies and estimates as compared to those disclosed in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates" in our 2023 Form 10-K/A.

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

We have experienced and will continue to experience fluctuations in our net loss as a result of gains or losses related to revaluing certain asset and liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. We had gains of $4.9 million and $2.6 million for the three and nine months ended September 30, 2024, respectively, and losses of $1.8 million and $1.3 million for the three and nine months ended September 30, 2023, respectively. A hypothetical 10% strengthening or weakening of the U.S. Dollar relative to the currencies in which our revenue and expenses are denominated would have resulted in an increase or decrease in our pre-tax loss of approximately $1.5 million for the nine months ended September 30, 2024.

Interest Rate Sensitivity

As of September 30, 2024, we had cash and cash equivalents totaling $29.1 million, which were held primarily in demand deposit accounts, and $7.6 million in investment in short-term marketable securities. The cash and cash equivalents are held for working capital purposes or strategic investment purposes.

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

Inflation Risk

We are exposed to inflation risk. Inflationary factors, such as increases in component parts, labor and other overhead expenses, could impair our operating results. Although there has been an increase in inflation in recent periods, it has not had a substantial impact on our results of operations for the three and nine months ended September 30, 2024 or 2023. However, a higher rate of inflation in the future may have a negative impact on our operational and capital expenditures which we may not be able to pass along as cost increases to our customers.

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

We performed an evaluation under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule(s) 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2024. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of September 30, 2024 because of the material weaknesses in internal control over financial reporting described below.

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

Risk Assessment

We engaged a third-party consulting firm to assist in designing and implementing a risk assessment process to identify and evaluate changes in the Company’s business and the impact on its internal controls. During fiscal 2023, we conducted a financial risk assessment to identify key business processes and establish internal materiality thresholds. We performed walkthroughs of all key processes, identified key controls, and developed narratives describing risk points, processes, and corresponding controls. A Risk and Control Matrix ("RCM") was created to serve as the basis for a testing program. During the first six months of fiscal year 2024, we updated our process narratives to reflect improvements we have made to our processes, tested the design of key controls, implemented remediation actions for deficiencies noted during our tests of design, and began our testing of effectiveness of internal controls. We continue to utilize the expertise of a third-party consulting firm, although we expect to place greater reliance on our internal resources as our organization matures.

We engaged a third-party consulting firm to complete an initial Enterprise Risk Assessment ("ERA"). During fiscal 2023, with the assistance of the consulting firm, we identified key risks for technology-based organizations and interviewed management team members and the Chair of the Audit Committee to discuss key risk areas. We reviewed responses received, compiled a list of identified risks, and developed heat maps to depict the likelihood, impact, and preparedness of the Company to respond to the identified risks. Action and testing plans were developed to address the risks. During the three months ended June 30, 2024, we began our annual ERA following the same process implemented during fiscal 2023. We have completed our interviews of management team members, identified and discussed the various risks faced by our business, prioritized five key risks that will be management’s focus, and assigned executive leaders to develop a mitigation response for each key risk. As of September 30, 2024, we planned to identify existing controls that mitigate each key risk, implement new internal controls where appropriate, and create and execute plans of action to mitigate the potential impact of the key risks.

We expect to remediate this material weakness after we complete our testing of design and effectiveness of internal controls for fiscal year 2024. We have completed the creation of mitigation plans for the key risks identified during the ERA.

Segregation of Duties

During fiscal year 2022, we completed our initial assessment on segregation of duties with assistance from a third-party consulting firm and began our analysis across all processes and locations, including establishing appropriate authorities and responsibilities. During 2022, we designed and implemented controls over the segregation of duties related to journal entries and account reconciliations, including the implementation of automated controls that prevent the same person from creating and posting journal entries in our general ledger system. With the hiring of additional personnel including a senior financial system manager in late 2022, and an accounts receivable specialist and a senior accountant in 2023, we were able to implement additional controls to segregate the preparation and review of account reconciliations during fiscal year 2023. During the first three months of fiscal year 2024, we hired another senior accountant and have implemented accounting software to automate the segregation between the preparation and review of account reconciliations. Additionally, we have reviewed segregation of duties within our key accounting processes and developed a plan to remediate segregation of duties issues.

Although we have implemented and tested the additional controls as detailed in our remediation plan above, the controls have not been in place and operating for a sufficient period to evaluate if the material weakness has been remediated.

Non-routine, Unusual or Complex Transactions

Over the course of 2022, we hired key accounting personnel and engaged with third-party technical accounting experts to improve our controls related to the identification of and proper application of GAAP accounting for non-routine, unusual, or complex transactions. Since the Merger that occurred in August 2021, warrant instruments have been accounted for in accordance with our accounting policies based on GAAP. During the fourth quarter of 2022, we trained our accounting team and designed new controls to identify and account for the fair value of the contingent earnout liability, and hired a third-party technical accounting firm to assist with the proper application of GAAP for non-routine, unusual, or complex transactions, including any business combinations that may arise in the future. With the addition of the director of technical accounting in fiscal year 2023 and the addition of a chief accounting officer in fiscal year 2024, we have placed greater reliance on our internal resources to address non-routine, unusual, or complex transactions. For the nine months ended September 30, 2024, we continued to rely on the expertise of third-party valuation consultants to assist with estimating the fair value of our contingent earnout liability. We will consider engaging third-party accounting consultants for non-routine, unusual or complex transactions in the future to augment our internal resources if the circumstances warrant it.

We have tested the controls designed for non-routine, unusual or complex transactions and are in the process of testing the controls for operating effectiveness. We expect to remediate this material weakness after we have completed our testing of operating effectiveness and finalized our policy for business combinations.

IT General Controls

Management designed and maintained testing and approval controls for program development to ensure that the software is aligned with business and IT requirements. This includes final approval and testing of the software prior to migration to production. We have designed and implemented certain IT general controls (“ITGCs”), including controls over user access rights and privileges and change management. During the six months ended June 30, 2024, we completed our testing of ITGCs and found them to be in place and functioning effectively. We have completed our testing of design and implementation, however, the controls have not been in place and operating for a sufficient period to evaluate if the material weakness has been remediated.

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

Changes in Internal Control over Financial Reporting

There have been no changes (other than those described above) in our internal control over financial reporting during the fiscal quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we are involved in various legal proceedings arising from the normal course of business activities.

Stockholder Litigation

On August 20, 2024, we and two of our executive officers were named as defendants in a purported federal securities law class action filed in the United States District Court for the Eastern District of Virginia, captioned Michal Bousso v. Spire Global, Inc. et al., Court File No. 1:24-cv-1458 (the "Bousso Lawsuit"). On October 14, 2024, a second plaintiff filed a similar lawsuit against us and three current or former executive officers, also in the United States District Court for the Eastern District of Virginia, captioned Kohei Tagawa v. Spire Global, Inc. et al., Court File No. 1:24-cv-1810 (the “Tagawa Lawsuit”). On November 22, 2024, the court consolidated the Bousso Lawsuit and the Tagawa Lawsuit, appointed Michal Bousso as lead plaintiff, and renamed the case to “In re Spire Global, Inc. Securities Litigation,” Master File No. 1:24-cv-1458-MSN-WEF (the “Master Securities Lawsuit”). On December 23, 2024, the plaintiff filed an amended complaint in the Master Securities Lawsuit, which alleges violations of Sections 10(b) and 20(a) of the Exchange Act (and Rule 10b-5 thereunder), arising from or relating to our announcements in August 2024 that certain of our previously issued audited and unaudited financial statements should not be relied upon. Plaintiff alleges that we and the individual defendants made false or misleading statements relating to (1) how revenue was recognized for pre-space services for certain space contracts, and (2) how costs for certain contracts were characterized. The plaintiff seeks to represent a class of shareholders who purchased or otherwise acquired our common stock between May 11, 2022 and August 14, 2024. The plaintiff seeks damages and other relief, including attorneys' fees and costs. The defendants are vigorously defending this lawsuit. On January 22, 2025, the defendants moved to dismiss the amended complaint in its entirety. Briefing on Defendants’ motion to dismiss is scheduled to be completed by the end of February 2025, and the motion is presently scheduled to be heard by the Court on March 14, 2025. By statute, discovery is stayed in the Master Securities Lawsuit until the resolution of Defendants’ motion to dismiss

On September 5, 2024, a stockholder derivative lawsuit was filed in the United States District Court for the Eastern District of Virginia, purportedly on behalf of us against certain of our officers and directors and us (as a nominal defendant), captioned Lawrence Hollin v. Platzer et al., Court File No. 1:24-cv-01558 (the “Hollin Lawsuit”). On September 10, 2024, a second stockholder derivative lawsuit was filed in the United States District Court for the Eastern District of Virginia, also purportedly on behalf of us against certain of our officers and directors and us (as a nominal defendant), captioned Richard Cobb v. Platzer et al., Court File No. 1:24-cv-01596 (the “Cobb Lawsuit”). On November 12, 2024, a third stockholder derivative lawsuit was filed in the United States District Court for the Eastern District of Virginia, also purportedly on behalf of us against certain of our officers and directors and us (as a nominal defendant) captioned L. Robert Oros v. Platzer et al., 1:24-cv-02020 (the “Oros Lawsuit”). On November 14, 2024, the Court consolidated the Hollin Lawsuit and the Cobb Lawsuit and renamed the case to In re Spire Global, Inc. Stockholder Derivative Litigation, No. 1:24-cv-01596 (the “Master Derivative Case”). On December 2, 2024, the Court consolidated the Oros Lawsuit into the Master Derivative Case. The lawsuits in the Master Derivative Case arise out of the same subject matter as the Master Securities Lawsuit, and they allege some or all of the following claims: (1) breach of fiduciary duty; (2) gross mismanagement; (3) waste of corporate assets; (4) unjust enrichment; (5) as against the director defendants, violations of Section 14(a) of the Exchange Act and Rule 14a-9 promulgated thereunder; (6) as against the officer defendants, contribution under Sections 10(b) and 21D of the Exchange Act; and (7) aiding and abetting. Each of the lawsuits in the Master Derivative Case seeks damages and other relief, including attorneys' fees and costs. The Master Derivative Case is currently stayed pending the motion to dismiss in the Master Securities Lawsuit.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended September 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement (as defined in the SEC’s rules).

Item 6. Exhibits

The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q, or are incorporated herein by reference, in each case as indicated below.

Exhibit Number		Incorporated by Reference
	Description	Form	File No.	Exhibit	Filing Date
2.1	Share Purchase Agreement, dated November 13, 2024 between Kpler Holding SA and Spire Global, Inc.	8-K	001-39493	2.1	November 13, 2024
3.1	Amended and Restated Certificate of Incorporation, as amended through June 5, 2024.	8-K	001-39493	3.2	June 6, 2024
3.2	Bylaws of Spire Global, Inc.	S-1	333-259733	3.2	September 23, 2021
10.1	Spire Global, Inc. 2021 Equity Incentive Plan, as amended effective June 4, 2024.	8-K	001-39493	10.1	June 6, 2024
10.2	Waiver and Amendment No. 4 to Financing Agreement, dated as of August 27, 2024, among Spire Global, Inc., Spire Global Subsidiary, Inc., Austin Satellite Design, LLC, Blue Torch Finance LLC and the lenders party thereto.	8-K	001-39493	10.1	August 29, 2024
10.3	Employment Contract, effective January 6, 2025, between Celia Pelaz and Spire Global Germany GmbH	8-K	001-39493	10.1	December 3, 2024
10.4	Consulting Agreement, effective August 12, 2024, between Thomas Krywe and Spire Global, Inc.	8-K	001-39493	10.2	December 3, 2024
10.5	Managing Director Service Agreement, dated as December 19, 2024, between Peter Platzer and Spire Global Germany GmbH	8-K	001-39493	10.1	December 20, 2024
10.6	Employment Contract, dated as December 19, 2024, between Theresa Condor and Spire Global Germany GmbH	8-K	001-39493	10.2	December 20, 2024
23.1	Consent of PricewaterhouseCoopers LLP.
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

32.1*	Certifications of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 has been formatted in Inline XBRL

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