Form 10-K
period 2024-12-31
Spire Global, Inc.
filed 2025-03-31
CIK 1816017

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the common stock held by non-affiliates of the Registrant on June 28, 2024, the last business day of its most recently completed second fiscal quarter, was $268,571,000 based on the closing price of the Registrant’s Class A common stock as reported by the New York Stock Exchange on that date. Shares of common stock held by each executive officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded from the foregoing calculation in that such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 24, 2025, the registrant had outstanding 30,967,114 shares of Class A common stock and 1,507,325 shares of Class B common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement relating to the 2025 Annual Meeting of Stockholders, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2024.

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
•
overall level of customer demand for our products and services;
•
expectations and timing related to product launches;
•
expectations of achieving and maintaining profitability;
•
projections of total addressable markets, market opportunity, and market share;
•
our ability to acquire data sets, software, equipment, satellite components, and regulatory approvals from third parties;
•
our expectations concerning relationships with third parties;
•
our ability to acquire or develop products or technologies we believe could complement or expand our platform or to expand our products and services internationally;
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
•
the planned repayment of our debt obligations;
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
•
We have identified material weaknesses in our internal control over financial reporting that have resulted in the restatement of our financial statements as of and for the fiscal years ended December 31, 2023 and December 31, 2022, unaudited condensed consolidated financial statements as of the quarter ends and for the interim periods in the fiscal years ended December 31, 2023 and 2022, and unaudited condensed consolidated financial statements for the three-month period ended, and as of, March 31, 2024 (the “Affected Periods”). If we are unable to remediate these material weaknesses, or if we identify additional material weaknesses in the future or otherwise fail to maintain effective internal control over financial reporting or disclosure controls and procedures, it may result in future material misstatements of our consolidated financial statements or cause us to fail to meet our periodic reporting obligations, which may adversely affect our business, financial condition, and results of operations.
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

Pursuant to the Purchase Agreement with Buyer, we agreed to sell our maritime business (the “Maritime Business ”) to Buyer. Among other things, the Purchase Agreement contemplates that we will complete a pre-closing reorganization to segregate the Maritime Business into certain existing and to-be-formed entities, which will then be conveyed to the Buyer or its designated affiliates, subject to the terms and conditions set forth in the Purchase Agreement.

The Maritime Business includes, among other things, contracts with customers of the our maritime AIS data tracking service (other than customers associated with the U.S. federal government), certain related supply agreements, personnel supporting the business, and the equity of exactEarth Ltd. It does not include any part of the our satellite network or operations, which will be retained following the Transactions. The Purchase Agreement provides for the parties to enter into a data supply agreement pursuant to which Buyer will provide certain data to the our affiliate following the closing.

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
•
Analytics and market intelligence: Companies integrate live and historical flight and weather and climate data into innovative solutions for their customers and internal teams, driving more favorable outcomes through deeper insights.
•
Predictive maintenance and aircraft management: By tracking aircraft usage and flight patterns, our data aids in the analysis allowing for less aircraft downtime and fewer schedule disruptions.

Weather and Climate

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

Space Services

Built on 600+ years of space heritage, we offer Space as a Service solutions that empower our customers to leverage our established infrastructure to put their business in space. Our Space Services solutions are built upon our vertically integrated capabilities, global ground station network and cloud infrastructure to revolutionize how customers access space. Akin to cloud-based services like Amazon Web Services (“AWS”), Microsoft Azure, and Google Cloud Platform, we provide customers fast, scalable and reliable access to space data at a fraction of the cost and time it historically took by leveraging the same operational infrastructure we use for our own data and analytics solutions across maritime, aviation, and weather and climate. In doing so, customers are able to convert high capital expenditures typically recognized at the outset into affordable and recurring operating expenditures through a flexible subscription-based pricing model. Our launch schedule and end-to-end LEMUR design and manufacturing process allow customer sensors to go from design to launch in a matter of months, as opposed to three to five years–common under legacy satellite development. Our Space Services offering allows us to quickly and efficiently put a satellite into service for our customers while they focus on what they do best.

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

Key elements of our constellation include:

•
Proprietary Satellite Space Platform: We have developed a configurable nanosatellite platform called LEMUR, which is used to deploy data-generating sensors into space and provide all necessary resources for them to be operated efficiently, including power, pointing, data communications and onboard processing. As of December 31, 2024, the LEMUR platform has accumulated over 600 years of space flight heritage, with more than 199 satellites deployed. LEMUR is compatible with a significant number of available launch vehicles, having completed more than 43 launch campaigns on ten unique vehicles.
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

Climate change response

The world is seeing a higher number of weather-related events that are causing significant damage and cost. The pace has only quickened in recent years. According to the National Oceanic and Atmospheric Administration, there were 27 severe weather events in the United States in 2024, with each one having losses that exceeded one billion dollars. This was just shy of the record 28 such events in 2023. The response to the world’s problem of global warming and climate change over the past several decades has been largely focused on efforts to reduce greenhouse gas emissions. More recently, there has been a growing realization that the world lacks sufficient tools to anticipate and respond effectively to extreme weather events and climate change, and that more of our efforts and investment should be focused on how we can best protect vulnerable populations, infrastructure, land and the impact to the global economy. We believe that more accurate weather and climate data, prediction technologies and analytics will play an increasingly important role in helping to devise strategies to maintain water quality and availability, modify land use, protect and preserve coastal land and development, manage stormwater logistics, mitigate the spread of wildfires, repair and retrofit vulnerable facilities and maximize the use of green infrastructure.

Global security response

Over the past two years, geopolitical conflicts have brought the importance of global security to the world’s attention. In dynamic times, truth and transparency have never been more important. Spire has approximately 40 geolocation-capable satellites in-orbit that can detect jamming, spoofing, or the locations of objects such as sanctioned vessels or aircraft, through the use of radio frequency. Our satellites work day and night, in good weather or bad, and observe the entirety of the Earth’s surface area, 200 times a day on average, providing valuable insights in a rapidly changing environment. Given the investments and technological advancements the private sector has made over the last several years, there is a growing recognition of the necessity of public/private partnerships to tackle complex, global challenges. Governmental agencies have noted that the relationship with the commercial satellite sector is vital. A diversified architecture encompassing both governmental and commercial satellites, in varying constellation sizes and orbits, provides resilience to the space-based ecosystem. Spire has a fully deployed constellation with over 199 satellites launched and is a meaningful member of that ecosystem.

Advancements in on-board technologies

Rapid innovation in space technology infrastructure, including communication devices and sensors, has improved data download times and spatial resolution and measurement accuracies, allowing for better space-based data, analytics and insights to be delivered faster.

Before space-based data, legacy solutions were often burdened with substantial shortcomings in terms of coverage and safety. For instance, before the advent of Automatic Dependent Surveillance-Broadcast (“ADS-B”), aviation stakeholders were blind to the vast majority of global aerospace activity, as terrestrial-based solutions were unable to track aircraft over oceans. This occasionally resulted in tragedies like that of Malaysia Airlines Flight 370, which disappeared in March 2014 while flying a routine route from Kuala Lumpur to Beijing. As of December 2024, our sensors covered the entirety of the globe over 200 times per day on average, including remote areas where terrestrial AIS, ADS-B and atmospheric weather information are out of reach.

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

Competition

The maritime, aviation, and weather and climate data industries are fragmented and highly competitive and characterized by rapid changes in technology, customer requirements and industry standards and frequent introductions of improvements to existing offerings. Our primary competitors in these industries include companies that specialize in one or more services similar to those offered by us on a local or regional basis. We also compete with global, national, regional and local firms and government entities specializing in our industries. Some of our primary competitors include, in our maritime data vertical, Orbcomm Inc., in our aviation data vertical, Aireon LLC, and in our weather and climate data vertical, PlanetiQ with respect to our radio occultation data services. Some of our primary competitors also include analytics companies such as AccuWeather, Inc., Weathernews Inc., DTN, LLC, Tomorrow.io, Climavision and The Weather Company with respect to predictive analytics. We compete with companies such as AAC Clyde Space, GomSpace A/S, NanoAvionics LLC, ISISSpace and Open Cosmos Ltd. in our Space Services channel.

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

As of December 31, 2024, we had 447 employees located in seven countries, of which 434 were full-time employees. In addition, we engage contractors and third-party service providers in connection with certain projects. In certain countries in which we operate, we are subject to local labor law requirements which may automatically make employees subject to industry-wide collective bargaining agreements. None of our U.S. employees are represented by a labor union or covered by a collective bargaining agreement with respect to their employment with us. We have not experienced any work stoppages, and we consider our relations with our employees to be good.

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

We announce material information to the public about us, our products and services and other matters through a variety of means, including filings with the SEC, press releases, public conference calls, webcasts, the investor relations section of our website at www.ir.spire.com, and X account (@SpireGlobal), our Bluesky account (@spire.com) and our LinkedIn page in order to achieve broad, non-exclusionary distribution of information to the public and for complying with our disclosure obligations under Regulation FD.

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

Our current cash and cash equivalents and expected future financial results have raised substantial doubt as to our ability to continue as a going concern.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Our ability to continue as a going concern for the next 12 months from the date of issuance of the accompanying consolidated financial statements is dependent upon our ability to obtain sufficient cash to meet our obligations, including the repayment of all amounts owed pursuant to the Blue Torch Financing Agreement (as amended, and as defined below). Based on our current cash and cash equivalents and expected future financial results, if the Transactions do not close, we will not have sufficient liquidity to continue operations for at least the next twelve months from the issuance of the accompanying consolidated financial statements.

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

Buyer removed the matter to the District of Delaware, pursuant to a contract term in the Purchase Agreement promising not to contest removal to that court. The District of Delaware initially selected a March 4 trial date, but on February 26, 2025, the court set a trial date of May 28-30, 2025. There is no assurance as to what action the District of Delaware will take with respect to the proceeding initiated by us and there is no assurance as to whether or not the Transactions will be consummated on the terms contemplated or at all. The amount of any damages which may be sought or obtained from Buyer cannot be determined at this time.

We intend to use the proceeds from the closing of the Transactions to repay all amounts owed under the Blue Torch Financing Agreement. However, as described above, there is currently no assurance that the Transactions will close or when the Transactions may close. Given the delay in the closing of the Transactions, on March 14, 2025, we closed a private placement of Class A common stock and pre-funded warrants for gross proceeds of $40.0 million, before deducting offering expenses. We may seek additional equity or debt financing (including securities convertible or exchangeable for equity) and may seek waivers of or amendments to contractual obligations, delay, limit, reduce, or terminate certain commercial efforts, or pursue merger, disposition or other strategies, any of which could adversely affect our business, results of operations, and financial condition. There is no assurance that we will be successful in achieving any of the foregoing. Due to our projected cash needs, including amounts owed pursuant to the Blue Torch Financing Agreement, there is substantial doubt about our ability to continue as a going concern for a period of at least 12 months from the date of issuance of the accompanying consolidated financial statements. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We engage in customer-funded or co-funded research and development arrangements (“R&D Services Contracts”), which are generally partially co-funded by agencies like the European Space Agency (“ESA”) or National Aeronautics and Space Administration (“NASA”). The cost of providing the services and activities pursuant to these agreements initially exceed the revenue they generate. Even if technology is successfully developed pursuant to these R&D Services Contracts and is eventually commercialized, it may never yield a profit.

We engage in R&D Services Contacts to further several promising space technologies and solutions. These R&D Services Contracts generally follow a co-funding structure. We usually fund a portion of the research ourselves and bill the customer, a government agency like ESA or NASA, the other portion, typically 50% of the total costs. Through this co-funding arrangement, the total costs of providing the related R&D services initially exceed the revenue they generate. Even if technology is successfully developed pursuant to these R&D Services Contracts and is eventually commercialized, it may never yield enough profit to recover all of the expenses incurred for these contracts. As a result, our ability to continue these activities may be jeopardized, particularly because of our negative cash flows from operation.

Uncertain macroeconomic and geopolitical factors, including as a result of inflationary pressures, currency exchange rate fluctuations, trade uncertainties, military conflicts, and elevated interest rates, cause instability and volatility in the global financial markets and disruptions within our industries that have negatively impacted, and could continue to negatively impact our business, our financial results, and our stock price.

Prolonged economic uncertainties or downturns have adversely affected, and could continue to adversely affect our business, financial condition, and results of operations. Negative conditions in the general economy in either the United States or abroad, including conditions resulting from financial and credit market fluctuations, elevated inflation, changes in interest rates and economic policy, trade uncertainty, including changes in sanctions, international treaties, and other trade restrictions, the recent changes to tariffs, which could cause interruptions in our supply chain or increase spending to meet our obligations, the occurrence of a natural disaster or global public health crisis, delays in the approval of US federal appropriations bills, or armed conflicts, could continue to cause a decrease in corporate spending on data offerings in general and negatively affect the growth of our business.

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

In addition, changing interest rates have and could continue to negatively affect businesses across many industries, including by increasing our existing and prospective customers’ costs and constraining their budgets. Increasing interest rates in 2024 resulted in higher interest expenses for us, as our credit facility is based on a floating interest rate.

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

We have historically derived a significant portion of our revenue from contracts with federal, state, local, and foreign governments, which accounted for approximately 36% of our revenues for the year ended December 31, 2024. We believe that the future success and growth of our business will depend in part on our ability to continue to maintain and expand government contracts. Within the government channel, approximately 58% of revenue for the year ended December 31, 2024, was generated by three government customers. Contracts with any government entity may be terminated or suspended by the government at any time, with or without cause. There can be no assurance that any contract with the government of any jurisdiction will not be terminated or suspended in the future. For example, the National Oceanic and Atmospheric Administration ("NOAA") did not fully renew one of its sales orders with us for the time period September 2024 through September 2025. We expected this sales order to provide approximately $7.0 million of revenue over this time period, and while we were awarded a new order for $3.8 million, there can be no assurance that renewals or new orders will be awarded in full, for the full period and on favorable terms, or at all, in the future.

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

The maritime, aviation, and weather and climate data industries are fragmented and highly competitive and characterized by rapid changes in technology, customer requirements, and industry standards, and frequent introductions of improvements to existing offerings. Our primary competitors in these industries include companies that specialize in one or more services similar to those offered by us on a local or regional basis. We also compete with global, national, regional, and local firms and government entities specializing in these industries. Both commercial and government organizations have indicated that they might build and launch satellites capable of collecting earth observation information from space. The U.S. government and foreign governments have developed and may in the future develop their own data collection tools and data analytics solutions, which could reduce their reliance on us and other commercial suppliers. In addition, such governments could sell or provide free of charge similar data and analytics and thereby compete with our offerings.

Some of our primary competitors include, in our maritime data vertical, Orbcomm Inc., in our aviation data vertical, Aireon LLC, and in our weather and climate data vertical, GeoOptics, Inc. with respect to our radio occultation data services. Some of our primary competitors also include analytics companies such as AccuWeather, Inc., Weathernews Inc., DTN, LLC, Tomorrow.io, Climavision and The Weather Company with respect to predictive analytics. We compete with companies such as AAC Clyde Space, GomSpace A/S, NanoAvionics LLC, ISISSpace and Open Cosmos Ltd. in our Space Services channel.

Additionally, many governmental agencies, such as NOAA, provide weather and climate data at little to no cost. We are constantly exposed to the risk that our competitors may utilize data they receive from us to develop and offer competing products and services to their customers, which may reduce the overall demand for our products and services. Our competitors may also implement disruptive technology, or new technology before we do, or may offer lower prices, additional offerings or other incentives that we cannot or will not offer. We can give no assurances that we will be able to compete successfully against existing or future competitors or increase our market share.

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

The satellite communications industry is subject to rapid advances and innovations in technology. We may face competition from companies using new service solutions, innovative technologies, and equipment, including new low earth orbit constellations and expansion of existing geostationary satellite systems or new technology that could eliminate the need for a satellite system. New service solutions and technologies could render our offerings obsolete or less competitive by satisfying customer demand in more attractive ways or through the introduction of incompatible standards. For example, if new transmitters are deployed that emit in the same frequencies as AIS, they might cause our AIS services to be severely compromised or disabled, or alternatively, if a material number of vessels were to turn off their AIS transmitting devices during their voyages, then this would reduce the utility of our AIS data services. Particular technological developments that could adversely affect us include the deployment by our competitors of new satellites with greater power, flexibility, efficiency, or capabilities, as well as continuing improvements in terrestrial technologies. In order for our business to keep pace with technological changes and remain competitive, we may need to make significant capital expenditures, including capital to design and launch new platform features and services. New technologies may also be protected by patents or other intellectual property laws and therefore may not be available for us to use. Any failure to implement new technology within our platform may compromise our ability to compete.

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

Our quarterly results of operations fluctuate, in part, because of the resource-intensive nature of our sales efforts and the length and variability of our sales cycle for certain of our offerings, such as our project-based services, and for certain of our customers, such as government departments and agencies. The length of our sales cycle, from initial contact with our sales team to a contractual commitment from a customer, can also vary substantially from customer to customer based on customer size, industry, maturity, profitability, whether we are launching a new solution, and deal complexity and customization. Our sales cycle can vary considerably and is made more uncertain by regional or global events, inflation, elevated interest rates and other global economic and political uncertainties. Such events have resulted in and may continue to cause a general reduction in spending on data by our customers, which will further affect our ability to estimate not only the length of the sales cycle, but also the anticipated size of potential subscriptions. Further, our sales cycle may lengthen as we continue to focus our sales efforts on large enterprises and on our Space Services. For example, large organizations often undertake a significant evaluation process that results in a lengthy sales cycle and product purchases by large organizations are frequently subject to budget constraints, multiple approvals and administrative, processing and other delays.

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

Our success also depends, in part, on our customers renewing their subscriptions when existing contract terms expire, and our ability to expand our relationships with our existing customers. Our customers have no obligation to renew or upgrade their subscriptions, and in the normal course of business, some customers have elected not to renew. In addition, our customers may decide not to renew their subscriptions with a similar contract period or at the same prices or terms or may decide to downgrade their subscriptions. Uncertain macroeconomic and geopolitical factors, including as a result of inflationary pressures, currency exchange rate fluctuations, the Russian invasion of Ukraine, Israel’s war with Hamas, and elevated interest rates may result in longer and unpredictable sales cycles, could result in potential customers deciding not to contract with us or current customers deciding not to renew, could cause delays in renewal, upgrade, or expansion decisions for some of our existing customers, may reduce the effectiveness of our sales and marketing efforts, and could reduce the duration of subscriptions. In addition, these situations could result in increased customer churn, a lengthening of our sales cycle with some of our potential customers, or reduced contract value with prospective or existing customers. Our customer retention or our customers’ use of our platform may decline or fluctuate as a result of a number of factors, including our customers’ satisfaction with our platform and our customer support, our subscription model, our project-based services model, the prices, features, or perceived value of competing offerings, changes to our offerings, or general economic conditions. We will need to maintain or improve our ARR Net Retention Rate to support our growth, and our ability to expand our relationships with customers may require more sophisticated and costly sales efforts. If our customers’ renewals or expansions fall below expectations, and as a result our ARR Net Retention Rate decreases, our business, financial condition, and results of operations would be adversely affected.

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

Further, our suppliers may become capacity-constrained or could face financial difficulties as a result of a surge in demand, a natural disaster, or other event, including the impacts of inflationary pressures, currency exchange rate fluctuations, the Russian invasion of Ukraine, and elevated interest rates. As a result, we may experience operational delays and may have to evaluate replacement suppliers for our satellite components, equipment, and operational services. If we fail to effectively address these issues, we could suffer delays, which could reduce our ability to launch new satellites and manage and operate our business, which could harm our reputation, business, financial condition, and results of operations.

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

We are dependent on third-party launch service providers. Currently, the number of companies who offer launch services is limited, and if this sector fails to grow or experiences consolidation among current providers, we may not be able to secure space on a launch vehicle or may incur higher prices for such space. This could cause delays in our ability to meet our customers' needs or an increase in the price for our offerings, adversely affecting our business, financial condition, and results of operations. The technology related to launch capabilities is evolving rapidly as existing launch providers iterate on their existing capabilities and new providers enter the market. Our launch partners may encounter launch, deployment, or in-orbit delays or failures, leading to the damage or complete loss of our satellites, including customer assets. In the event that a launch is delayed, our timing for the recognition of revenue tied to customer acceptance of project-based deliverables may similarly be delayed. For example, one of our launch partners experienced a launch failure, but we did not have any satellites on the failed launch. The launch partner then delayed future launches until it completed its investigations and obtained the necessary approvals to resume launches. As a result, the launch of one of our missions by this launch partner that was anticipated to occur in the fourth quarter of 2023 was delayed to January 2024, thereby delaying the timing of the recognition of revenue related to such launch. Launch delays are common in our industry, and they could negatively impact our financial statements or earnings for a given time period.

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
•
heightened risk of unfair or corrupt business practices in certain geographies and of improper or fraudulent sales arrangements that may impact our results of operations and result in restatement of, or irregularities in, financial statements;
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

Risks Related to the Transactions

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

Buyer removed the matter to the District of Delaware, pursuant to a contract term in the Purchase Agreement promising not to contest removal to that court. The District of Delaware initially selected a March 4 trial date, but on February 26, 2025, the court set a trial date of May 28-30, 2025. There is no assurance as to what action the District of Delaware will take with respect to the proceeding initiated by us and there is no assurance as to whether or not the Transactions will be consummated on the terms contemplated or at all. The amount of any damages which may be sought or obtained from Buyer cannot be determined at this time.

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

From time to time, we have been involved, are currently involved, and may in the future become involved, in various legal proceedings relating to matters incidental to the ordinary course of our business, including intellectual property, commercial, employment, class action, whistleblower, and other litigation and claims, and governmental and other regulatory investigations and proceedings. For example, the restatement and related material weaknesses in our internal control over financial reporting have resulted in stockholder litigation against us and adverse regulatory consequences. Claims against us, whether meritorious or not, are frequently time-consuming, result in costly litigation, harm our reputation, require significant management attention, and divert significant resources. In addition, the expense of litigation and the timing of this expense from period to period are difficult to estimate and subject to change. The risk of litigation may be heightened among public companies, like us, that have previously undergone a merger with a special purpose acquisition company, as well as for companies, like us, that have restated their financial statements.

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

As of December 31, 2024, we had $275.1 million of federal and $228.9 million of state net operating loss carryforwards (“Net Operating Losses”), available to reduce future taxable income. Of the approximately 275.1 million in U.S. federal Net Operating Losses, approximately $192.5 million will be carried forward indefinitely for U.S. federal tax purposes and approximately $82.6 million will begin to expire in 2032. Our $228.9 million of state Net Operating Losses will expire in various tax years beginning in 2027. It is possible that we will not generate taxable income in time to use Net Operating Losses before their expiration, or at all.

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

The Tax Cuts and Jobs Act (the "Tax Act"), as amended by the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), among other things, includes changes to U.S. federal tax rates and the rules governing Net Operating Losses. For Net Operating Losses arising in tax years beginning after December 31, 2017, the Tax Act, limits a taxpayer’s ability to utilize Net Operating Losses to 80% of taxable income (as calculated before taking the Net Operating Losses, and certain other tax attributes, into account). Net Operating Losses arising in tax years beginning after December 31, 2017 can be carried forward indefinitely. Net Operating Losses generated in tax years beginning before January 1, 2018 will not be subject to the taxable income limitation and will continue to have a two-year carryback and twenty-year carryforward period.

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

Goodwill represents a significant portion of our assets. As of December 31, 2024, we had $14.7 million in goodwill, which resulted from our acquisition activity and represents the excess of the consideration transferred over the fair value of the net assets acquired. We assess at least annually whether events or changes in circumstances indicate that the carrying value of our goodwill assets may not be recoverable. If our market capitalization continues to decline, and if macroeconomic conditions worsen, our reporting unit may be at risk for future goodwill impairments. Any write-off of a material portion of our goodwill would negatively affect our results of operations.

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

Certain of the contracts in our “Space as a Service” business (the “Space Services Contracts”) are highly customized and require significant judgment in determining the appropriate accounting treatment, which could increase the risk of material misstatements in our consolidated financial statements.

Certain of our Space Services Contracts are so highly customized that significant judgment is required in determining the appropriate accounting treatment for such contracts. As a result, the risk of errors in our consolidated financial statements may be higher than the corresponding risk faced by other companies that do not have customized agreements. The restatement of our consolidated financial statements in our Annual Report on Form 10-K/A for the year ended December 31, 2023 and our Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2024 is partially the result of accounting errors associated with certain of these Space Services Contracts, and there continues to be risk of material misstatements related to such contracts in the future, which may adversely affect our business, financial condition, and results of operations.

We have identified material weaknesses in our internal control over financial reporting that have resulted in the restatement of our financial statements as of and for the fiscal years ended December 31, 2023 and December 31, 2022, unaudited condensed consolidated financial statements as of the quarter ends and for the interim periods in the fiscal years ended December 31, 2023 and 2022, and unaudited condensed consolidated financial statements for the three-month period ended, and as of, March 31, 2024 (the “Affected Periods”). If we are unable to remediate these material weaknesses, or if we identify additional material weaknesses in the future or otherwise fail to maintain effective internal control over financial reporting or disclosure controls and procedures, it may result in future material misstatements of our consolidated financial statements or cause us to fail to meet our periodic reporting obligations, which may adversely affect our business, financial condition, and results of operations.

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

iv.
We did not design and maintain effective controls over the accounting for our Space Services Contracts and R&D Services Contracts with customers. Specifically, we did not design and maintain effective controls over the identification of performance obligations to ensure revenue is recognized at the time performance obligations are satisfied, the identification and accounting for embedded leases, the classification and accounting for costs incurred in connection with performing services, and the recognition of allowances for current expected credit losses. This material weakness resulted in the restatement of our previously filed financial statements for the Affected Periods.
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

We are taking certain measures to remediate these material weaknesses as described in Part II, Item 9A of this Annual Report on Form 10-K, however such material weaknesses had not been remediated as of December 31, 2024.

While these actions and planned actions are subject to ongoing management evaluation and will require validation and testing of the design and operating effectiveness of internal controls over a sustained period, we are committed to continuous improvement and will continue to diligently review our internal control over financial reporting. The material weaknesses will not be considered remediated until management completes the design and implementation of the measures described above and the controls operate for a sufficient period of time and management has concluded, through testing, that these controls are effective. In addition, due to the material weaknesses in internal control over financial reporting, we have also determined that our disclosure controls and procedures were ineffective as of December 31, 2024.

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

Our current controls and any new controls that we develop may become inadequate because of changes in the conditions in our business, including increased complexity resulting from any further international expansion. Further, weaknesses in our disclosure controls and our internal control over financial reporting have been identified, and others may be discovered in the future. Our management may not be able to effectively and timely implement controls and procedures that adequately respond to the increased regulatory compliance and reporting requirements. Any failure to develop or maintain effective controls, or any difficulties encountered in their implementation or improvement, could harm our results of operations or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods, such as the restatement of our financial statements for the Affected Periods. Any failure to implement and maintain effective internal control over financial reporting in a timely manner or with adequate compliance could also adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we will eventually be required to include in our periodic reports that will be filed with the SEC. Ineffective disclosure controls and procedures and internal control over financial reporting could also have a material adverse effect on our business and cause investors to lose confidence in our reported financial and other information, which would likely adversely affect the market price of our common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the NYSE.

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

As of December 31, 2024, we had $98.4 million outstanding under our financing agreement (the "Blue Torch Financing Agreement") that we entered into with Blue Torch Finance LLC (“Blue Torch”) in June 2022, which matures on June 13, 2026. There can be no assurance that we will be able to repay this indebtedness when due, or that we will be able to refinance this indebtedness on acceptable terms or at all.

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

In addition, the Blue Torch Financing Agreement requires that we comply with certain covenants. In the past, we have had points in time where we have been in non-compliance with the leverage ratio and minimum liquidity financial covenants under the Blue Torch Financing Agreement. As of March 12, 2025, we are back in compliance with all of our covenants, but we cannot guarantee that we will be able to maintain compliance with these various covenants or, if we would be able to obtain waivers from the lenders and/or amend the covenants if needed. Even if we comply with all of the applicable covenants, the restrictions on the conduct of our business could adversely affect our business by, among other things, limiting our ability to take advantage of financing opportunities, mergers, acquisitions, investments, and other corporate opportunities that may be beneficial to our business.

As of December 31, 2024, we were in breach of certain of our covenants under the Blue Torch Financing Agreement, which resulted in recording our debt as current on our consolidated balance sheets. The balance due was reflected as a current liability in the consolidated balance sheets as of December 31, 2024. The acceleration of the indebtedness under our credit agreements or under any other indebtedness could have a material adverse effect on our business, results of operations, and financial condition. While we are no longer in default under the Blue Torch Financing Agreement following the Waiver and Amendment No. 5 to Financing Agreement with Blue Torch and certain lenders, which was entered into on March 12, 2025, in the event of any further default under our existing or future credit facilities, the applicable lenders could elect to terminate borrowing commitments and declare all borrowings and loans outstanding, together with accrued and unpaid interest and any fees and other obligations, to be due and payable. In addition, our obligations under the Blue Torch Financing Agreement are secured by a security interest in substantially all of our assets. During the existence of an event of default, under the Blue Torch Financing

Agreement, the lenders could exercise their rights and remedies thereunder, including by way of initiating foreclosure proceedings against any assets constituting collateral for our obligations under such credit facility.

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

If we are at any point unable to repay or otherwise refinance our indebtedness when due, or if any future event of default (including as a result of our failure to comply with our affirmative or negative covenants) is not cured or waived, the applicable lenders could accelerate our outstanding obligations or proceed against the collateral granted to them to secure that indebtedness, which could force us into bankruptcy or liquidation. In the event the applicable lenders accelerate the repayment of our borrowings, we and our subsidiaries may not have sufficient assets to repay that indebtedness. Any acceleration of amounts due under the agreements governing our credit facility or the exercise by the applicable lenders of their rights under the security documents would likely have a material adverse effect on our business.

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
•
the volume of sales generated by subscription sales as opposed to Space Services Contracts and R&D Services Contracts;
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

The dual class structure of our common stock has the effect of concentrating voting power with the Legacy Spire Founders, which will limit your ability to influence the outcome of matters submitted to our stockholders for approval, including the election of our board of directors, the adoption of amendments to our certificate of incorporation and bylaws, and the approval of any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction. Our Class A common stock has one vote per share and our Class B common stock that is held only by our Legacy Spire Founders has nine votes per share. Accordingly, the Class B common stock held by the Legacy Spire Founders represents approximately 39.1% of the voting power of our outstanding capital stock in the aggregate as of December 31, 2024. Additionally, the Class A common stock and Class B common stock held by two of the Legacy Spire Founders, Peter Platzer and Theresa Condor, who are husband and wife, represents approximately 26,8% of the voting power of our outstanding capital stock in the aggregate as of December 31, 2024. As a result, Peter Platzer and Theresa Condor and the other Legacy Spire Founders will be able to determine or significantly influence any action requiring the approval of our stockholders, including the election of our board of directors, the adoption of amendments to our certificate of incorporation and bylaws, and the approval of any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction. The Legacy Spire Founders may have interests that differ from yours and may vote in a way with which you disagree, and which may be adverse to your interests. This concentrated control may have the effect of delaying, preventing, or deterring a change in control, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of the Company, and might ultimately affect the market price of our Class A common stock. Further, the separation between voting power and economic interests could cause conflicts of interest between the Legacy Spire Founders and our other stockholders, which may result in the Legacy Spire Founders undertaking, or causing us to undertake, actions that would be desirable for themselves but would not be desirable for our other stockholders. The numbers of shares and percentage interests set forth above assume that there are no future exercises of the warrants.

Future transfers by the holders of our Class B common stock will generally result in those shares automatically transferring to us for no consideration, subject to limited exceptions, such as certain transfers effected for estate planning or other transfers among the Legacy Spire Founders and their family members.

In addition, each share of our Class B common stock will automatically be transferred to us for no consideration upon the following events: (i) on the affirmative written election of such holder to transfer such share of our Class B common stock to us, or if later, at the time or the happening of a future event specified in such written election (which election may be revoked by such holder prior to the date on which the automatic transfer to us would otherwise occur unless otherwise specified by such holder); (ii) the date fixed by our board of directors that is no less than 61 days and no more than 180 days following the first time after 11:59 p.m. Eastern Time on the closing date of the Merger that both (a) such Legacy Spire Founder is no longer providing services to us as an officer, employee, or consultant and (b) such Legacy Spire Founder is no longer a director of the Company; (iii) the date fixed by our board of directors that is no less than 61 days and no more than 180 days following the date that such Legacy Spire Founder’s employment with us is terminated for cause (as defined in our certificate of incorporation); and (iv) upon the death or disability (as defined in our certificate of incorporation) of such Legacy Spire Founder.

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
•
material weaknesses, ineffective internal control over financial reporting, ineffective disclosure controls, and restatement of our financial statements;
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

General Risk Factors

The restatement of our previously issued financial statements for the Affected Periods has resulted in unanticipated costs, stockholder litigation and regulatory actions, and may adversely affect investor confidence, our stock price, our ability to raise capital in the future and our reputation.

We have incurred unanticipated costs for accounting and legal fees in connection with the restatement of our financial statements for the Affected Periods. The restatement may erode investor confidence in our company, our financial reporting, accounting practices and processes, and may raise reputational issues for our business. The restatement may negatively impact the trading price of our securities and make it more difficult for us to raise capital on acceptable terms, or at all. In addition, the restatement and related material weaknesses in our internal control over financial reporting have resulted in stockholder litigation against us and adverse regulatory consequences. These and any future regulatory consequences, litigation, claims or disputes, whether successful or not, could subject us to additional costs, divert the attention of our management, or impair our reputation. Each of these consequences could have a material adverse effect on our business, results of operations and financial condition.

We depend on our management team and other highly skilled personnel, and we may fail to attract, retain, motivate, or integrate highly skilled personnel, which could adversely affect our business, financial condition, and results of operations.

We depend on the continued contributions of our management team, key employees, and other highly skilled personnel. All of our U.S.-based employees work for us on an at will basis, and there is no assurance that any such employee will remain with us. Our competitors may be successful in recruiting and hiring members of our management team or other key employees, and it may be difficult for us to find suitable replacements on a timely basis, on competitive terms, or at all. If we are unable to attract and retain the necessary employees, particularly in critical areas of our business, we may not achieve our strategic goals. In addition, from time to time, there may be changes in our senior management team that may be disruptive to our business. For example, (i) effective January 1, 2025, Theresa Condor was appointed our Chief Executive Officer and Peter Platzer was appointed our Executive Chairman, (ii) effective January 6, 2025, Celia Pelaz was appointed our Chief Operating Officer, and (iii) effective March 7, 2025, Leonardo Basola resigned as our Chief Financial Officer and Thomas Krywe was appointed our interim Chief Financial Officer. If our senior management team fails to work together effectively and to execute our plans and strategies, including as a result of recent executive transitions, our business, financial condition, and results of operations could be adversely affected.

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

Cybersecurity risk management forms part of our overall risk management framework, which is regularly reviewed by our Chief Transformation Officer (“CTO”), our senior management team and our Board of Directors. We retain an ISO 27001:2013 certification related to our information security management system (“ISMS”) that supports the assets, technologies, personnel, and processes used by our corporate IT environment, as well as the satellite command and control, data uplink and downlink pipelines, and ground stations utilized by our radio frequency collection and data products. Cybersecurity incident response procedures are enumerated in internal policies and procedures with remediation plans reflective of the scope and severity of the incident. This remediation typically involves incident analysis, incident isolation and eradication, and post-incident response. In the event a cybersecurity incident is detected, the IT Security Team reports the event to our legal and compliance teams. These Legal and Compliance professionals then advise on any additional notification or reporting requirements.

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

Cybersecurity Governance

Our cybersecurity program is overseen by the Company’s CTO in close collaboration with the CEO and our legal and compliance teams. Our CTO has a technical background and is well informed about cybersecurity risk management best practices, as well as our Company’s risk management framework. Our legal and compliance teams supporting the Company’s cybersecurity efforts bring a wealth of experience from prior positions, as well as participation in ongoing training sessions and industry events.

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

Stockholder Litigation

On August 20, 2024, we and two of our executive officers were named as defendants in a purported federal securities law class action filed in the United States District Court for the Eastern District of Virginia, captioned Michal Bousso v. Spire Global, Inc. et al., Court File No. 1:24-cv-1458 (the "Bousso Lawsuit"). On October 14, 2024, a second plaintiff filed a similar lawsuit against us and three current or former executive officers, also in the United States District Court for the Eastern District of Virginia, captioned Kohei Tagawa v. Spire Global, Inc. et al., Court File No. 1:24-cv-1810 (the “Tagawa Lawsuit”). On

November 22, 2024, the court consolidated the Bousso Lawsuit and the Tagawa Lawsuit, appointed Michal Bousso as lead plaintiff, and renamed the case to “In re Spire Global, Inc. Securities Litigation,” Master File No. 1:24-cv-1458-MSN-WEF (the “Master Securities Lawsuit”). On December 23, 2024, the plaintiff filed an amended complaint in the Master Securities Lawsuit, which alleges violations of Sections 10(b) and 20(a) of the Exchange Act (and Rule 10b-5 thereunder), arising from or relating to our announcements in August 2024 that certain of our previously issued audited and unaudited financial statements should not be relied upon. Plaintiff alleges that we and the individual defendants made false or misleading statements relating to (1) how revenue was recognized for pre-space services for certain space contracts, and (2) how costs for certain contracts were characterized. The plaintiff seeks to represent a class of shareholders who purchased or otherwise acquired our common stock between May 11, 2022 and August 14, 2024. The plaintiff seeks damages and other relief, including attorneys' fees and costs. The defendants are vigorously defending this lawsuit. On January 22, 2025, the defendants moved to dismiss the amended complaint in its entirety. The court in the Master Securities Lawsuit held argument on our motion to dismiss on March 14, 2025. After hearing argument from both sides, the court issued its order on the record dismissing the Master Securities Lawsuit without prejudice. The court granted the plaintiff 30 days to consider whether to amend.

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

Share Purchase Agreement Litigation

As previously disclosed, on November 13, 2024, we entered into the Purchase Agreement with Buyer, pursuant to which we agreed to complete the Transactions. The maritime business to be sold pursuant to the Transactions does not include any part of our satellite network or operations. The purchase price to be paid by Buyer to us at the closing of the Transactions is a cash payment based upon an enterprise value of $233.5 million, subject to certain adjustments. The Transactions also include a twelve-month transition service and data provision agreement for $7.5 million. The Purchase Agreement provides that the closing of the Transactions is subject to the satisfaction or waiver of certain closing conditions set forth in the Purchase Agreement.

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

Buyer removed the matter to the District of Delaware, pursuant to a contract term in the Purchase Agreement promising not to contest removal to that court. The District of Delaware initially selected a March 4 trial date, but on February 26, 2025, the court set a trial date of May 28-30, 2025. There is no assurance as to what action the District of Delaware will take with respect to the proceeding initiated by us and there is no assurance as to whether or not the Transactions will be consummated on the terms contemplated or at all. Whether or not the Transactions are consummated as required, we reserve all of our rights under the Purchase Agreement and in law and equity, including the right to seek damages and other remedies from Buyer. The amount of any damages which may be sought or obtained from Buyer cannot be determined at this time.

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

Holders of Record

As of February 28, 2025, there were 137 holders of record of our Class A common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

As of February 28, 2025, there were four holders of record of our Class B common stock. All shares of our Class B common stock are beneficially owned by Peter Platzer, Theresa Condor, Jeroen Cappaert and William Joel Spark, or their affiliates.

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

Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our audited consolidated financial statements as of and for the years ended December 31, 2024 and 2023 and the related notes appearing elsewhere in this Form 10-K. In addition to historical consolidated financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results could differ materially from those anticipated by these forward-looking statements as a result of many factors. We discuss factors that we believe could cause or contribute to these differences below and elsewhere in this Annual Report on Form 10-K, including those set forth in the sections titled “Risk Factors” and “Special Note Regarding Forward-Looking Statements.” Our fiscal years ended December 31, 2024 and 2023 are referred to herein as fiscal year 2024 and fiscal year 2023, respectively. Unless the context otherwise requires, all references to “the Company,” “we,” “us,” or “our” and similar terms refer to Spire and its subsidiaries.

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

Sale of Maritime Business

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

Buyer removed the matter to the District of Delaware, pursuant to a contract term in the Purchase Agreement promising not to contest removal to that court. The District of Delaware initially selected a March 4 trial date, but on February 26, 2025, the court set a trial date of May 28-30, 2025. There is no assurance as to what action the District of Delaware will take with respect to the proceeding initiated by us and there is no assurance as to whether or not the Transactions will be consummated on the terms contemplated or at all. The amount of any damages which may be sought or obtained from Buyer cannot be determined at this time.

Private Placement

On March 12, 2025, we entered into a securities purchase agreement (the “Securities Purchase Agreement”) with the purchasers named therein (the “Purchasers”) for the private placement (the “2025 Private Placement”) of (i) 4,843,750 shares of our Class A common stock at a purchase price of $8.00 per share (the “Shares”) and (ii) pre-funded warrants (the “Pre-Funded Warrants”) to purchase 156,250 shares of Class A common stock (the “Warrant Shares”) at a purchase price of $7.9999 per Pre-Funded Warrant. The Pre-Funded Warrants have an exercise price of $0.0001 per share of Class A common stock, are exercisable immediately, and will terminate when exercised in full. The aggregate gross proceeds for the 2025 Private Placement were $40.0 million, before deducting offering expenses. The 2025 Private Placement closed on March 14, 2025.

In addition, on March 12, 2025, we and the Purchasers also entered into a registration rights agreement, pursuant to which we agreed to file a registration statement with the Securities and Exchange Commission on or before April 30, 2025, for purposes of registering the resale of the Shares and the Warrant Share and to have such registration statement declared effective no later than June 30, 2025.

Fifth Amendment to Blue Torch Financing Agreement

On March 12, 2025, we and Blue Torch Finance LLC (“Blue Torch”) entered into the Waiver and Amendment No. 5 to Financing Agreement (the “Fifth Amendment”) to, among other things, (a) waive events of default under our financing agreement (the “Blue Torch Financing Agreement”) that we entered into with Blue Torch in June 2022 arising out of the maximum debt to EBITDA leverage ratio being greater than the ratio permitted by the Blue Torch Financing Agreement, the failure to deliver financial projections for the 2025 fiscal year and liquidity being lower than permitted by the Blue Torch Financing Agreement, (b) amend the financial covenants in the Blue Torch Financing Agreement to replace the maximum debt to EBITDA ratio with a minimum EBITDA covenant and provide relief on the recurring revenue leverage ratio set forth in the Blue Torch Financing Agreement, (c) amend the Blue Torch Financing Agreement to permit us to obtain subordinate financing secured by related liens on such junior indebtedness, (d) increase the applicable margin by 2.50% in the form of PIK interest which will be fully earned, paid-in-kind and added to the principal balance of the term loans, and (e) provide for a Fifth Amendment fee and extension fees. The Fifth Amendment fee is equal to $2.50 million which will be paid in kind by adding such fee to the principal amount after which it bears interest from the date of the Fifth Amendment at the Adjusted Term SOFR for a 3-month interest period plus the applicable margin under the Blue Torch Financing Agreement.

The Fifth Amendment also provides for an extension fee equal to $1.0 million, but if the Blue Torch Financing Agreement is terminated and all obligations are paid in full prior to April 30, 2025, the extension fee will be waived. If the Blue Torch Financing Agreement is not terminated and all obligations are paid in full on or before April 30, 2025, the extension fee will be added to the principal balance of the term loans on such date, and an additional extension fee in an equal amount will be added to the principal balance of the term loans on each date that is 30 days after April 30, 2025, until the Blue Torch Financing Agreement is terminated and all obligations are paid in full. The Fifth Amendment also requires us to engage a liquidity management advisor reasonably satisfactory to Blue Torch no later than March 21, 2025, and we did so on March 21, 2025.

Highlights from Fiscal Year 2024

•
Full year 2024 revenue was $110.5 million, an increase of 13% from fiscal year 2023.
•
We were awarded a $9.4 million contract in January 2024 and another $3.8M contract in September 2024 by the National Oceanic and Atmospheric Administration (“NOAA”) for Satellite Weather and Climate Data (“RO”).
•
We began a collaboration with Signal Ocean to drive digitalization of the maritime economy and Signal Ocean made a $10 million strategic investment in the Company.
•
We were awarded €8.4 million by the European Maritime Safety Agency (EMSA) for the provision of SAT-AIS data services.
•
We began collaborating with NVIDIA to enhance artificial intelligence (“AI”)-driven weather prediction.
•
We announced a space services deal to scale constellation for HANCOM InSpace.
•
We signed a Memorandum of Cooperation with Thales and the European Satellite Services Provider (ESSP) to develop a space-based air traffic surveillance service. Phase A of the contract was signed and is effective as of June 28, 2024.
•
We joined the Russell 3000 Index on June 27, 2024.
•
We announced a contract with the Government of Canada for ship tracking data in July 2024.
•
We signed a multi-year agreement with a government customer to manufacture satellites and provide geolocation data.
•
We and OroraTech were awarded a NASA contract for wildfire monitoring.
•
We launched seven LEMUR satellites on SpaceX Transporter-11 mission.
•
We announced a mission to explore the power of AI in space with Mission Control, showcasing how AI can be reliably used onboard satellites over a long period of time to generate actionable insights in real-time.
•
We announced on November 13, 2024, that we entered into the Purchase Agreement with Buyer, pursuant to which we agreed to sell our maritime business to Buyer for a purchase price of $233.5 million, subject to certain adjustments. The Transactions also include a twelve-month transition service and data provision agreement for $7.5 million.

Macroeconomic and Geopolitical Impact

Over the past two years, we have been impacted by the macroeconomic environment, such as fluctuations in foreign currencies, increasing interest rates and geopolitical conflicts like the Russian invasion of Ukraine, Israel's war with Hamas and the increased tensions between China and the United States.

The U.S. Dollar exhibited a decrease in strength against the local functional currencies of our foreign subsidiaries for the fiscal year ended December 31, 2024, as compared to the fiscal year ended December 31, 2023. The U.S. Dollar's decrease had a positive impact on our revenue, as approximately one-third of our sales are conducted in foreign currencies. Conversely, the decrease in the value of the U.S. Dollar had an unfavorable impact on our expenses, given that a majority of our workforce resides in countries other than the United States.

The macroeconomic environment has caused existing or potential customers to re-evaluate their decision to purchase our offerings, at times resulting in additional customer discounts, extended payment terms, and longer sales cycles. Particularly, government agency delays in approving appropriations bills negatively impacted the timeliness of some of our U.S. federal government orders. Additionally, recent changes to tariffs could cause interruptions in our supply chain or increase spending to meet our obligations.

Increasing interest rates in the fiscal year ended December 31, 2024 resulted in higher interest expenses, as our credit facility is based on a floating interest rate.

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

We track our progress landing new customers by measuring the number of ARR Solution Customers (as defined below) we have from one fiscal year to the next. The number of ARR Solution Customers decreased to 621 as of December 31, 2024, from 745 as of December 31, 2023. We track our increases and decreases in our customer contract values by measuring our ARR Net Retention Rate (as defined below). Our ARR Net Retention Rate was 93% for fiscal year 2024 and 98% for fiscal year 2023.

Expansion into New Industries and Geographies

As our solutions grow, we continue to focus on further penetration of our initial industries including maritime, aviation, logistics, and government (civil and defense/intelligence). We believe our technology and solutions give us the ability to expand into additional industries, including energy, financial services, agriculture, transportation, and insurance, and also into additional geographies, including Latin America, Africa, and the Middle East. Our revenue growth is dependent upon our ability to continue to expand into new industries and geographies. The costs associated with these expansions may adversely affect our results of operations.

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

Investment in Growth

We continue investing in growing our business and capitalizing on our market opportunities while balancing the uncertainties from the macro-economic environment and geopolitical factors. We intend to continue to add headcount to our global sales and marketing teams to acquire new customers and to increase sales to existing customers. We also intend to continue to add headcount as needed to our research and development teams and otherwise invest to improve and innovate our nanosatellite, ground station and data analytics technologies. For fiscal year 2024, our spending on research and development increased by $1.5 million, or 6%, from fiscal year 2023. The costs of these investments may adversely affect our results of operations, but we believe that these investments will contribute to our long-term growth.

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

Impact of Foreign Exchange Rates

Our reporting currency is the U.S. Dollar. The functional currencies of our foreign operating subsidiaries is the local currency in which each subsidiary operates, including the Euro, the British Pound, the Singapore Dollar and the Canadian Dollar. The U.S. Dollar exhibited a decrease in strength against the local functional currencies of our foreign subsidiaries for fiscal year 2024 as compared to fiscal year 2023. The U.S. Dollar's decrease had a positive impact on our revenue, as approximately one-third of our sales are conducted in foreign currencies. Conversely, the decrease in the value of the U.S. Dollar had an unfavorable impact on our expenses, given that a majority of our workforce resides in countries other than the United States. Approximately 31% of our revenues were generated in currencies other than the U.S. Dollar for each of the years ended December 31, 2024 and 2023. The financial statements of these subsidiaries are translated into U.S. dollars using exchange rates in effect at each balance sheet date for assets and liabilities and average exchange rates during the period for revenues and expenses. To the extent we experience significant currency fluctuations, our results of operations may be impacted.

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

The increase in our ARR in fiscal year 2024 was primarily driven by increasing the amount of ARR business with our existing customers. Our ARR has fluctuated from period to period in the past due in part to the timing of some of our Space Services Contracts, including when engagements start and stop. We expect our ARR to continue to fluctuate from period to period in the future. ARR is a leading indicator and accordingly, will tend to outpace the impact on our revenue as we recognize the contract value of various agreements over time.

The following table summarizes our ARR at each fiscal year end for the periods indicated.

	As of December 31,
(dollars in thousands)	2024	2023	% Change
ARR	$112,190	$106,827	5%

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

The decrease in each of our ARR Customers and ARR Solution Customers in fiscal year 2024 was driven by our move to de-emphasize sales to customers with very low ARR or revenue. We expect this strategy to ultimately increase our ARR and revenue per customer, increase our ARR in total, and reduce our customer count as we drive towards the most efficient use of our resources.

The following table summarizes the number of our ARR Customers and ARR Solution Customers at the end of fiscal years 2024 and 2023.

	As of December 31,
	2024	2023	% Change
ARR Customers	572	712	(20)%
ARR Solution Customers	621	745	(17)%

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

The following table summarizes our ARR Net Retention Rate for each of fiscal years 2024 and 2023:

	Year Ended December 31,
	2024	2023	% Change
ARR Net Retention Rate	93%	98%	(5)%

Our ARR Net Retention Rate can be impacted from period to period by large increases or decreases in customer contract value and large decreases in contract value from customers that have not renewed their contracts with us. An ARR Net Retention Rate greater than 100% is an indication that we are growing the value of the solutions our customers are purchasing from us at current fiscal year ended versus the prior fiscal year end. An ARR Net Retention Rate less than 100% is an indication that the value of the solutions our customers are purchasing from us declined at current fiscal year end versus the prior fiscal year end. Our ARR Net Retention Rate decreased by 5% for fiscal year 2024 driven primarily by the reduced value of NOAA's RO weather award as compared to the value of the corresponding award in fiscal year 2023.

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

Cost of Revenue

Cost of revenue consists primarily of personnel costs, depreciation, hosted infrastructure costs, high-power computing costs, third-party operating and royalty costs associated with delivering our data and services, to our customers, and costs associated with R&D Services Contracts. In addition, cost of revenue includes the amortization of purchased intangibles associated with our acquisition of exactEarth in November 2021 (the “Acquisition”). Personnel costs are primarily related to the cost of our employees supporting and managing our constellation operations including satellite operations, ground station control, and launch management. Personnel costs also include the cost of our employees supporting and managing projects for our research and development services. Costs associated with the manufacture and launch of our satellites, including personnel costs, are capitalized and depreciated upon placement in service, typically over a four-year expected useful life. As satellites reach the end of their expected useful life, they are generally replaced with replenishment satellites to maintain our constellation at optimal performance. Costs associated with the acquisition and development of new ground stations, including the bill of materials and labor to install the ground station, are capitalized and depreciated upon placement in service typically over a four-year to ten-year expected useful life. We anticipate ongoing capital spending to repair and replenish ground stations as they reach the end of their expected useful life to keep our ground station network at optimal performance. Our proprietary ground station network is primarily located in third-party locations where we incur lease and other operational charges. Cost of revenue also includes royalties associated with third-party data sets that we integrate into our data solutions.

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

Loss on Decommissioned Satellites. Loss on decommissioned satellites consists of the write-off of the remaining capitalized costs associated with the manufacture and launch of our satellites prior to the end of the satellite’s useful life. We contract with third-party companies to launch, carry, and deploy our satellites into space. A loss could result from a third-party launch or deployer failure, a technical failure of the satellite, or the deorbit or decommissioning of a satellite before the end of the satellite’s useful life. A technical failure could include a satellite that is not able to communicate with our network of ground stations or fulfill its intended technical mission for a duration greater than one month. The loss amount is presented net of any insurance proceeds received. Due to the nature of these events, we cannot predict the magnitude or frequency of future satellite deorbit and launch failure losses. We sometimes purchase launch insurance when financially practical; however, the proceeds from these insurance policies will typically only cover a portion of our launch loss. We incurred a $3.4 million loss on decommissioned satellites in fiscal year 2024 and a $0.7 million loss on decommissioned satellites in fiscal year 2023.

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

Results of Operations

Fiscal Year 2024 Compared to Fiscal Year 2023

The following tables set forth selected consolidated statements of operations data for each of the periods indicated:

	Year Ended December 31,
(in thousands)	2024	2023
Revenue	$110,451	$97,612
Cost of revenue(1)	70,560	59,024
Gross profit	39,891	38,588
Operating expenses(1):
Research and development	29,188	27,650
Sales and marketing	22,220	25,754
General and administrative	49,744	41,999
Loss on decommissioned satellites	3,447	747
Allowance for current expected credit loss on notes receivable	4,026	1,218
Total operating expenses	108,625	97,368
Loss from operations	(68,734)	(58,780)
Other income (expense):
Interest income	1,547	2,332
Interest expense	(20,358)	(19,036)
Change in fair value of contingent earnout liability	(1,235)	129
Change in fair value of warrant liabilities	(5,254)	(1,597)
Issuance of stock warrants	(2,399)	—
Foreign exchange (loss) gain	(4,314)	1,524
Other expense, net	(1,912)	(2,272)
Total other expense, net	(33,925)	(18,920)
Loss before income taxes	(102,659)	(77,700)
Income tax provision (benefit)	159	(142)
Net loss	$(102,818)	$(77,558)

(1) Includes stock-based compensation as follows:

	Year Ended December 31,
(in thousands)	2024	2023
Cost of revenue	$389	$197
Research and development	5,194	3,474
Sales and marketing	3,717	2,707
General and administrative	10,149	6,600
Total stock-based compensation	$19,449	$12,978

Revenue

	Year Ended December 31,
(dollars in thousands)	2024	2023	% Change
Revenue	$110,451	$97,612	13%

Total revenue increased $12.8 million, or 13%, primarily driven by increased ARR business combined with growth in revenue recognized for Space Services Contracts.

For fiscal year 2024, we derived 57% of our revenue from the Americas; 36% of our revenue from Europe, the Middle East and Africa (“EMEA”); and 7% of our revenue from Asia Pacific (“APAC”). For fiscal year 2023 we derived 50% of our revenue from the Americas, 36% of our revenue from EMEA, and 14% of our revenue from APAC. For fiscal year 2024, we derived 70% of our revenue from subscription arrangements, compared to 74% for fiscal year 2023. This percentage mix can fluctuate significantly from period to period driven primarily by the timing of non-subscription revenue recognition in our contracts.

Cost of Revenue

	Year Ended December 31,
(dollars in thousands)	2024	2023	% Change
Total cost of revenue	$70,560	$59,024	20%
Gross profit	39,891	38,588	3%
Gross margin	36%	40%	(3)%
Headcount (at end of year)	40	33	21%

(1) Includes headcount relating to R&D Services Contracts. R&D Services Contracts expenses are included in cost of revenue.

Cost of revenue increased $11.5 million, or 20%, primarily driven by an increase in satellite operation expense of $4.4 million, an increase in depreciation expense of $3.6 million, an increase in personnel expenses of $1.9 million, and an increase in downlink data service expenses of $1.7 million, partially offset by a decrease in other miscellaneous expenses of $0.1 million. The increase in satellite operation expense was driven by recognition of launch costs associated with a Space Services Contract. The increase in depreciation expense was primarily driven by a reset of the estimated useful lives of our satellites to account for the impact of increased solar activity related to the current solar cycle. The increase in personnel costs was driven by increased work related to R&D Services Contracts during the period, which causes a greater proportion of costs to be allocated to cost of revenue. The increase in downlink data service expenses was primarily driven by the purchase of supplemental data to support a radio frequency geolocation contract.

Gross margin for fiscal years 2024 and 2023 was 36% and 40%, respectively. The decrease was driven primarily by the higher expenses described above. Our gross margin can fluctuate significantly from period to period driven primarily by the timing of the revenue as well as the timing of our technology investments to support future growth.

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

Research and Development

	Year Ended December 31,
(dollars in thousands)	2024	2023	% Change
Research and development	$29,188	$27,650	6%
Percentage of total revenue	26%	28%
Headcount (at end of year)	249	221	13%

(1) Includes headcount relating to R&D Services Contracts. R&D Services Contracts expenses are included in cost of revenue.

Research and development expenses increased $1.5 million, or 6%, primarily driven by an increase in personnel costs of $2.2 million, partially offset by a decrease in travel and entertainment expenses of $0.4 million and a decrease in other miscellaneous operating expenses of $0.3 million. The increase in personnel costs was driven by overall growth in headcount. The decrease in travel and entertainment expenses was driven by reduced travel within the period.

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

Sales and Marketing

	Year Ended December 31,
(dollars in thousands)	2024	2023	% Change
Sales and marketing	$22,220	$25,754	(14)%
Percentage of total revenue	20%	26%
Headcount (at end of year)	70	73	(4)%

Sales and marketing expenses decreased $3.5 million, or 14%, primarily driven by a decrease in personnel costs of $1.5 million, a decrease in marketing expenses of $0.8 million, a decrease in bonus and commission expenses of $0.8 million, and a decrease in bad debt expenses of $0.6 million, partially offset by an increase in other miscellaneous operating expenses of $0.2 million. The decrease in personnel costs was driven by an overall reduction in headcount and attrition savings throughout the year. The decrease in marketing expenses was driven by lower advertising and event spend compared to the prior year period. The decrease in bonus and commission expenses was primarily driven by lower bonus accruals for management. The decrease in bad debt expenses was driven by cash collections and recovery efforts.

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

General and Administrative

	Year Ended December 31,
(dollars in thousands)	2024	2023	% Change
General and administrative	$49,744	$41,999	18%
Percentage of total revenues	45%	43%
Headcount (at end of year)	88	89	(1)%

General and administrative expenses increased $7.7 million, or 18%, primarily driven by an increase in professional services expenses of $6.4 million and an increase in stock-based compensation expense of $3.7 million, partially offset by a decrease in insurance costs of $1.2 million, a decrease in severance expenses of $1.0 million and a decrease in other miscellaneous operating expenses of $0.2 million. The increase in professional services fees was driven by higher third-party accounting, legal and other consulting services relating to the restatement. The increase in stock-based compensation expense was driven by higher stock grants which resulted in a higher total value of stock-based awards recognized in the current year. The decrease in business insurance costs was driven by an improvement in annual rates particularly on directors and officers insurance. The decrease in severance expenses was driven by lower severance payouts in the current year compared to the prior year.

We expect our general and administrative expenses to generally grow in absolute dollars in future periods as our employee-related expenses increase to support our revenue growth; however, we expect our general and administrative expenses as a percentage of revenue to decrease as revenue growth exceeds our increases in general and administrative spend.

Loss on Decommissioned Satellites

	Year Ended December 31,
(dollars in thousands)	2024	2023	% Change
Loss on decommissioned satellites	$3,447	$747	361%
Percentage of total revenues	3%	1%

We recognized a non-cash expense of $3.4 million and $0.7 million in fiscal years 2024 and 2023, respectively, on decommissioned satellites prior to the ends of their useful lives.

Due to the nature of these events, we cannot predict the magnitude or frequency of future decommissioning losses. While we sometimes purchase launch insurance when financially practical, the proceeds from these policies will typically only cover a portion of our loss in the event of an unplanned satellite deorbit or launch failure.

Allowance for Current Expected Credit Loss on Notes Receivable

	Year Ended December 31,
(dollars in thousands)	2024	2023	% Change
Allowance for current expected credit loss on notes receivable	$4,026	$1,218	231%
Percentage of total revenues	4%	1%

Allowance for current expected credit loss on notes receivable increased by $2.8 million relating to a note receivable of $4.5 million and accrued interest of $0.7 million issued to a Space Services customer.

Other Income (Expense)

	Year Ended December 31,
(dollars in thousands)	2024	2023	% Change
Interest income	$1,547	$2,332	(34)%
Interest expense	$(20,358)	$(19,036)	7%
Change in fair value of contingent earnout liability	$(1,235)	$129	(1,057)%
Change in fair value of warrant liabilities	$(5,254)	$(1,597)	229%
Issuance of stock warrants	$(2,399)	$—	*
Foreign exchange (loss) gain	$(4,314)	$1,524	(383)%
Other expense, net	$(1,912)	$(2,272)	(16)%
*Not meaningful

Interest income decreased by $0.8 million, or 34%, primarily as a result of converting short-term marketable securities to cash and cash equivalents to be used for working capital purposes.

Interest expense increased by $1.3 million, or 7%, primarily as a result of incurring higher amortized debt issuance costs associated with the Blue Torch term loan.

Change in fair value of contingent earnout liability increased year over year by $1.4 million driven by the mark-to-market adjustments in fiscal year 2024 to reflect the fair market valuation of the underlying stock price. During fiscal year 2023 the contingent earnout liability remained relatively flat, resulting in a moderate $0.1 million gain. For additional information, see Notes 2 and 9 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Change in fair value of warrant liabilities was a loss of $5.3 million for fiscal year 2024 compared to a loss of $1.6 million in fiscal year 2023. The $5.3 million loss for fiscal year 2024 was primarily driven by mark-to-market adjustments to reflect the fair market valuation of the underlying stock price. This was also impacted by the issuance of new warrants and reduction in the exercise price of the Blue Torch warrants in connection with the Waiver and Amendment (as defined below). For additional information, see Notes 2, 7, and 9 to our consolidated financial statements included in this Annual Report on Form 10-K.

Issuance of stock warrants was a net loss of $2.4 million for fiscal year 2024, compared to no such expense for fiscal year 2023, as a result of a definitive Securities Purchase Agreement with institutional investors that included the issuance of common stock warrants in March 2024.

We recognized a foreign exchange loss of $4.3 million for the year ended December 31, 2024, compared to a foreign exchange gain of $1.5 million for the year ended December 31, 2023, a change of 383%. The $4.3 million loss for the year ended December 31, 2024, was primarily due to the remeasurement of intercompany balances between our Luxembourg entity and the U.S. entity denominated in U.S. dollars. The weakening of the U.S. Dollar for year ended December 31, 2024, relative to the Euro at December 31, 2023, triggered the remeasurement and unrealized losses. The gain of $1.5 million for the year ended December 3, 2023, was primarily due to the remeasurement of intercompany balances between our United Kingdom entity and the U.S. entity denominated in U.S. dollars. The weakening of the U.S. Dollar for the year ended December 31, 2024, relative to the British Pound Sterling at December 31, 2023, triggered the remeasurement and unrealized gains.

Other expense, net decreased by $0.4 million, or 16%, primarily due to a $1.1 million loss in Virgin Orbit launch prepayment recorded in the year ended December 31, 2023 that did not recur.

Income Taxes

	Year Ended December 31,
(dollars in thousands)	2024	2023	% Change
Income tax provision (benefit)	$159	$(142)	(212)%

Income tax provision of $0.2 million during the year ended December 31, 2024 increased from an income tax benefit of $0.1 million during the year ended December 31, 2023, primarily driven by higher income in our United Kingdom subsidiary.

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
•
Other expense, net. We exclude other (expense) income, net because it includes unusual items that do not reflect the underlying operational results of our business. Examples of such expenses include prepayment penalties on outstanding debt and vendor dispute legal settlements.
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
•
Foreign exchange gain/loss. We are exposed to foreign currency gains or losses on outstanding foreign currency denominated receivables and payables related to certain customer sales agreements, product costs, and other operating expenses. As we do not actively hedge these currency exposures, changes in the underlying currency rates relative to the U.S. Dollar may result in realized and unrealized foreign currency gains and losses between the time these receivables and payables arise and the time that they are settled in cash. Since such realized and unrealized foreign currency gains and losses are the result of macro-economic factors and can vary significantly from one period to the next, we believe that exclusion of such realized and unrealized gains and losses is useful to management and investors in evaluating the performance of our ongoing operations on a period-to-period basis.
•
Other acquisition accounting amortization. We incur amortization expense for purchased data rights in connection with the acquisition of exactEarth and certain technologies. Amortization of this asset is a non-cash expense that can be significantly affected by the inherent subjective nature of the assigned value and useful life. We exclude this amortization expense for our internal management reporting processes because it has already been incurred and is a non-cash expense. Our management also finds it useful to exclude this charge when assessing the appropriate level of various operating expenses and resource allocations when budgeting, planning and forecasting future periods. It is important to note that while this expense is excluded for purposes of non-GAAP presentation, the revenue of the acquired companies is reflected in the non-GAAP measures and that the assets contribute to revenue generation.
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
•
Adjusted EBITDA. We define Adjusted EBITDA as earnings before interest, taxes, depreciation and amortization, further adjusted for any loss on decommissioned satellites, change in fair value of warrant liabilities, change in fair value of contingent earnout liability, issuance of common stock warrants, other (expense) income, net, stock-based compensation, foreign exchange gain/loss, other acquisition accounting amortization, mergers and acquisition related expenses, and other unusual and infrequent costs. We believe Adjusted EBITDA can be useful in providing an understanding of the underlying results of operations and trends, an enhanced overall understanding of our financial performance and prospects for the future. While Adjusted EBITDA is not a recognized measure under GAAP, management uses this financial measure to evaluate and forecast business performance. Adjusted EBITDA is not intended to be a measure of liquidity or cash flows from operations or a measure comparable to net income as it does not take into account certain requirements, such as capital expenditures and related depreciation, principal and interest payments, and tax payments. Adjusted EBITDA is not a presentation made in accordance with GAAP, and our use of the term Adjusted EBITDA may vary from the use of similarly titled measures by others in our industry due to the potential inconsistencies in the method of calculation and differences due to items subject to interpretation.
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

The following table outlines the reconciliation from net loss to Adjusted EBITDA for the periods indicated:

	Year Ended December 31,
(in thousands)	2024	2023
Net loss	$(102,818)	$(77,558)
Depreciation & amortization	21,729	18,228
Interest, net	18,811	16,704
Taxes	159	(142)
EBITDA	(62,119)	(42,768)
Adjustments to EBITDA:
Change in fair value of contingent earnout liability	1,235	(129)
Change in fair value of warrant liabilities	5,254	1,597
Issuance of stock warrants	2,399	—
Foreign exchange loss (gain)	4,314	(1,524)
Other expense, net	1,912	2,272
Stock-based compensation	19,449	12,978
Mergers and acquisition related expenses	-	1,015
Loss on decommissioned satellites	3,447	747
Other unusual and infrequent costs	7,336	—
Other acquisition accounting amortization	675	679
Adjusted EBITDA	$(16,098)	$(25,133)

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

Liquidity and Capital Resources

Our principal sources of liquidity to fund our operations are from cash and cash equivalents, which totaled $19.2 million as of December 31, 2024, mainly from net proceeds from borrowings under the Blue Torch Credit Facility (as defined below), proceeds from the 2024 Private Placement and Offering (each as defined below), and the sale of common stock under the Equity Distribution Agreement with Canaccord Genuity LLC, as sales agent (the "Equity Distribution Agreement"). Of the $19.2 million total cash and cash equivalents, approximately $14.4 million of which was held outside of the United States and the remaining $4.8 million was held in the United States. These amounts compare to cash and cash equivalents and marketable securities of $40.9 million as of December 31, 2023, of which $29.1 million was in cash and cash equivalents and the remaining $11.7 million was in short-term marketable securities, which can be converted to cash with minimal transaction costs. Of the $40.9 million total cash and cash equivalents and marketable securities, $13.7 million was held outside of the United States. The cash and cash equivalent amounts are exclusive of restricted cash, which totaled $0.5 million as of each of December 31, 2024 and 2023. Since our inception, we have been in an operating cash flow deficit as we have made significant investments in our technology infrastructure, built out our research and development foundation, grown sales and marketing resources to drive revenue, and scaled general and administrative functions to enable operating effectiveness.

On February 4, 2024, we entered into a securities purchase agreement for the issuance and sale of 833,333 shares of our Class A common stock to Signal Ocean Ltd at a price of $12.00 per share (the “2024 Private Placement”). The 2024 Private Placement closed on February 8, 2024, resulting in gross proceeds to us of $10.0 million.

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

Our ability to continue as a going concern for the next 12 months from the date of issuance of these consolidated financial statements is dependent upon our ability to obtain sufficient cash to meet our obligations, including the repayment of all amounts owed pursuant to the Blue Torch Financing Agreement (as amended, and as defined below), which is scheduled to mature on June 13, 2026. Based on our current cash and cash equivalents and expected future financial results, if the Transactions do not close, we will not have sufficient liquidity to continue operations for at least the next twelve months from the issuance of the accompanying consolidated financial statements.

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

Buyer removed the matter to the District of Delaware, pursuant to a contract term in the Purchase Agreement promising not to contest removal to that court. The District of Delaware initially selected a March 4 trial date, but on February 26, 2025, the court set a trial date of May 28-30, 2025. There is no assurance as to what action the District of Delaware will take with respect to the proceeding initiated by us and there is no assurance as to whether or not the Transactions will be consummated on the terms contemplated or at all. The amount of any damages which may be sought or obtained from Buyer cannot be determined at this time.

We intend to use the proceeds from the closing of the Transactions to repay all amounts owed under the Blue Torch Financing Agreement. However, as described above, there is currently no assurance that the Transactions will close or when the Transactions may close. Given the delay in the closing of the Transactions, on March 14, 2025, we closed the 2024 Private Placement of Class A common stock and Pre-Funded Warrants for gross proceeds of $40.0 million, before deducting offering expenses. We may seek additional equity or debt financing (including securities convertible or exchangeable for equity) and may seek waivers of or amendments to contractual obligations, delay, limit, reduce, or terminate certain commercial efforts, or pursue merger, disposition or other strategies, any of which could adversely affect our business, results of operations, and financial condition. There is no assurance that we will be successful in achieving any of the foregoing. Due to our projected cash needs, including amounts owed pursuant to the Blue Torch Financing Agreement, there is substantial doubt about our ability to continue as a going concern for a period of at least 12 months from the date of issuance of the accompanying consolidated financial statements. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Blue Torch Credit Agreement

On June 13, 2022, we, as borrower, and certain of our subsidiaries, as guarantors, entered into a financing agreement (the “Blue Torch Financing Agreement”) with Blue Torch, as administrative agent and collateral agent, and certain lenders (the “Lenders”). The Blue Torch Financing Agreement provides for, among other things, a term loan facility in an aggregate principal amount of up to $120.0 million (the “Blue Torch Credit Facility”). A portion of the proceeds of the term loan was used to repay our then-existing $70.0 million credit facility with FP Credit Partners, L.P., and the remainder of the proceeds of the term loan may be used for general corporate purposes.

The Blue Torch Credit Facility is scheduled to mature on June 13, 2026, upon which we must repay the outstanding principal amount of any outstanding loans thereunder, together with all accrued but unpaid interest, fees, and other obligations owing under the Blue Torch Credit Facility. Subject to certain exceptions, prepayments of the Blue Torch Credit Facility were subject to early termination fees in an amount equal to 3.0% of the principal prepaid if prepayment would have occurred on or prior to the first anniversary of the closing date, 2.0% of principal prepaid if prepayment would have occurred after the first anniversary of the closing date but on or prior to the second anniversary of the closing date and, 1.0% of principal prepaid if prepayment occurs after the second anniversary of the closing date but on or prior to the third anniversary of the closing date, plus if prepayment would have occurred on or prior to the first anniversary of the closing date, a make-whole amount equal to the amount of interest that would have otherwise been payable through the maturity date of the Blue Torch Credit Facility.

The $120.0 million term loan was available and drawn at closing, of which $19.7 million was placed in an escrow account by Blue Torch with such amount to be released upon our achieving certain metrics related to annualized recurring revenue and a total annualized recurring revenue leverage ratio. These metrics were achieved and the $19.7 million was released from the escrow account and delivered to us in February 2023. The term loan accrues interest at a floating rate, to be based, at our election, on either a reference rate or a 3-month Term Secured Overnight Financing Rate ("SOFR") rate (subject to a 1.0% floor), plus an interest rate margin of 7.0% for reference rate borrowings and 8.0% for 3-month Term SOFR borrowings, plus an incremental Term SOFR margin of 0.26161%. We elected the Term SOFR rate which was 12.6571% as of December 31, 2024. Principal on the term loan is only payable at maturity and interest on the term loan is due and payable quarterly for Term SOFR borrowings. We are also required to pay other customary fees and costs in connection with the Blue Torch Credit Facility, including a commitment fee in an amount equal to $2.4 million on the closing date, a $0.3 million agency fee annually and an exit fee in an amount equal to $1.8 million upon termination of the Blue Torch Financing Agreement.

Our obligations under the Blue Torch Financing Agreement are or will be guaranteed by certain of our domestic and foreign subsidiaries meeting materiality thresholds set forth in the Blue Torch Financing Agreement. Such obligations, including the guarantees, are secured by substantially all of our personal property and that of our subsidiary guarantors, including pursuant to a Security Agreement entered into on June 13, 2022 among us, Spire Global Subsidiary, Inc., Austin Satellite Design, LLC and Blue Torch. As of the closing date, such subsidiary guarantors were Spire Global Subsidiary, Inc., Austin Satellite Design, LLC, Spire Global Canada Subsidiary Corp., and exactEarth Ltd.

The Blue Torch Financing Agreement contains customary affirmative and negative covenants limiting our ability and the ability of our subsidiaries to, among other things, dispose of assets, undergo a change in control, merge or consolidate, make acquisitions, incur debt, incur liens, pay dividends, repurchase stock, and make investments, in each case subject to certain exceptions. We must also comply with a maximum debt to annualized recurring revenue leverage ratio financial covenant tested monthly during the first two years of the Blue Torch Financing Agreement, a maximum debt to EBITDA leverage ratio financial covenant tested monthly during the third and fourth years of the Blue Torch Financing Agreement and a minimum liquidity financial covenant tested at all times. As of December 31, 2024, we were not in compliance with all applicable financial covenants under the Blue Torch Financing Agreement.

The Blue Torch Financing Agreement also contains customary events of default that include, among other things, certain payment defaults, cross defaults to other indebtedness, inaccuracy of representations and warranties, covenant defaults, change of control defaults, judgment defaults, and bankruptcy and insolvency defaults. If an event of default exists, Blue Torch as agent on behalf of the Lenders may require immediate payment of all obligations under the Blue Torch Financing Agreement and may exercise certain other rights and remedies provided for under the Blue Torch Financing Agreement, the other loan documents and applicable law. Under certain circumstances, a default interest rate will apply on all obligations during the existence of an event of default under the Blue Torch Financing Agreement at a per annum rate equal to 2.00% above the applicable interest rate. A default interest rate of 16.61448% was applied on our outstanding obligations from November 1, 2024 to March 11, 2025.

On June 13, 2022, in connection with the Blue Torch Financing Agreement, we issued warrants to affiliates of the Lenders to purchase shares of Class A common stock (the “2022 Blue Torch Warrants”), which were exercisable for an aggregate of 437,024 shares of our Class A common stock with a per share exercise price of $16.08.

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

On December 29, 2023, we pre-paid $2.0 million on our outstanding balance to maintain compliance with the maximum debt to annualized recurring revenue leverage ratio financial covenant, which otherwise would have been short by $2.0 million as of December 31, 2023 due to the delay in the award of the $9.4 million RO sales order by NOAA.

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

On March 12, 2025, we and Blue Torch entered into the Fifth Amendment to, among other things, (a) waive events of default under the Blue Torch Financing Agreement arising out of the maximum debt to EBITDA leverage ratio being greater than the ratio permitted by the Blue Torch Financing Agreement, the failure to deliver financial projections for the 2025 fiscal year and liquidity being lower than permitted by the Blue Torch Financing Agreement, (b) amend the financial covenants in the Blue Torch Financing Agreement to replace the maximum debt to EBITDA ratio with a minimum EBITDA covenant and provide relief on the recurring revenue leverage ratio set forth in the Blue Torch Financing Agreement, (c) amend the Blue Torch Financing Agreement to permit us to obtain subordinate financing secured by related liens on such junior indebtedness, (d) increase the applicable margin by 2.50% in the form of PIK interest which will be fully earned, paid-in-kind and added to the principal balance of the term loans, and (e) provide for a fifth amendment fee and extension fees. The fifth amendment fee is equal to $2.5 million which will be paid in kind by adding such fee to the principal amount after which it bears interest from the date of the Fifth Amendment at the Adjusted Term SOFR for a 3-month interest period plus the applicable margin under the Blue Torch Financing Agreement.

The Fifth Amendment also provides for an extension fee equal to $1.0 million, but if the Blue Torch Financing Agreement is terminated and all obligations are paid in full prior to April 30, 2025, the extension fee will be waived. If the Blue Torch Financing Agreement is not terminated and all obligations are paid in full on or before April 30, 2025, the extension fee will be added to the principal balance of the term loans on such date, and an additional extension fee in an equal amount will be added to the principal balance of the term loans on each date that is 30 days after April 30, 2025 until the Blue Torch Financing Agreement is terminated and all obligations are paid in full. The Fifth Amendment also requires us to engage a liquidity management advisor reasonably satisfactory to Blue Torch no later than March 21, 2025, and we did so on March 21, 2025.

Government Loan

As part of the Acquisition in November 2021, we assumed a loan agreement with the Strategic Innovation Fund ("SIF") which was recorded at fair value of the debt. As of December 31, 2024, $4.6 million was included in long-term debt, non-current on our consolidated balance sheets related to the SIF loan agreement. Under this agreement and subsequent amendment, we were eligible to receive funding for certain expenditures incurred from February 13, 2018 to May 12, 2023, up to a maximum of $5.7 million. The loan is repayable in 15 annual payments beginning February 28, 2026 and has a stated interest rate of zero.

For additional detail regarding the terms associated with our financing arrangements, see Note 7 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Equity Distribution Agreement

On September 14, 2022, we entered into the Equity Distribution Agreement with Canaccord Genuity LLC, as sales agent. In accordance with the terms of the Equity Distribution Agreement, we may offer and sell shares of our Class A common stock having an aggregate offering price of up to $85.0 million from time to time through the agent pursuant to a registration statement on Form S-3, which became effective on September 26, 2022. In June 2023, we sold approximately 2.2 million shares of our Class A common stock through this arrangement, resulting in net proceeds of $7.9 million. As of December 31, 2024, approximately $76.8 million of shares were remaining, but had not yet been sold, under the Equity Distribution Agreement.

Cash Flows

The following table summarizes our net cash used in operating activities, net cash used in investing activities, and net cash provided by financing activities for the periods indicated:

	Year Ended December 31,
(in thousands)	2024	2023
Net cash used in operating activities	$(18,453)	$(36,307)
Net cash used in investing activities	$(14,231)	$(4,968)
Net cash provided by financing activities	$18,998	$23,907

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

Net cash used in operating activities was $18.5 million for the year ended December 31, 2024. This reflected our net loss of $102.8 million, adjustments for non-cash items of $63.1 million and a net decrease of $21.2 million in net operating assets. Non-cash items primarily consisted of $21.7 million of depreciation and amortization expense, $19.4 million of stock-based compensation expense, $5.3 million change in fair value of warrant liabilities, $4.8 million of amortization of operating lease right-of-use assets, $4.5 million of debt issuance amortization costs, a $4.0 million loss on decommissioned satellites and disposal of assets, $2.4 million related to issuance of stock warrants, and a $1.2 million change in fair value of contingent earnout liability, partially offset by $0.3 million of other, net. Changes in operating assets and liabilities primarily included a $12.4 million decrease in other current assets, a $7.1 million increase in other accrued expenses, a $3.1 million decrease in contract assets, a $2.7 million increase in contract liabilities, a $2.6 million increase in accounts payable, a $2.0 million decrease in other long-term assets, and a $0.9 million increase in accrued wages and benefits, partially offset by a $5.0 million increase in accounts receivable, net, and a $4.7 million decrease in operating lease liabilities.

Net cash used in operating activities was $36.3 million for the year ended December 31, 2023. This reflected our net loss of $77.6 million, adjustments for non-cash items of $38.5 million and a net decrease of $2.8 million in net operating assets. Non-cash items primarily consisted of $18.2 million of depreciation and amortization expense, $13.0 million of stock-based compensation expense, $2.9 million of amortization of operating lease right-of-use assets, $2.3 million of debt issuance amortization costs, $1.6 million change in fair value of warrant liabilities, and a $1.0 million loss on decommissioned satellites and disposal of assets, partially offset by $0.5 million of other, net, and a $0.1 million change in fair value of contingent earnout liability. Changes in operating assets and liabilities primarily included a $13.7 million increase in contract liabilities, a $4.1 million decrease in accounts receivable, net, a $1.7 million decrease in other long-term assets, and a $1.4 million increase in accounts payable, partially offset by a $9.8 million increase in other current assets, a $2.8 million decrease in operating lease liabilities, a $2.7 million decrease in accrued wages and benefits, a $1.6 million increase in contract assets, and a $1.1 million decrease in other accrued expenses.

Cash Flows from Investing Activities

Cash flows from investing activities primarily relate to cash used for business acquisitions, the procurement, development, and deployment of capital assets, including satellites and related launch costs, ground stations, machinery and equipment, furniture, computer equipment and software, and leasehold improvements.

The following table summarizes our net cash used in investing activities relating to capital expenditures by source of spend:

	Year Ended December 31,		%
(dollars in thousands)	2024	2023	Change
Spire platform / Infrastructure	$4,692	$5,674	(17)%
Customer funded (Space Services)	21,889	11,678	87%
Total CapEx	$26,581	$17,352	53%

Net cash used in investing activities was $14.2 million for the year ended December 31, 2024. The net cash used in investing activities was driven by purchases of $30.1 million in short-term investments and $26.6 million of investment in property and equipment, partially offset by $42.5 million in maturities of short-term investments.

Net cash used in investing activities was $5.0 million for the year ended December 31, 2023. The net cash used in investing activities was driven by purchases of $40.1 million in short-term investments and $17.4 million of investment in property and equipment, partially offset by $52.5 million in maturities of short-term investments.

Cash Flows from Financing Activities

Cash flows from financing activities relate primarily to net proceeds from the issuance of long term debt, convertible notes, and Class A common stock.

Net cash provided by financing activities was $19.0 million for the year ended December 31, 2024. The net cash provided by financing activities was driven by proceeds from the securities purchase agreements with Signal Ocean Ltd. and certain institutional investors of $37.9 million, proceeds from our employee stock purchase plan of $0.9 million, and proceeds from exercise of stock options of $0.3 million, partially offset by payments on long-term debt of $20.1 million.

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

The Company estimates the fair value of its one reporting unit based on its consolidated market capitalization using the 30-day trading volume-weighted average price (“VWAP”) and the stock price on the date of valuation as two independent data points. The results of the annual impairment test performed in the fourth quarter of fiscal year 2024 indicated that the estimated fair value of the Company's reporting unit exceeded its carrying value by more than 3600% based on the 30-day trading VWAP and by more than 5000% based on the stock price on the date of valuation. Therefore, the Company concluded there was no impairment of goodwill during the fourth quarter of 2024. There also was no goodwill impairment recorded during the year ended December 31, 2023. If the Company’s market capitalization continues to decline, and if macroeconomic conditions worsen, the Company’s reporting unit may be at risk for future goodwill impairments. The Company continues to monitor for potential impairment should impairment indicators arise.

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

The contingent earnout liability is categorized as a Level 3 fair value measurement using the Monte Carlo model because the Company estimates projections during the earnout period utilizing unobservable inputs. Contingent earnout payments involve certain assumptions requiring significant judgment and actual results may differ from assumed and estimated amounts. The assumptions utilized in the calculation are based on the achievement of certain stock price milestones, including the current price of our Class A common stock, expected volatility, risk-free rate, expected term, and expected dividend yield.

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

We have experienced and will continue to experience fluctuations in our net loss as a result of gains or losses related to revaluing certain asset and current liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. We had a loss of $4.3 million due to changes in foreign currency exchange rates for fiscal year 2024 and a gain of $1.5 million due to changes in foreign currency exchange rates for fiscal year 2023. A hypothetical 10% strengthening or weakening of the U.S. Dollar relative to the currencies in which our revenue and expenses are denominated would have resulted in an increase or decrease in our reported fiscal year 2024 pre-tax loss of approximately $3.5 million.

Interest rate sensitivity

We had cash and cash equivalents totaling $19.2 million and no short-term marketable securities as of December 31, 2024. The cash and cash equivalents are held for working capital purposes or strategic investment purposes.

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

Inflation Risk

We are exposed to inflation risk. Inflationary factors, such as increases in component parts, labor and other overhead expenses, could impair our operating results. Although there has been a significant increase in inflation in recent years, it has not had a substantial impact on our results of operations for fiscal years 2024 or 2023. However, a higher rate of inflation in the future may have a negative impact on our operational and capital expenditures, which we may not be able to pass along as cost increases to our customers.

Item 8. Financial Statements and Supplemental Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Spire Global, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Spire Global, Inc. and its subsidiaries (the "Company") as of December 31, 2024 and 2023, and the related consolidated statements of operations, of comprehensive loss, of changes in stockholders' equity and of cash flows for the years then ended, including the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

March 31, 2025

We have served as the Company’s auditor since 2019.

Spire Global, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	December 31,
	2024	2023
Assets
Current assets
Cash and cash equivalents	$19,206	$29,136
Marketable securities	—	11,726
Accounts receivable, net (including allowance of $148 and $586 as of December 31, 2024 and December 31, 2023, respectively)	11,926	9,911
Contract assets	785	4,718
Other current assets	3,278	16,848
Assets classified as held for sale	56,963	—
Total current assets	92,158	72,339
Property and equipment, net	63,338	60,446
Operating lease right-of-use assets	11,074	14,921
Goodwill	14,735	51,155
Customer relationships	—	19,363
Other intangible assets	10,161	12,660
Other long-term assets, including restricted cash	2,109	8,380
Total assets	$193,575	$239,264
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$11,592	$8,012
Accrued wages and benefits	3,335	1,829
Long-term debt, current portion	93,936	—
Contract liabilities, current portion	22,037	31,178
Other accrued expenses	13,026	8,326
Liabilities associated with assets classified as held for sale	7,667	—
Total current liabilities	151,593	49,345
Long-term debt	4,618	114,113
Contract liabilities, non-current	23,489	17,923
Contingent earnout liability	1,455	220
Deferred income tax liabilities	860	804
Warrant liability	13,641	5,988
Operating lease liabilities, net of current portion	9,598	13,079
Other long-term liabilities	8	8
Total liabilities	205,262	201,480
Commitments and contingencies (Note 10)
Stockholders’ equity
Common stock, $0.0001 par value, 1,000,000,000 Class A and 15,000,000 Class B shares authorized, 25,711,165 Class A and 1,507,325 Class B shares issued and outstanding at December 31, 2024; 21,097,351 Class A and 1,507,325 Class B shares issued and outstanding at December 31, 2023	3	2
Additional paid-in capital	536,184	477,624
Accumulated other comprehensive loss	(9,770)	(4,556)
Accumulated deficit	(538,104)	(435,286)
Total stockholders’ equity	(11,687)	37,784
Total liabilities and stockholders’ equity	$193,575	$239,264

The accompanying notes are an integral part of these consolidated financial statements.

Spire Global, Inc.

Consolidated Statements of Operations

(In thousands, except share and per share amounts)

	Year Ended December 31,
	2024	2023
Revenue	$110,451	$97,612
Cost of revenue	70,560	59,024
Gross profit	39,891	38,588
Operating expenses:
Research and development	29,188	27,650
Sales and marketing	22,220	25,754
General and administrative	49,744	41,999
Loss on decommissioned satellites	3,447	747
Allowance for current expected credit loss on notes receivable	4,026	1,218
Total operating expenses	108,625	97,368
Loss from operations	(68,734)	(58,780)
Other income (expense):
Interest income	1,547	2,332
Interest expense	(20,358)	(19,036)
Change in fair value of contingent earnout liability	(1,235)	129
Change in fair value of warrant liabilities	(5,254)	(1,597)
Issuance of stock warrants	(2,399)	—
Foreign exchange (loss) gain	(4,314)	1,524
Other expense, net	(1,912)	(2,272)
Total other expense, net	(33,925)	(18,920)
Loss before income taxes	(102,659)	(77,700)
Income tax provision (benefit)	159	(142)
Net loss	$(102,818)	$(77,558)
Basic and diluted net loss per share	$(4.26)	$(3.96)
Weighted-average shares used in computing basic and diluted net loss per share	24,159,770	19,580,006

The accompanying notes are an integral part of these consolidated financial statements.

Spire Global, Inc.

Consolidated Statements of Comprehensive Loss

(In thousands)

	Year Ended December 31,
	2024	2023
Net loss	$(102,818)	$(77,558)
Other comprehensive gain (loss):
Foreign currency translation adjustments	(5,213)	2,318
Net unrealized (loss) gain on investments (net of tax)	(1)	34
Comprehensive loss	$(108,032)	$(75,206)

The accompanying notes are an integral part of these consolidated financial statements.

Spire Global, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

(In thousands, except share amounts)

	Common Stock		Additional Paid in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance, December 31, 2022	19,467,183	$2	$455,765	$(6,908)	$(357,728)	$91,131
Exercise of stock options	500	$—	$3	$—	$—	3
Release of Restricted Stock Units and Performance Stock Units	781,557	—	—	—	—	—
Issuance of common stock under Employee Stock Purchase Plan	154,371	—	727	—	—	727
Stock compensation expense	—	—	12,978	—	—	12,978
Issuance of common stock under the Equity Distribution Agreement, net	2,166,384	—	7,866	—	—	7,866
Conversion of warrants to common stock	34,728	—	286	—	—	286
Redemption of fractional shares due to reverse stock split	(47)	—	(1)	—	—	(1)
Net loss	—	—	—	—	(77,558)	(77,558)
Foreign currency translation adjustments	—	—	—	2,318	—	2,318
Net unrealized gain on investments (net of tax)	—	—	—	34	—	34
Balance, December 31, 2023	22,604,676	$2	$477,624	$(4,556)	$(435,286)	$37,784
Release of Restricted Stock Units	1,444,087	—	—	—	—	—
Issuance of common stock under Employee Stock Purchase Plan	146,829	—	895	—	—	895
Exercise of stock options	46,707		335			335
Stock compensation expense	—	—	19,449	—	—	19,449
Issuance of common stock under Securities Purchase Agreements	2,976,191	1	37,881	—	—	37,882
Net loss	—	—	—	—	(102,818)	(102,818)
Foreign currency translation adjustments	—	—	—	(5,213)	—	(5,213)
Net unrealized gain on investments (net of tax)	—	—	—	(1)	—	(1)
Balance, December 31, 2024	27,218,490	$3	$536,184	$(9,770)	$(538,104)	$(11,687)

The accompanying notes are an integral part of these consolidated financial statements.

Spire Global, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Years Ended December 31,
	2024	2023
Cash flows from operating activities
Net loss	$(102,818)	$(77,558)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	21,729	18,228
Stock-based compensation	19,449	12,978
Amortization of operating lease right-of-use assets	4,843	2,928
Amortization of debt issuance costs	4,500	2,337
Change in fair value of warrant liabilities	5,254	1,597
Change in fair value of contingent earnout liability	1,235	(129)
Issuance of stock warrants	2,399	—
Loss on decommissioned satellites and disposal of assets	4,023	1,024
Other, net	(301)	(505)
Changes in operating assets and liabilities:
Accounts receivable, net	(5,034)	4,144
Contract assets	3,119	(1,647)
Other current assets	12,445	(9,803)
Other long-term assets	1,954	1,680
Accounts payable	2,649	1,371
Accrued wages and benefits	937	(2,747)
Contract liabilities	2,748	13,693
Other accrued expenses	7,136	(1,116)
Operating lease liabilities	(4,720)	(2,782)
Net cash used in operating activities	(18,453)	(36,307)
Cash flows from investing activities
Purchases of short-term investments	(30,147)	(40,116)
Maturities of short-term investments	42,497	52,500
Purchase of property and equipment	(26,581)	(17,352)
Net cash used in investing activities	(14,231)	(4,968)
Cash flows from financing activities
Proceeds from Securities Purchase Agreements, net	37,881	—
Proceeds from long-term debt	—	19,886
Proceeds from issuance of common stock under the Equity Distribution Agreement, net	—	7,866
Payments on long-term debt	(20,113)	(4,500)
Payments of debt issuance costs	—	(75)
Proceeds from exercise of stock options	335	3
Proceeds from employee stock purchase plan	895	727
Net cash provided by financing activities	18,998	23,907
Effect of foreign currency translation on cash, cash equivalents and restricted cash	3,737	(568)
Net decrease in cash, cash equivalents and restricted cash	(9,949)	(17,936)
Cash, cash equivalents and restricted cash
Beginning balance	29,633	47,569
Ending balance	$19,684	$29,633
Supplemental disclosure of cash flow information
Cash paid for interest	$14,149	$16,157
Income taxes paid	$210	$47
Noncash operating, investing and financing activities
Property and equipment purchased but not yet paid	$2,264	$2,745
Right-of-use assets obtained in exchange for lease liabilities	$490	$5,868
Accrued long-term debt issuance costs	$—	$1,800
Conversion of warrants to Class A common stock	$—	$286
Issuance of stock warrants with long-term debt (Note 7)	$—	$2,579

The accompanying notes are an integral part of these consolidated financial statements.

Spire Global, Inc.

Notes to Consolidated Financial Statements

December 31, 2024 and 2023

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

On September 14, 2022, the Company entered into an Equity Distribution Agreement (the “Equity Distribution Agreement”) with Canaccord Genuity LLC, as sales agent (the “Agent”). In accordance with the terms of the Equity Distribution Agreement, the Company may offer and sell its Class A common stock, having an aggregate offering price of up to $85,000 from time to time through the Agent pursuant to a registration statement on Form S-3, which became effective on September 26, 2022. Under the Equity Distribution Agreement, the Company sold (i) 2,166,389 shares of its Class A common stock during the year ended December 31, 2023 for gross proceeds of $8,235 and (ii) no shares during the year ended December 31, 2024.

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

On February 4, 2024, the Company and Signal Ocean Ltd (“Signal Ocean”) entered into a securities purchase agreement for the issuance and sale of 833,333 shares of the Company’s Class A common stock to Signal Ocean at a price of $12.00 per share (the “2024 Private Placement”). The 2024 Private Placement closed on February 8, 2024, resulting in gross proceeds to the Company of $10,000.

On March 21, 2024, the Company entered into a Securities Purchase Agreement with institutional investors (the “Investors”), pursuant to which the Company issued and sold in a registered direct offering (the “Offering”), (i) an aggregate of 2,142,858 shares of Class A common stock and (ii) warrants exercisable for an aggregate of 2,142,858 shares of Class A common stock (“Securities Purchase Agreement Warrants”) to the Investors. Each share of Class A common stock and accompanying Securities Purchase Agreement Warrant to purchase one share of Class A common stock was sold at an offering price of $14.00. The aggregate gross proceeds to the Company from the Offering totaled $30,000 before deducting the placement agent’s fees and related offering expenses. The Securities Purchase Agreement Warrants had an exercise price equal to $14.50 per share of Class A common stock, were exercisable for a term beginning on March 25, 2024, and expired on July 3, 2024, with no warrants exercised.

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

Spire Global, Inc.

Notes to Consolidated Financial Statements

December 31, 2024 and 2023

(In thousands, except shares and per share data, unless otherwise noted)

On November 13, 2024, the Company entered into a Share Purchase Agreement (the “Purchase Agreement”) with Kpler Holding SA, a Belgian corporation (“Buyer”), pursuant to which the Company agreed to sell its maritime business to Buyer and enter into certain ancillary agreements (the “Transactions”). The maritime business to be sold pursuant to the Transactions does not include any part of the Company’s satellite network or operations. The Purchase Agreement provides that the closing of the Transactions is subject to the satisfaction or waiver of certain closing conditions set forth in the Purchase Agreement. Refer to Note 2, Summary of Significant Accounting Policies, for a detailed discussion.

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

Liquidity Risks and Uncertainties

The Company has a history of operating losses and negative cash flows from operations since inception. During the year ended December 31, 2024, net loss was $102,818, cash used in operations was $18,453 and the Company received net proceeds of $28,056 from the Offering and $9,825 from the 2024 Private Placement. The Company held cash and cash equivalents of $19,206, excluding restricted cash of $478 as of December 31, 2024.

The Company’s ability to continue as a going concern for the next 12 months from the date of issuance of these consolidated financial statements is dependent upon its ability to obtain sufficient cash to meet its obligations, including the repayment of all amounts owed pursuant to the Blue Torch Financing Agreement (as amended, and as defined below in Note 7). Based on the Company’s current cash and cash equivalents and expected future financial results, if the Transactions do not close, the Company will not have sufficient liquidity to continue operations for at least the next twelve months from the issuance of these consolidated financial statements.

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

Buyer removed the matter to the District of Delaware, pursuant to a contract term in the Purchase Agreement promising not to contest removal to that court. The District of Delaware initially selected a March 4, 2025 trial date, but on February 26, 2025, the court set a trial date of May 28-30, 2025. There is no assurance as to what action the District of Delaware will take with respect to the proceeding initiated by us and there is no assurance as to whether or not the Transactions will be consummated on the terms contemplated or at all. The amount of any damages which may be sought or obtained from Buyer cannot be determined at this time.

There is no assurance as to what action the Delaware Court of Chancery will take with respect to the proceeding initiated by the Company and there is no assurance as to whether or not the Transactions will be consummated on the terms contemplated or at all. The amount of any damages which may be sought or obtained from Buyer cannot be determined at this time.

Spire Global, Inc.

Notes to Consolidated Financial Statements

December 31, 2024 and 2023

(In thousands, except shares and per share data, unless otherwise noted)

The Company intends to use the proceeds from the closing of the Transactions to repay all amounts owed under the Blue Torch Financing Agreement. However, as described above, there is currently no assurance that the Transactions will close or when the Transactions may close. Given the delay in the closing of the Transactions, on March 14, 2025, the Company closed a private placement of Class A common stock and pre-funded warrants for gross proceeds of $40,000, before deducting offering expenses. The Company may seek additional equity or debt financing (including securities convertible or exchangeable for equity) and may seek waivers of or amendments to contractual obligations, delay, limit, reduce, or terminate certain commercial efforts, or pursue merger, disposition or other strategies, any of which could adversely affect its business, results of operations, and financial condition. There is no assurance that the Company will be successful in achieving any of the foregoing. Due to the Company’s projected cash needs, including amounts owed pursuant to the Blue Torch Financing Agreement, there is substantial doubt about its ability to continue as a going concern for a period of at least 12 months from the date of issuance of the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Macroeconomic and Geopolitical

Over the past two years, the Company has been impacted by the macroeconomic environment, such as fluctuations in foreign currencies, increasing interest rates and geopolitical conflicts like the Russian invasion of Ukraine, Israel's war with Hamas and the increased tensions between China and the United States.

The U.S. Dollar exhibited a decrease in strength against the local functional currencies of our foreign subsidiaries for the year ended December 31, 2024, as compared to the year ended December 31, 2023. The U.S. Dollar's decrease had a positive impact on the Company's revenue, as approximately one-third of the Company's sales are conducted in foreign currencies. Conversely, the decrease in the value of the U.S. Dollar had an unfavorable impact on the Company's expenses, given that a majority of the Company's workforce resides in countries other than the United States.

The macroeconomic environment has caused existing or potential customers to re-evaluate their decision to purchase the Company's offerings, at times resulting in additional customer discounts, extended payment terms, and longer sales cycles. Particularly, government agency delays in approving appropriations bills negatively impacted the timeliness of some of the Company’s U.S. federal government orders. Additionally, recent changes to tariffs could cause interruptions in our supply chain or increase spending to meet our obligations.

Increasing interest rates in the fiscal year ended December 31, 2024 resulted in higher interest expenses, as our credit facility is based on a floating interest rate.

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

Spire Global, Inc.

Notes to Consolidated Financial Statements

December 31, 2024 and 2023

(In thousands, except shares and per share data, unless otherwise noted)

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

In November 2023, the Company updated the estimated useful lives for 43 capitalized satellites and related launch costs based on updated de-orbit dates. This change represents a change in accounting estimate and the impact of the change was a decrease in loss from continuing operations before income taxes of approximately $627, or $0.03 per basic and diluted share for the year ended December 31, 2024, and an increase in loss from continuing operations before income taxes of approximately $2,467, or $0.13 per basic and diluted share for the months of November and December 2023.

Foreign Currency Translation

The Company’s foreign subsidiaries, each of which has defined its functional currency as the local currency of the country in which it operates, translate their assets and liabilities into U.S. dollars at the exchange rate as of each balance sheet date, and translate their results from operations at the average exchange rate for each period. The resulting translation adjustments are included as a component of accumulated other comprehensive loss on the consolidated balance sheets, accumulated other comprehensive loss in the consolidated statements of changes in stockholders' equity and as other comprehensive gain (loss) in the consolidated statements of comprehensive loss. Gains and losses from foreign currency transactions are included in other expense, net in the consolidated statements of operations.

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

December 31, 2024 and 2023

(In thousands, except shares and per share data, unless otherwise noted)

The following table shows components of cash, cash equivalents, and restricted cash reported on the consolidated balance sheets and in the consolidated statements of cash flows as of and for the years then ended:

	December 31,
	2024	2023
Cash and cash equivalents	$19,206	$29,136
Restricted cash included in Other long-term assets	478	497
	$19,684	$29,633

Accounts Receivable and Notes Receivable

Accounts receivable are stated at the amounts management expects to collect from outstanding balances. An allowance for current expected credit losses is recorded based on historical loss experience, consideration of current and future economic conditions, and evaluation of a customer’s current and future financial condition. Increases and decreases in the allowance for current expected credit losses are included as a component of sales and marketing expense in the consolidated statements of operations. Recoveries of accounts receivable for which an allowance exists, or those that were previously written off, are recorded when received. The Company recorded expenses for credit losses of $26 and $640 on accounts receivables for the years ended December 31, 2024 and 2023, respectively.

Notes receivable and interest on notes receivable are recorded in other current assets on the consolidated balance sheets. Notes receivable are stated at the amounts management expects to be paid based on the management's knowledge of the customer's financial position. The Company recorded allowances for current expected credit loss of $4,026 and $1,218 on the consolidated statements of operations for the years ended December 31, 2024 and 2023, respectively.

The Company generally grants credit to its customers on an unsecured basis. The Company does not have any off-balance sheet credit exposure related to its customers.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash, cash equivalents and restricted cash, marketable securities, and accounts receivable. The Company typically has cash accounts in excess of Federal Deposit Insurance Corporation insurance coverage limits. The Company has not experienced any losses on such accounts, and management believes that the Company’s risk of loss is remote. The Company had a $4,500 note receivable and a $744 accrued interest balance outstanding as of December 31, 2024 and had a $4,500 note receivable and a $238 accrued interest balance outstanding as of December 31, 2023. The entire balance as of each of December 31, 2024 and 2023 was with one customer for which the Company established a $5,244 and $1,218 allowance for current expected credit loss as of December 31, 2024 and 2023, respectively (Note 10).

The Company has a concentration of contractual revenue arrangements with various government agencies. Entities under common control are reported as a single customer. The Company had one customer that represented 10% or more of the Company's total revenue during each of the years ended December 31, 2024 and 2023; specifically, such customer represented 24% and 28% of total revenue for the years ended December 31, 2024 and 2023, respectively. The one customer consists of multiple U.S. government agencies, of which only one government agency represented greater than 10% of total revenue for the years ended December 31, 2024 and 2023.

The following table represents 10% or more of the Company’s total accounts receivable:

	As of December 31,
	2024	2023
Customer A	13%	*
Customer B	13%	*

* No one customer accounted for more than 10% of the Company's total accounts receivable.

The Company has a concentration in vendor purchases. The Company believes its reliance on its vendors could be shifted over a period of time to alternative vendors should such a change be necessary. If the Company were to be unable to obtain alternative vendors due to factors beyond its control, operations would be disrupted until alternative vendors were secured. The Company

Spire Global, Inc.

Notes to Consolidated Financial Statements

December 31, 2024 and 2023

(In thousands, except shares and per share data, unless otherwise noted)

had one vendor for the years ended December 31, 2024 and 2023, from which purchases of equipment, components and services individually represented 10% or more of the Company’s total purchases.

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

Assets Held for Sale

The Company classifies long-lived assets or disposal groups as held for sale in the period when all of the following conditions have been met:

•
the Company has approved and committed to a plan to sell the asset or disposal group;
•
the asset or disposal group is available for immediate sale in its present condition;
•
an active program to locate a buyer and other actions required to complete the sale have been initiated;
•
the sale of the asset or disposal group is probable to be completed within one year;
•
the asset or disposal group is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and
•
it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn.

The Company initially measures a long-lived asset or disposal group that is classified as held for sale at the lower of its carrying value or fair value less any costs to sell and recognize any loss in the period in which the held for sale criteria are met. Gains are not recognized until the date of sale. We cease depreciation and amortization for long-lived assets, or assets within a disposal group, upon their designation as held for sale and subsequently assess fair value less any costs to sell at each reporting period until the asset or disposal group is no longer classified as held for sale.

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

Spire Global, Inc.

Notes to Consolidated Financial Statements

December 31, 2024 and 2023

(In thousands, except shares and per share data, unless otherwise noted)

Years
Furniture and fixtures	7
Machinery and equipment	5
In-service ground stations	3-10
Computer software and website development	3
Computer equipment	3
Capitalized satellite launch costs and in-service satellites	3-4

The following table summarizes the Company's long-lived assets by geography:

	December 31,
	2024	2023
EMEA(1)	62%	62%
Americas (2)	38%	38%
Total	100%	100%
(1)
United Kingdom represented 43% and Luxembourg represented 10% for the year ended December 31, 2024 and United Kingdom represented 36%, Germany represented 14%, and Luxembourg represented 12% for the year ended December 31, 2023.
(2)
U.S. represented 27% and 17% and Canada represented 11% and 21% for the years ended December 31, 2024 and 2023, respectively.

Equity Method Investments

The Company accounts for equity investments in which it has significant influence, but not a controlling financial interest, using the equity method of accounting. Under the equity method of accounting, investments are initially recorded at cost, less impairment, and subsequently adjusted to recognize the Company’s share of earnings or losses as a component of other expense, net in the consolidated statements of operations. The Company’s equity method investments are required to be reviewed for impairment when it is determined there may be an other-than-temporary loss in value. The Company did not record any impairment losses related to our equity method investments during the years ended December 31, 2024 and 2023.

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

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the estimated fair value of net tangible and identifiable intangible assets acquired in business acquisitions. The Company first performs a qualitative assessment of goodwill annually in the fourth quarter, and more frequently if events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable. If it is determined in the qualitative assessment that the fair value of the Company's single reporting unit is more likely than not below its carrying amount, then the Company will perform a quantitative impairment test. The quantitative goodwill impairment test is performed by comparing the fair value of the reporting unit with its carrying amount. Any excess in the carrying value of the goodwill over its fair value is recognized as an impairment loss. For purposes of goodwill impairment testing, the Company has one reporting unit. The annual goodwill impairment assessment performed in the fourth quarter of 2024 indicated that the fair value significantly exceeded the carrying value of goodwill.

Spire Global, Inc.

Notes to Consolidated Financial Statements

December 31, 2024 and 2023

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

Intangible assets are tested for impairment whenever there are indicators of impairment. The Company did not recognize any impairment charges for intangible assets for the years ended December 31, 2024 and 2023.

Impairment of Long-Lived Assets

The Company assesses potential impairments to long-lived assets whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. An impairment is considered to exist if the total estimated future cash flows on an undiscounted basis are less than the carrying amount of the assets or asset groups. If impairment exists, the impairment loss is measured and recorded based on undiscounted estimated future cash flows. In estimating future cash flows, assets are grouped at the lowest levels for which there are identifiable cash flows that are largely independent of cash flows from other asset groups. The Company recognized impairment charges of $3,447 on decommissioned satellites and $576 on other long-lived assets for the year ended December 31, 2024, and $747 on decommissioned satellites and $277 on other long-lived assets for the year ended December 31, 2023.

Deferred Offering Costs

The Company capitalizes within other current assets on the consolidated balance sheets certain legal, accounting and other third-party fees that are directly related to the Company’s in-process equity financing until such financings are consummated. After consummation of the equity financing, these costs are recorded as a reduction of the proceeds received from the offering. Should a planned equity financing be abandoned, terminated or significantly delayed, the deferred offering costs are written off to operating expenses. There were no deferred offering costs capitalized as of December 31, 2024 and 2023.

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

In November 2022, the Company announced the commencement of an exchange offer (the "Offer") and consent solicitation relating to all holders of the Common Stock Warrants to receive 0.2 shares of Class A common stock in exchange for each

Spire Global, Inc.

Notes to Consolidated Financial Statements

December 31, 2024 and 2023

(In thousands, except shares and per share data, unless otherwise noted)

outstanding Common Stock Warrant tendered by the holder. On December 19, 2022, a total of 2,069,561 Common Stock Warrants were tendered and exchanged for 413,910 shares of Class A common stock.

Concurrently with the Offer, the Company also solicited consents from holders of the Public Warrants to amend the Warrant Agreement to permit the Company to require that each Public Warrant that was outstanding upon the closing of the Offer be exchanged for 0.18 shares of Class A common stock, which is a ratio 10% less than the exchange ratio applicable to the Offer (such amendment, the “Warrant Amendment”). On December 19, 2022, the Company exercised its right to acquire and retire all remaining outstanding Public Warrants in exchange for shares of Class A common stock in accordance with the terms of the Warrant Amendment. The remaining 192,936 Public Warrants were exchanged on January 4, 2023 for 34,728 shares of the Company's Class A common stock. Following the exchange, none of the Warrants remain outstanding.

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

The Company generates revenue from the following main solutions: Data, Space Services and Research & Development Services.

Spire Global, Inc.

Notes to Consolidated Financial Statements

December 31, 2024 and 2023

(In thousands, except shares and per share data, unless otherwise noted)

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

As part of the Space Services solution, the Company performs various activities that range from designing, building, and launching the integrated satellites to enable the customer to send operational requests to the payload through a Company-provided interface. The Company provides a significant service of integrating all the services within the contract into a combined output represented by the Space Services, a stand-ready promise to provide a daily suite of services related to the capture and transmittal of data to the customer based on the customer’s operational requests that is comprised of a series of distinct days of service. The arrangement may also include options granting a material right to extend the service term for the Space Services. The Company performs an identification and evaluation of material rights on a contract-by-contract basis.

Third parties may be involved as part of the arrangement to provide services, such as launch or telecommunications support. The Company determined that it controls the services provided to customers and is therefore the principal (i.e., revenue is recognized on a gross basis).

The transaction price in a typical contract includes fixed amounts of monthly set-up and service fees. The contracts may also include variable consideration features that may decrease the transaction price, such as service-level credits when agreed upon service levels are not met. Service-level credits have not historically been material to the related arrangements. The Company allocates service-level credits to the accounting period(s) that correspond with the month(s) of service during which the service levels were not met. Space Services contracts do not contain significant financing components as any timing difference between payment and transfer of goods and services arises for reasons other than financing.

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

Spire Global, Inc.

Notes to Consolidated Financial Statements

December 31, 2024 and 2023

(In thousands, except shares and per share data, unless otherwise noted)

Revenue from Space Services Contracts are recognized over time using an output measure of progress based on satellite months consumed, beginning when the service start date commences for satellites. The consideration allocated to options granting a material right are recognized when (or as) the underlying future services are transferred, or when the options expire.

Generally, Space Services solution arrangements do not contain a lease because the Company is able to derive more than insignificant economic benefits from the various capabilities of the integrated satellites. However, in the limited instances when the customer obtains substantially all of the economic benefits determined at contract inception, the Space Services solution arrangements are determined to include an embedded lease of an integrated satellite(s) to the customer. For such arrangements, the Company has determined that that the customer is the deemed owner of the satellite(s) during the construction period. As a result, the Company determined it is providing manufacturing and launch services for those arrangements, and accounts for them based on guidance for other contracts with customers. The Company typically identifies the following performance obligations in these arrangements: (1) manufacturing services, (2) launch services and (3) a stand-ready obligation to provide Space Services that is comprised of a series of distinct days of service. Arrangements may also include options granting a material right to extend the service term for the Space Services. The Company allocates the transaction price to the performance obligations based on the Company’s estimates of standalone selling price. The Company recognizes revenue for the manufacturing services over time using an input measure of progress based on costs incurred. The Company recognizes revenue from launch services at a point in time when the satellites are launched into the orbit. The Company recognizes revenue for Space Services over time using an output measure of progress based on satellite months consumed beginning when the services have commenced. If there are options granting a material right in the arrangement, the consideration allocated to the options granting material rights is recognized when (or as) the underlying future services are transferred, or when the options expire.

Research and Development Services Solutions

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

Accounting for those R&D Services Contracts requires significant judgment relative to estimating total contract revenues and costs; in particular, assumptions relative to the amount of time to complete the contract, including the assessment of the nature and complexity of the work to be performed. The Company’s estimates are based upon the professional knowledge and experience of its engineers, program managers, and other personnel.

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

Spire Global, Inc.

Notes to Consolidated Financial Statements

December 31, 2024 and 2023

(In thousands, except shares and per share data, unless otherwise noted)

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

Deferred contract costs are included in other current assets, for the current portion, and other long-term assets, for the non-current portion, on the Company’s consolidated balance sheets. Deferred contract costs were $691 and $926, as of December 31, 2024 and 2023, respectively, of which $408 and $487, respectively, were classified as current. The Company recognized $547 and $490 as amortization of deferred contract costs in sales and marketing expense during the years ended December 31, 2024 and 2023, respectively.

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

In certain Space Services solution arrangements in which the customer is determined to be the deemed owner of the satellite during the construction period, the costs incurred to fulfill the manufacturing performance obligation are expensed as incurred as cost of revenue, following the cost-to-cost progress measure. Costs associated with the launch performance obligation are capitalized as a cost to fulfill the contract until launch occurs, and recognized as cost of revenue at the point in time control of the launch services passes to the customer. The launch costs capitalized as cost to fulfill the contract related to such arrangements were $0 and $7,585 as of December 31, 2024 and December 31, 2023, respectively. Costs associated with Space Services Contracts performance obligations will generally be recognized as incurred.

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

Spire Global, Inc.

Notes to Consolidated Financial Statements

December 31, 2024 and 2023

(In thousands, except shares and per share data, unless otherwise noted)

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

The Company has elected the practical expedient to not separate non-lease components from the lease components to which they relate, and instead account for them as a single lease component for all underlying asset classes. Accordingly, all related costs are accounted for under the lease accounting model. In addition, the Company elected to apply the short-term lease exception for all underlying asset classes. That is, leases with an initial lease term of 12 months or less are not recognized on the consolidated balance sheets, but rather expensed on a straight-line basis over the lease term.

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

The Company expenses advertising costs as incurred. Advertising expense was $626 and $1,103 for the years ended December 31, 2024 and 2023, respectively, and is included in sales and marketing expenses in the consolidated statements of operations.

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

Employee Benefit Plan

The Company has a qualified retirement plan which covers all employees who meet certain eligibility requirements. Plan matching contributions, discretionary profit-sharing contributions, and qualified nonelective contributions may be made to the 401(k) salary deferral plan at the discretion of the Company’s Board of Directors. The Company did not make any matching contributions, discretionary profit-sharing contributions and/or qualified nonelective contributions during the years ended December 31, 2024 and 2023.

Spire Global, Inc.

Notes to Consolidated Financial Statements

December 31, 2024 and 2023

(In thousands, except shares and per share data, unless otherwise noted)

The Company has defined contribution pension plans at its foreign subsidiaries which cover all employees who meet certain eligibility requirements. The contributions made by the Company under these plans were $807 and $1,838 during the years ended December 31, 2024 and 2023, respectively.

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

Spire Global, Inc.

Notes to Consolidated Financial Statements

December 31, 2024 and 2023

(In thousands, except shares and per share data, unless otherwise noted)

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

Related Parties

In conjunction with the Company's acquisition of exactEarth in November 2021, Myriota Pty Ltd ("Myriota"), an existing Spire customer, became a related party as a result of exactEarth's approximately 10.6% ownership of Myriota. As of December 31, 2024, the Company's investment in Myriota, in the amount of $858, was included in other long-term assets on the consolidated balance sheets. The Company accounts for this investment using the equity method of accounting. The Company's share of earnings or losses on the investment is recorded based on a one-month lag, due to the timing of receipt of financial statements from Myriota, as a component of other expense, net in the consolidated statements of operations. The Company generated $642 and $897 in revenue from Myriota during the years ended December 31, 2024 and 2023, respectively, and had $52 of accounts receivable as of December 31, 2024 and no accounts receivable as of December 31, 2023, from Myriota.

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

Spire Global, Inc.

Notes to Consolidated Financial Statements

December 31, 2024 and 2023

(In thousands, except shares and per share data, unless otherwise noted)

Accounting Pronouncements Recently Adopted

In March 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-01, Leases – Common Control Arrangements (Topic 842), to improve the accounting for amortizing leasehold improvements associated with arrangements between entities under common control. The amendment requires that leasehold improvements be amortized by the lessee over the useful life of the leasehold improvements to the common control group (regardless of the lease term) as long as the lessee controls the use of the underlying asset through a lease. Additionally, leasehold improvements should be accounted for as a transfer between entities under common control through an adjustment to equity when the lessee no longer controls the use of the underlying asset. The amendments in this update are effective for financial statements issued for annual periods beginning after December 15, 2023, with early adoption permitted. The adoption of ASU 2023-01 as of January 1, 2024, did not impact the Company’s consolidated financial statements.

In August 2023, the FASB issued ASU 2023-05, Business Combinations – Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement. The amendments in this ASU are intended to facilitate consistency in the application of accounting guidance upon the formation of entities qualifying as joint ventures (“JVs”). This ASU generally requires the use of business combinations accounting at the JV formation date, which would result in the contributed assets/liabilities being revalued to fair value and potentially result in the recognition of goodwill and other intangibles on the JV’s financial statements. However, this ASU does not alter the ongoing accounting for the JV’s operations. This guidance is effective for JVs with formation dates on or after January 1, 2025. The adoption of ASU 2023-05 as of January 1, 2024, did not impact the Company’s consolidated financial statements.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting - Improvements to Reportable Segment Disclosures (Topic 280), to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendments enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, provide new segment disclosure requirements for entities within a single reportable segment, and contain other disclosure requirements. The ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted and will be applied retrospectively to all prior periods presented in the financial statements. The Company adopted this ASU for its 2024 annual period with the comparative periods updated to reflect additional disclosures. See Note 15 for further details.

Accounting Pronouncements Not Yet Adopted

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

Spire Global, Inc.

Notes to Consolidated Financial Statements

December 31, 2024 and 2023

(In thousands, except shares and per share data, unless otherwise noted)

3.
Revenue, Contract Assets, Contract Liabilities and Remaining Performance Obligations

Disaggregation of Revenue

Revenue from subscription-based contracts was $77,170, representing 70% of total revenue for the year ended December 31, 2024. Revenue from subscription-based contracts was $71,754, representing 74% of total revenue for the year ended December 31, 2023. Revenue from non-subscription-based contracts was $33,281, representing 30% of total revenue for the year ended December 31, 2024. Revenue from non-subscription-based contracts was $25,858, representing 26% of total revenue for the year ended December 31, 2023.

The following revenue disaggregated by geography was recognized:

	Year Ended December 31, 2024		Year Ended December 31, 2023
Americas (1)	$62,711	57%	$48,652	50%
EMEA(2)	39,706	36%	35,458	36%
Asia Pacific	8,034	7%	13,502	14%
Total	$110,451	100%	$97,612	100%

(1)
U.S. represented 43 % and 41% for the years ended December 31, 2024 and 2023, respectively, and Canada represented 14% for the year ended December 31, 2024.
(2)
United Kingdom represented 12% and 13% for the years ended December 31, 2024 and 2023, respectively.

Contract Assets

At December 31, 2024, contract assets of $785 were reported in contract assets on the Company's consolidated balance sheets. At December 31, 2023, contract assets were $4,917, of which $4,718 was reported in contract assets, and $199 in other long-term assets, including restricted cash on the Company's consolidated balance sheets

Changes in contract assets were as follows:

	2024	2023
Balance as of January 1	$4,917	$2,881
Contract assets recorded during the year	659	4,917
Reclassified to accounts receivable	(4,696)	(2,927)
Other	(95)	46
Balance as of December 31	$785	$4,917

Contract Liabilities

At December 31, 2024, contract liabilities were $45,526, of which $22,037 was reported in contract liabilities, current portion, and $23,489 was reported in other long-term liabilities on the Company’s consolidated balance sheets. At December 31, 2023, contract liabilities were $49,101, of which $31,178 was reported in contract liabilities, current portion, and $17,923 was reported in other long-term liabilities on the Company’s consolidated balance sheets.

Changes in contract liabilities were as follows:

	2024	2023
Balance as of January 1	$49,101	$34,873
Contract liabilities recorded during the year	32,757	34,409
Revenue recognized during the period	(35,569)	(20,549)
Other	(763)	368
Balance as of December 31	$45,526	$49,101

Remaining Performance Obligations

The Company has performance obligations associated with commitments in customer contracts for future services that have not yet been recognized as revenue. These commitments for future services exclude (i) contracts with an original term of one year or

Spire Global, Inc.

Notes to Consolidated Financial Statements

December 31, 2024 and 2023

(In thousands, except shares and per share data, unless otherwise noted)

less, and (ii) cancellable contracts. As of December 31, 2024, the amount not yet recognized as revenue from these commitments was $216,436.

The Company expects to recognize its remaining performance obligations as of December 31, 2024, over the following periods:

	December 31, 2024
1 to 12 months	$67,901	31%
13 to 24 months	39,700	18%
25 to 36 months	31,896	15%
37 to 48 months	25,627	12%
Remaining	51,312	24%
Total	$216,436	100%

4.
Other Balance Sheet Components

Other current assets consisted of the following:

	December 31,
	2024	2023
Technology and other prepaid contracts	$838	$9,874
Notes receivable	—	3,344
Other receivables	648	1,476
Prepaid insurance	1,076	487
Deferred contract costs	297	1,238
Other	419	429
Other current assets	$3,278	$16,848

Property and equipment, net consisted of the following:

	December 31,
	2024	2023
Satellites in-service	$32,768	$59,751
Internally developed software	1,760	2,138
Ground stations in-service	4,978	4,444
Leasehold improvements	5,707	5,800
Machinery and equipment	5,479	4,787
Computer equipment	1,327	1,908
Computer software and website development	99	99
Furniture and fixtures	1,335	1,336
	53,453	80,263
Less: Accumulated depreciation and amortization	(25,748)	(36,326)
	27,705	43,937
Satellite, launch, and ground station work in progress	27,624	16,483
Finished satellites not yet placed in-service	8,009	26
Property and equipment, net	$63,338	$60,446

Depreciation and amortization expense related to property and equipment was $18,501 and $14,711 for the years ended December 31, 2024 and 2023, respectively. There was a loss from decommissioned satellites of $3,447 and $747 for the years ended December 31, 2024 and 2023, respectively.

Spire Global, Inc.

Notes to Consolidated Financial Statements

December 31, 2024 and 2023

(In thousands, except shares and per share data, unless otherwise noted)

Other accrued expenses consisted of the following:

	December 31,
	2024	2023
Operating lease liabilities, current	$3,260	$3,506
Professional services	2,622	913
Accrued operating costs	1,829	1,088
Accrued interest	1,709	853
Legal matters	1,479	—
Software	792	754
Corporate and sales tax	120	285
Other	1,215	927
Other accrued expenses	$13,026	$8,326

5.
Goodwill and Intangible Assets

The following table summarizes changes in goodwill balance:

Balance at December 31, 2023	$51,155
Impact of foreign currency translation	(4,008)
Assets classified as held for sale	(32,412)
Balance at December 31, 2024	$14,735

Intangible assets consisted of the following:

	December 31, 2024
	Gross Carrying Amount	Accumulated Amortization
Developed technology	$12,270	$(3,153)
Trade names	2,080	(1,282)
Patents	393	(345)
FCC licenses	480	(282)
	$15,223	$(5,062)

	December 31, 2023
	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$23,427	$(4,064)
Developed technology	13,313	(2,312)
Trade names	2,257	(940)
Backlog	3,117	(3,117)
Patents	419	(308)
FCC licenses	480	(249)
	$43,013	$(10,990)

As of December 31, 2024, the weighted-average amortization period for developed technology was 8.9 years, trade names was 1.9 years, and patents and FCC licenses was 5.6 years. Amortization expense related to intangible assets was $3,228 and $3,518 for the years ended December 31, 2024 and 2023, respectively.

The Company did not recognize any impairment charges during the years ended December 31, 2024 and 2023. The patents asset balance included $0 and $57 of capitalized patent costs as of December 31, 2024 and 2023, respectively, that began amortization upon the issuance of an official patent right to the Company.

Spire Global, Inc.

Notes to Consolidated Financial Statements

December 31, 2024 and 2023

(In thousands, except shares and per share data, unless otherwise noted)

As of December 31, 2024, the expected future amortization expense of intangible assets is as follows:

Fiscal year ending December 31,	Future Amortization Expense
2025	$1,493
2026	1,451
2027	1,062
2028	1,058
2029	1,056
Thereafter	4,041
$10,161

6.
Assets Held for Sale

On November 13, 2024, the Company entered into the Purchase Agreement to sell its maritime business to Buyer for $233,500 subject to certain adjustments.

The following table summarizes the carrying values of the assets and liabilities classified as held for sale in the Company's consolidated balance sheets as of December 31, 2024:

December 31, 2024
Assets:
Accounts receivable, net	$2,591
Contract assets	927
Other current assets	1,002
Property, plant and equipment, net	106
Goodwill	32,412
Customer relationships, net	16,281
Other non-current assets	3,644
Total assets classified as held for sale	$56,963

Liabilities:
Accounts payable	$787
Accrued wages and benefits	402
Other accrued expenses	1,014
Contract liabilities, current portion	5,444
Contract liabilities, non-current portion	20
Total liabilities associated with assets classified as held for sale	$7,667
Net assets held for sale	$49,296

The Company's satellite and ground station networks, including operations, and maritime contracts associated with the U.S. federal government will be retained by the Company at closing and are not included in the amounts presented above. The Company expects the transaction, which is subject to customary closing conditions and regulatory approvals, to close during the second quarter of 2025.

7.
Long-Term Debt

Long-term debt consisted of the following:

	December 31,
	2024	2023
Blue Torch term loan	$98,446	$117,996
Other	4,618	5,128
Total long-term debt	103,064	123,124
Less: Debt issuance costs	(4,510)	(9,011)
Less: Current portion of long-term debt	(93,936)	—
Non-current portion of long-term debt	$4,618	$114,113

Spire Global, Inc.

Notes to Consolidated Financial Statements

December 31, 2024 and 2023

(In thousands, except shares and per share data, unless otherwise noted)

The Company recorded $20,347 and $19,032 of interest expense, which included amortization of deferred issuance costs of $4,477 and $2,337 from long-term debt for the years ended December 31, 2024 and 2023, respectively.

As of December 31, 2024, the scheduled principal payments of long-term debt was as follows:

Fiscal year ending December 31,	Future Principal Payments
2025 (1)	$98,446
2026	308
2027	308
2028	308
2029	308
Thereafter	3,387
Total debt payments	$103,065

(1) As of December 31, 2024, the Company was not in compliance with its leverage ratio and minimum liquidity financial covenants under the Blue Torch Financing Agreement; therefore, the debt is reflected as a current liability.

Blue Torch Credit Agreement

On June 13, 2022, the Company, as borrower, and Spire Global Subsidiary, Inc. and Austin Satellite Design, LLC, as guarantors, entered into a Financing Agreement (the “Blue Torch Financing Agreement”) with Blue Torch, as administrative agent and collateral agent, and certain lenders (the “Lenders”). The Blue Torch Financing Agreement provides for, among other things, a term loan facility in an aggregate principal amount of up to $120,000 (the “Blue Torch Credit Facility”). A portion of the proceeds of the term loan was used to repay the Company’s then-existing $70,000 credit facility with FP Credit Partners, L.P., and the remainder of the proceeds of the term loan may be used for general corporate purposes.

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

The $120,000 term loan was available and drawn at closing, of which $19,735 was placed in an escrow account by Blue Torch with such amount to be released upon the Company achieving certain metrics related to annualized recurring revenue and a total annualized recurring revenue leverage ratio. These metrics were achieved and the $19,735 was released from the escrow account and delivered to the Company in February 2023. The term loan accrues interest at a floating rate, to be based, at the Company's election, on either a reference rate or a 3-month Term Secured Overnight Financing Rate ("SOFR") (subject to a 1.0% floor), plus an interest rate margin of 7.0% for reference rate borrowings and 8.0% for 3-month Term SOFR borrowings, plus an incremental Term SOFR margin of 0.26161%. The Company elected the Term SOFR rate which was 12.6571% as of December 31, 2024. Principal on the term loan is only payable at maturity and interest on the term loan is due and payable quarterly for Term SOFR borrowings. The Company is also required to pay other customary fees and costs in connection with the Blue Torch Credit Facility, including a commitment fee in an amount equal to $2,400 on the closing date, a $250 annual agency fee and an exit fee of $1,800 upon termination of the Blue Torch Financing Agreement.

The Blue Torch Financing Agreement contains customary affirmative covenants and customary negative covenants limiting the Company's ability and the ability of its subsidiaries to, among other things, dispose of assets, undergo a change in control, merge or consolidate, make acquisitions, incur debt, incur liens, pay dividends, repurchase stock and make investments, in each case subject to certain exceptions. The Company must also comply with a maximum debt to annualized recurring revenue leverage ratio financial covenant tested monthly during the first two years of the Blue Torch Financing Agreement, a maximum debt to EBITDA leverage ratio financial covenant tested monthly during the third and fourth years of the Blue Torch Financing Agreement and a minimum liquidity financial covenant tested at all times

On September 27, 2023, the Company entered into the Waiver and Amendment No. 2 to Financing Agreement (the “Waiver and Amendment”) with Blue Torch and the Lenders, which amends the Blue Torch Financing Agreement to (a) waive an event of default under the Blue Torch Financing Agreement arising out of the total annualized recurring revenue leverage ratio being greater than the permitted ratio, (b) amend the financial covenants to provide covenant relief from the maximum debt to annualized recurring revenue leverage ratio and the maximum debt to EBITDA leverage ratio set forth in the Blue Torch Financing Agreement for future periods, and (c) provide for a second amendment exit fee. The second amendment exit fee is

Spire Global, Inc.

Notes to Consolidated Financial Statements

December 31, 2024 and 2023

(In thousands, except shares and per share data, unless otherwise noted)

$1,800 (which is an amount equal to one and a half percent (1.50%) of the aggregate outstanding principal balance of the term loans on the effective date of the Waiver and Amendment), bears interest from the date of the Waiver and Amendment at Adjusted Term SOFR for a 3-month interest period plus the applicable margin under the Financing Agreement, and is payable by the Company in cash upon the termination of the Blue Torch Financing Agreement, either as a result of acceleration of the loans or at the final maturity date. The Waiver and Amendment required a repayment by the Company of $2,500 of the outstanding principal balance of the term loans and a prepayment premium of $50, which were paid on October 2, 2023. The Waiver and Amendment also requires additional reporting if the Company’s liquidity level is less than $35,000 at any time during a month and revises the minimum liquidity covenant to require liquidity of at least $30,000 at all times, commencing on September 30, 2023, which in both cases represent a $5,000 incremental change from the original requirements.

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

Spire Global, Inc.

Notes to Consolidated Financial Statements

December 31, 2024 and 2023

(In thousands, except shares and per share data, unless otherwise noted)

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

On November 11, 2024, the Company and Blue Torch entered into a forbearance agreement (the “Forbearance Agreement”), pursuant to which each of the lenders party to the Blue Torch Financing Agreement agreed not to exercise their default-related rights and remedies with respect to certain events of default related to the failure to deliver quarterly financial information as of and for the periods ended June 30, 2024 that was required to be provided to the lenders by October 31, 2024, the leverage ratio being greater than required as of June 30, 2024 and our anticipated failure to file the financial statements for the fiscal quarter ended September 30, 2024 with the SEC by November 15, 2024 (collectively, the “Specified Defaults”), until the earliest to occur of (A) the occurrence of any other event of default other than the Specified Defaults, (B) the date on which Blue Torch delivered a notice terminating the forbearance period, which notice could have been delivered at any time upon or after the occurrence of an additional event of default or any breach of the Forbearance Agreement or (C) 11:59 p.m. Eastern Time on December 24, 2024.

As the Company was not in compliance with its leverage ratio and minimum liquidity financial covenants and SEC periodic filing requirement non-financial covenant under the Blue Torch Financing Agreement, the balance due was reflected as a current liability in the consolidated balance sheets as of December 31, 2024.

Government Loan

In November 2021, the Company completed the Acquisition and assumed an interest free loan agreement with the Strategic Innovation Fund ("SIF") which was recorded at an amount equal to the proceeds received. Under this agreement and subsequent amendment, the Company was eligible to receive funding for certain expenditures incurred from February 13, 2018 to May 12, 2023, up to a maximum of $5,701. Related to the SIF loan agreement, $4,618 and $5,128 was included in long-term debt, non-current on the consolidated balance sheets as of December 31, 2024 and 2023, respectively. Any amount outstanding under this loan is repayable in 15 annual payments beginning February 28, 2026 and has a stated interest rate of zero.

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

Lease expenses were $4,454 and $4,172 for the years ended December 31, 2024 and 2023, respectively. Aggregate variable lease expenses and short-term lease expenses were $1,274 and $613, for the years ended December 31, 2024 and 2023, respectively.

Spire Global, Inc.

Notes to Consolidated Financial Statements

December 31, 2024 and 2023

(In thousands, except shares and per share data, unless otherwise noted)

The following table provides the required information regarding the Company's leases for which the Company is the lessee:

	December 31,
	2024	2023
Assets
ROU assets	$11,074	$14,921
Liabilities
Current	$3,260	$3,506
Non-current	9,598	13,079
Total lease liabilities	$12,858	$16,585
Weighted-average remaining lease term (years)	4.8	5.4
Weighted-average discount rate	9%	8%

As of December 31, 2024, the maturity of operating leases liabilities are as follows:

Fiscal year ending December 31,
2025	$4,195
2026	3,599
2027	2,498
2028	1,829
2029	1,551
Thereafter	1,928
Total lease payments	15,600
Less: Interest on lease payments	(2,742)
Present value of lease liabilities	$12,858

Operating cash flows paid were $4,720 and $2,782 included in the measurement of operating lease liabilities for the years ended December 31, 2024 and 2023, respectively, and were included in net cash used in operating activities in the consolidated statements of cash flows. Amortization of ROU assets was $4,843 and $2,928 for the years ended December 31, 2024 and 2023, respectively.

Spire Global, Inc.

Notes to Consolidated Financial Statements

December 31, 2024 and 2023

(In thousands, except shares and per share data, unless otherwise noted)

9.
Fair Value Measurement

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables present the Company’s fair value hierarchy for its financial instruments that are measured at fair value on a recurring basis:

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents:
Money market funds	$3,157	$—	$—	$3,157
	$3,157	$—	$—	$3,157

Long-term liabilities:
Credit Agreement Warrants	$—	$13,641	$—	$13,641
Contingent earnout liability	—	—	1,455	1,455
	$—	$13,641	$1,455	$15,096

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents:
Money market funds	$10,114	$—	$—	$10,114
	$10,114	$—	$—	$10,114
Marketable securities:
U.S. treasury bills and bonds	$8,840	$—	$—	$8,840
Commercial paper	—	1,395	—	1,395
U.S. government and agency securities	—	1,491	—	1,491
	$8,840	$2,886	$—	$11,726

Long-term liabilities:
Credit Agreement Warrants	$—	$5,988	$—	$5,988
Contingent earnout liability	—	—	220	220
	$—	$5,988	$220	$6,208

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

Spire Global, Inc.

Notes to Consolidated Financial Statements

December 31, 2024 and 2023

(In thousands, except shares and per share data, unless otherwise noted)

tendered by the holder. On December 19, 2022, a total of 2,069,561 Warrants were tendered and exchanged for 413,910 shares of Class A common stock.

Concurrently with the Offer, the Company solicited consents from holders of the Public Warrants to amend the Warrant Agreement to permit the Company to require that each Warrant that was outstanding upon the closing of the Offer be exchanged for 0.18 shares of Class A common stock, which is a ratio 10% less than the exchange ratio applicable to the Offer (such amendment, the “Warrant Amendment”). The Warrant Amendment was approved because consents were received from holders of more than 65% of the Company’s outstanding Public Warrants. On December 19, 2022, the Company exercised its right to acquire and retire all remaining outstanding Public Warrants in exchange for shares of Class A common stock in accordance with the terms of the Warrant Amendment. The remaining 192,936 Public Warrants were exchanged on January 4, 2023 for 34,728 shares of the Company's Class A common stock. Following the exchange, none of the Warrants remain outstanding.

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

The table below quantifies the significant inputs used for the Credit Agreement Warrants:

	December 31,	December 31,
	2024	2023
Fair value of the Company’s Class A common stock	$14.07	$7.82
Exercise price	$5.44 - 16.08	$5.44 - 16.08
Risk-free interest rate	4.48%	3.88%
Expected volatility factor	96.0%	55.0%
Expected dividend yield	—%	—%
Remaining contractual term (in years)	7.4 - 8.7	8.5 - 9.7

Securities Purchase Agreement Warrants

On March 21, 2024, the Company entered into a Securities Purchase Agreement with the Investors, pursuant to which the Company issued and sold in the Offering, (i) an aggregate of 2,142,858 shares of Class A common stock and (ii) Securities Purchase Agreement Warrants exercisable for an aggregate of 2,142,858 shares of Class A common stock to the Investors. Each share of Class A common stock and accompanying Securities Purchase Agreement Warrant to purchase one share of Class A common stock was sold at an offering price of $14.00. The aggregate gross proceeds to the Company from the Offering totaled $30,000 before deducting the placement agent’s fees and related offering expenses. The Securities Purchase Agreement Warrants had an exercise price equal to $14.50 per share of Class A common stock, were exercisable for a term beginning on March 25, 2024 and expired on July 3, 2024, with no warrants exercised. The warrant liability relating to the Securities Purchase Agreement Warrants was reversed as of June 30, 2024, since the Company's per share market value as of June 30, 2024, was below the exercise price of such warrants.

Spire Global, Inc.

Notes to Consolidated Financial Statements

December 31, 2024 and 2023

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

The table below quantifies the significant inputs used for the contingent earnout liability:

	December 31,	December 31,
	2024	2023
Fair value of the Company’s Class A common stock	$14.07	$7.82
Risk-free interest rate	4.22%	4.09%
Expected volatility factor	96.0%	55.0%
Earnout expiration date	August 16, 2026	August 16, 2026

The following table presents a summary of the changes in the fair value of the Company’s Level 3 financial instruments that are measured at fair value on a recurring basis:

Contingent Earnout Liability
Fair value as of December 31, 2023	$220
Change in fair value of contingent earnout liability	1,235
Fair value as of December 31, 2024	$1,455

Cash and Cash Equivalents and Marketable Securities

The following tables summarize the Company's cash, cash equivalents and available-for-sale securities by significant marketable securities category:

	December 31, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$16,049	$—	$—	$16,049
Cash equivalents:
Money market funds	3,157	—	—	3,157
	$19,206	$—	$—	$19,206

	December 31, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$19,022	$—	$—	$19,022
Cash equivalents:
Money market funds	10,114	—	—	10,114
	$29,136	$—	$—	$29,136
Marketable Securities:
U.S. treasury bills and bonds	$8,838	$2	$—	$8,840
Commercial paper	1,395	—	—	1,395
U.S. government and agency securities	1,492	—	(1)	1,491
	$11,725	$2	$(1)	$11,726

Spire Global, Inc.

Notes to Consolidated Financial Statements

December 31, 2024 and 2023

(In thousands, except shares and per share data, unless otherwise noted)

In accordance with the Company's investment policy, investments are placed in investment grade securities with high credit quality issuers, and generally limit the amount of credit exposure to any one issuer. The Company evaluates securities for impairment at the end of each reporting period. The Company did not record any impairment charges related to its available-for-sale securities during the years ended December 31, 2024 and 2023.

10.
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

Under the A&R L3Harris Agreement, the Company will pay a 30% share of S-AIS data revenues for the portion of exactEarth annual S-AIS data revenue which is in excess of $16,000. No revenue share was owed to L3Harris under the A&R L3Harris Agreement, with respect to AIS Analytics sales, during the years ended December 31, 2024 and 2023. The Company recognized $4,952 and $5,059 in cost of revenue in the consolidated statements of operations for costs incurred to acquire exclusive access rights to data generated from satellites for the years ended December 31, 2024 and 2023, respectively.

The following table summarizes the operational fees commitment under the A&R L3Harris Agreement, which includes the fixed payment obligations to L3Harris:

Future Payment Obligations
Fiscal year ending December 31,
2025	$4,300
2026	4,300
2027	4,300
2028	4,300
2029	4,300
Thereafter	6,889
$28,389

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

Stockholder Litigation

On August 20, 2024, the Company and two of its executive officers were named as defendants in a purported federal securities law class action filed in the United States District Court for the Eastern District of Virginia, captioned Michal Bousso v. Spire Global, Inc. et al., Court File No. 1:24-cv-1458 (the "Bousso Lawsuit"). On October 14, 2024, a second plaintiff filed a similar lawsuit against the Company and three current or former executive officers, also in the United States District Court for the Eastern District of Virginia, captioned Kohei Tagawa v. Spire Global, Inc. et al., Court File No. 1:24-cv-1810 (the “Tagawa Lawsuit”). On November 22, 2024, the court consolidated the Bousso Lawsuit and the Tagawa Lawsuit, appointed Michal Bousso as lead plaintiff, and renamed the case to “In re Spire Global, Inc. Securities Litigation,” Master File No. 1:24-cv-1458-MSN-WEF (the “Master Securities Lawsuit”). On December 23, 2024, the plaintiff filed an amended complaint in the Master Securities Lawsuit, which alleges violations of Sections 10(b) and 20(a) of the Exchange Act (and Rule 10b-5 thereunder),

Spire Global, Inc.

Notes to Consolidated Financial Statements

December 31, 2024 and 2023

(In thousands, except shares and per share data, unless otherwise noted)

arising from or relating to our announcements in August 2024 that certain of the Company's previously issued audited and unaudited financial statements should not be relied upon. Plaintiff alleges that the Company and the individual defendants made false or misleading statements relating to (1) how revenue was recognized for pre-space services for certain space contracts, and (2) how costs for certain contracts were characterized. The plaintiff seeks to represent a class of shareholders who purchased or otherwise acquired our common stock between May 11, 2022 and August 14, 2024. The plaintiff seeks damages and other relief, including attorneys' fees and costs. The defendants are vigorously defending this lawsuit. On January 22, 2025, the defendants moved to dismiss the amended complaint in its entirety. The court in the Master Securities Lawsuit held argument on the Company’s motion to dismiss on March 14, 2025. After hearing argument from both sides, the court issued its order on the record dismissing the Master Securities Lawsuit without prejudice. The court granted the plaintiff 30 days to consider whether to amend.

On September 5, 2024, a stockholder derivative lawsuit was filed in the United States District Court for the Eastern District of Virginia, purportedly on behalf of the Company against certain of its officers and directors and the Company (as a nominal defendant), captioned Lawrence Hollin v. Platzer et al., Court File No. 1:24-cv-01558 (the “Hollin Lawsuit”). On September 10, 2024, a second stockholder derivative lawsuit was filed in the United States District Court for the Eastern District of Virginia, also purportedly on behalf of the Company against certain of its officers and directors and the Company (as a nominal defendant), captioned Richard Cobb v. Platzer et al., Court File No. 1:24-cv-01596 (the “Cobb Lawsuit”). On November 12, 2024, a third stockholder derivative lawsuit was filed in the United States District Court for the Eastern District of Virginia, also purportedly on behalf of the Company against certain of its officers and directors and the Company (as a nominal defendant) captioned L. Robert Oros v. Platzer et al., 1:24-cv-02020 (the “Oros Lawsuit”). On November 14, 2024, the Court consolidated the Hollin Lawsuit and the Cobb Lawsuit and renamed the case to In re Spire Global, Inc. Stockholder Derivative Litigation, No. 1:24-cv-01596 (the “Master Derivative Case”). On December 2, 2024, the Court consolidated the Oros Lawsuit into the Master Derivative Case. The lawsuits in the Master Derivative Case arise out of the same subject matter as the Master Securities Lawsuit, and they allege some or all of the following claims: (1) breach of fiduciary duty; (2) gross mismanagement; (3) waste of corporate assets; (4) unjust enrichment; (5) as against the director defendants, violations of Section 14(a) of the Exchange Act and Rule 14a-9 promulgated thereunder; (6) as against the officer defendants, contribution under Sections 10(b) and 21D of the Exchange Act; and (7) aiding and abetting. Each of the lawsuits in the Master Derivative Case seeks damages and other relief, including attorneys' fees and costs. The Master Derivative Case is currently stayed pending the motion to dismiss in the Master Securities Lawsuit.

Share Purchase Agreement Litigation

As previously disclosed, on November 13, 2024, we entered into a Purchase Agreement with the Buyer, pursuant to which the Company agreed to complete the Transactions. The maritime business to be sold pursuant to the Transactions does not include any part of the Company's satellite network or operations. The purchase price to be paid by Buyer to the Company at the closing of the Transactions is a cash payment based upon an enterprise value of $233,500, subject to certain adjustments. The Transactions also include a twelve-month transition service and data provision agreement for $7,500 The Purchase Agreement provides that the closing of the Transactions is subject to the satisfaction or waiver of certain closing conditions set forth in the Purchase Agreement.

The Company believes all conditions to closing contained in the Purchase Agreement have been satisfied or could be satisfied. Notwithstanding our notice to Buyer to that effect, Buyer has failed to consummate the closing. Buyer has cited various reasons for declining to close, which the Company has rejected. There is currently no governmental order in effect prohibiting closing and, in the Purchase Agreement, Buyer agreed to “use best efforts, and to take any and all actions necessary, to eliminate each and every impediment that is asserted” by relevant government entities so as to enable the parties to consummate the Transactions promptly. the Company believes that Buyer’s failure to close is not consistent with the terms of the Purchase Agreement, which do not give Buyer the option to delay closing once all closing conditions have been met.

As a result of the foregoing, on February 10, 2025, the Company filed a complaint in the Delaware Court of Chancery against Buyer seeking a grant of specific performance ordering Buyer to satisfy its obligations under the Purchase Agreement and consummate the closing in accordance with the terms of the Purchase Agreement. In the complaint, the Company also requested a declaratory judgment declaring that Buyer has breached its obligations under the Purchase Agreement and is not excused from performing its obligations under the Purchase Agreement, including proceeding with the closing.

Buyer removed the matter to the District of Delaware, pursuant to a contract term in the Purchase Agreement promising not to contest removal to that court. The District of Delaware initially selected a March 4 trial date, but on February 26, 2025, the court

Spire Global, Inc.

Notes to Consolidated Financial Statements

December 31, 2024 and 2023

(In thousands, except shares and per share data, unless otherwise noted)

set a trial date of May 28-30, 2025. There is no assurance as to what action the District of Delaware will take with respect to the proceeding initiated by the Company and there is no assurance as to whether or not the Transactions will be consummated on the terms contemplated or at all. Whether or not the Transactions are consummated as required, the Company reserves all of its rights under the Purchase Agreement and in law and equity, including the right to seek damages and other remedies from Buyer. The amount of any damages which may be sought or obtained from Buyer cannot be determined at this time.

Except as disclosed above, the Company is not currently a party to any legal proceedings that, if determined adversely to the Company, would, in the Company's opinion, have a material adverse effect on its business, results of operations, financial condition, or cash flows. Future litigation may be necessary to defend the Company, its partners, and its customers by determining the scope, enforceability, and validity of third-party proprietary rights, or to establish the Company's proprietary rights. The results of any current or future litigation cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources, and other factors.

Note Receivable

The Company has outstanding a $4,500 note receivable plus accrued interest of $744 issued to a Space Services customer as of December 31, 2024. The note and accrued interest were due in October 2024. The Company is aware that the customer has been using cash in its operations and its available cash is low. Given the customer's financial performance, the customer did not pay the note and accrued interest when it was due. The customer has announced that it has secured a financing arrangement with its principal shareholder that would provide it sufficient funds to repay the note and the customer has asserted to the Company its intention to repay the note. The Company believes that a loss of the entire principal value and accrued interest is reasonably possible but not probable. The Company recorded a provision for the current expected credit loss of $5,244 as of December 31, 2024.

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

The 2021 Plan permits the grant of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock, restricted stock units, and performance awards to employees, directors, or consultants under the 2021 Plan. Under the 2021 ESPP, the Company can grant stock options to employees to purchase shares of Class A common stock at a purchase price which equals 85% of the lower of (i) the fair market value of Class A common stock on the first trading day of the offering period or (ii) the fair market value of Class A common stock on the exercise date. As of December 31, 2024, 572,038 and 596,830 shares were available for grant under the 2021 Plan and 2021 ESPP, respectively.

The following table summarizes stock option activity under the Company's equity compensation plans:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ('000)
			(in years)
Options outstanding as of December 31, 2023	2,198,552	$17.11	5.0
Granted	33,901	$10.17
Exercised	(46,707)	$7.17
Forfeited, canceled, or expired	(207,189)	$21.94
Options outstanding as of December 31, 2024	1,978,557	$16.72	4.5	$2,619
Vested and expected to vest at December 31, 2024	1,978,557	$16.72	4.5	$2,619
Exercisable at December 31, 2024	1,937,993	$16.70	4.4	$2,487

Spire Global, Inc.

Notes to Consolidated Financial Statements

December 31, 2024 and 2023

(In thousands, except shares and per share data, unless otherwise noted)

The aggregate intrinsic value of options exercised was $251 and $1 during the years ended December 31, 2024 and 2023, respectively. The aggregate fair value of options vested was $3,024 and $3,729 during the years ended December 31, 2024 and 2023, respectively. The Company received $335 and $3 in cash proceeds from options exercised during the years ended December 31, 2024 and 2023, respectively. There were 33,901 and 61,446 options granted during the years ended December 31, 2024 and 2023, respectively. The weighted-average grant date fair value of options granted was $5.15 and $2.77 for the years ending December 31, 2024 and 2023, respectively.

The following table summarizes RSU activity under the 2021 Plan:

	Number of RSUs	Weighted Average Grant Date Fair Value per Share
Outstanding as of December 31, 2023	1,847,583	$10.17
RSUs granted	3,403,896	$11.00
RSUs vested	(1,444,087)	$10.74
RSUs forfeited	(1,030,236)	$11.69
Outstanding as of December 31, 2024	2,777,156	$10.32

For RSUs with service-based vesting conditions, the fair value is calculated based upon the Company’s closing stock price on the date of grant, and the stock-based compensation expense is recognized over the applicable grant vesting term, generally three to four years. The aggregate fair value of RSUs vested was $15,526 and $14,294 during the years ended December 31, 2024 and 2023, respectively.

As of December 31, 2024, there was $23,792 of total unrecognized compensation expense related to options and RSUs expected to be recognized over a weighted-average period of 1.89 years.

The following table summarizes the components of total stock-based compensation expense based on roles and responsibilities of the employees within the consolidated statements of operations:

	Year Ended December 31,
	2024	2023
Cost of revenue	$389	$197
Research and development	5,194	3,474
Sales and marketing	3,717	2,707
General and administrative	10,149	6,600
	$19,449	$12,978

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

The fair value of stock options was estimated using the following assumptions at the date of the grant:

	Year Ended December 31,
	2024	2023
Risk-free interest rate	4.3%	4.1%
Expected volatility factor	49.9%	51.8%
Expected option life	5.5 years	5.5 years
Expected dividend yield	—	—

12.
Stockholders’ Equity

In August 2021, the Company’s Board of Directors approved the amended and restated certificate of incorporation which states the Company’s authority to issue 1,000,000,000 shares of Class A and 15,000,000 shares of Class B common stock with a par value of $0.0001 per share. The total number of shares of preferred stock authorized to be issued is 100,000,000 shares, par value $0.0001 per share, and none was outstanding as of December 31, 2024 and 2023.

Spire Global, Inc.

Notes to Consolidated Financial Statements

December 31, 2024 and 2023

(In thousands, except shares and per share data, unless otherwise noted)

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

13.
Income Taxes

Loss before income taxes consisted of the following:

	Year Ended December 31,
	2024	3023
Domestic loss	$(77,658)	$(61,371)
Foreign loss	(25,001)	(16,329)
Loss before income taxes	$(102,659)	$(77,700)

The income tax provision consists of the following:

	Year Ended December 31,
	2024	2023
Current income tax provisions:
Federal	$—	$—
State	66	—
Foreign	41	(176)
Current income tax provision	107	(176)
Deferred income tax expense:
Federal	—	—
State	—	—
Foreign	52	34
Deferred income tax expense	52	34
Total income tax provision (benefit)	$159	$(142)

The following table presents a reconciliation of the federal statutory rate of 21% to effective tax rate:

	Year Ended December 31,
	2024	2023
U.S. federal tax benefit at statutory rate	21.0%	21.0%
State income taxes, net of federal benefit	3.6%	2.6%
Foreign rate differential	(0.1)%	0.4%
Contingent earnout	(0.3)%	0.0%
Stock-based compensation	(3.2)%	(1.4)%
UK R&D expenditure	0.5%	1.0%
GILTI inclusion	(1.5)%	(2.2)%
Outside basis difference in foreign subsidiary	1.8%	0.0%
Deferred tax adjustments	1.5%	(4.7)%
Non-deductible expenses and other	(1.6)%	(0.4)%
Change in valuation allowance, net	(21.9)%	(16.2)%
Effective tax rate	(0.2)%	0.1%

Spire Global, Inc.

Notes to Consolidated Financial Statements

December 31, 2024 and 2023

(In thousands, except shares and per share data, unless otherwise noted)

For fiscal years 2024 and 2023, our effective tax rate differs from the amount computed by applying the statutory federal and state income tax rates to net loss before income tax, primarily as the result of state income taxes, R&D credits, foreign income taxes and changes in our valuation allowance.

The significant components of deferred tax assets (liabilities) are as follows:

	Year Ended December 31,
	2024	2023
Deferred tax assets
Net operating loss carryforward	$103,462	$98,300
Research and development credit carryforward	5,599	4,560
Interest expense limitation carryforward	12,467	5,141
Stock-based compensation	1,971	1,709
Property and equipment	7,493	6,030
Investment in subsidiary	1,732	—
Operating lease liabilities	1,371	1,891
Sec 174 Capitalized R&D	10,700	8,416
Intangibles	239	233
Other accruals	14,321	12,619
Gross deferred tax assets	159,355	138,899
Less: Valuation allowance	(141,877)	(121,009)
Net deferred tax assets	17,478	17,890
Deferred tax liabilities
Intangibles	(11,864)	(13,165)
Operating lease right-of-use assets	(1,263)	(1,785)
Foreign property and equipment and intangibles	(313)	(708)
Other accruals	(4,898)	(3,036)
Gross deferred tax liabilities	(18,338)	(18,694)
Net deferred tax liabilities	$(860)	$(804)

As of December 31, 2024, the Company had accumulated undistributed earnings generated by its foreign subsidiaries of $13,379. The Company continues to assert that all its foreign earnings are to be permanent income reinvested and expects future U.S. cash generation to be sufficient to meet future U.S. cash needs. As such, the Company has not recognized a deferred tax liability related to unremitted foreign earnings.

Realization of the deferred tax assets is dependent upon the generation of future taxable income, if any, the amount and timing of which is uncertain. The Company could not conclude that it was more likely than not that tax benefits from operating losses would be realized and, accordingly, has provided a full valuation allowance against its Spire Global United States, Australia, Germany, Singapore, Luxembourg, exactEarth Canada and UK deferred tax assets. There is no valuation allowance on Spire Global UK. The valuation allowance as of December 31, 2023 was $121,009, which increased to $141,877 as of December 31, 2024. The increase in the valuation allowance of $20,868 is mostly related to current year losses.

At December 31, 2024, the Company had $273,897 of federal net operating losses available to reduce future taxable income, which will begin to expire in 2032. Approximately $191,372 of federal net operating loss included above can be carried forward indefinitely. The Company also had federal research and development tax credit carryforwards of $5,010, which will begin to expire in 2032, and federal interest limitation carryforwards of $48,033 which can be carried forward indefinitely.

At December 31, 2024, the Company had $227,662 of post-apportioned state net operating losses, which can be carried forward for periods that vary from five years to indefinitely. The Company also had state interest limitation carryforwards of $30,698, which can be carried forward indefinitely.

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

Spire Global, Inc.

Notes to Consolidated Financial Statements

December 31, 2024 and 2023

(In thousands, except shares and per share data, unless otherwise noted)

rolling three-year period. The Company has not yet undertaken an analysis of whether the Merger constitutes an “ownership change” for purposes of Internal Revenue Code Section 382 and Section 383. The Company may experience ownership changes in the future as a result of subsequent shifts in its stock ownership.

As of December 31, 2024, the Company had $162,979 of foreign net operating losses available to reduce future taxable income, which will begin to expire in 2030 and can vary from seven years to indefinitely based on each applicable foreign jurisdiction. The Company also had research and development tax credit carryforwards in Canada of $589, which will begin to expire in 2029.

Unrecognized Tax Benefits

The Company does not have any significant uncertain tax positions.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties, if any, as a component of income tax expense on the consolidated statements of operations.

The Company is subject to taxation in the United States, Australia, Canada, Germany, Luxembourg, Singapore, and the United Kingdom. The Company has not been audited by the Internal Revenue Service or any state or foreign tax authority. The Company is subject to audit by the Internal Revenue Service for income tax returns filed since inception due to net operating loss carryforwards. The Company is subject to audit in Singapore and the United Kingdom from tax years 2018 and 2019, respectively, and in Luxembourg from tax year 2020 and in Australia from tax year 2018.

14.
Net Loss per Share

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders:

	Year Ended December 31,
	2024	2023
Numerator:
Net loss	$(102,818)	$(77,558)
Denominator:
Weighted-average shares used in computing basic and diluted net loss per share	24,159,770	19,580,006
Basic and diluted net loss per share	$(4.26)	$(3.96)

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

The Company excluded the following potential shares of Class A common stock, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share for the years ended December 31, 2024 and 2023 because including them would have had an anti-dilutive effect:

	Fiscal Year Ended December 31,
	2024	2023
Stock options and 2021 ESPP	1,986,790	2,212,165
RSUs	2,777,156	1,847,583
Credit Agreement Warrants	1,058,940	1,058,940
	5,822,886	5,118,688

15.
Information on Segment Reporting

The Company operates as one reportable and operating segment, which derives revenue from the sale of subscription-based data, insights, predictive analytics and related project-based services to global customers across a range of industries. All of the segment’s activities are interrelated, and each activity is dependent upon and supportive of the other. Accordingly, all significant operating decisions are based upon analysis of the Company at the consolidated level. The accounting policies of the segment are the same as those described in Note 2.

The Company’s chief operating decision maker ("CODM") who is the Company's chief executive officer, who regularly reviews consolidated net loss as reported on the consolidated statements of operations, along with other financial information presented on a consolidated basis, for purposes of making operating decisions, assessing financial performance and allocating resources. The CODM measures performance and how to allocate resources for the segment primarily based on net loss, revenue growth, and gross margin. The CODM's objective is to make resource allocation decisions that optimize the Company's consolidated financial results by monitoring actual results compared to forecasted results.

The measure of segment assets is reported as total assets on the consolidated balance sheet and total capital expenditures for additions to long-lived assets, which were $26,581 and $17,352, for the years ended December 31, 2024 and 2023, respectively.

The following table includes segment revenue and significant segment expenses:

	Year Ended December 31,
	2024	2023
Revenue	$110,451	$97,612
Less:
Employee expense (a)	79,643	75,531
Equipment and software expenses	32,241	27,449
Depreciation and amortization	21,729	18,229
Interest expense	20,358	19,036
Professional services	17,558	9,907
Facilities expense	10,417	9,445
Change in fair value of contingent liability and warrant liabilities	6,489	1,467
Other operating and marketing expenses	5,767	7,687
Allowance for current credit loss on notes receivable	4,026	1,218
Loss on decommissioned satellites and disposal of assets	4,023	873
Contactor expense	2,602	2,922
Issuance of stock warrants	2,399	—
Other segment items (b)	6,017	1,406
Segment net loss	$(102,818)	$(77,558)

(a) Employee expense included stock-based compensation expense of $19,449 and $12,978 for the years ended December 31, 2024 and 2023, respectively.

(b) Other segment items included in segment net loss includes foreign exchange (loss) gain, equity investment loss, income tax provision (benefit), travel and meals expenses, and interest income.

16.
Subsequent Events

On March 12, 2025, the Company entered into a securities purchase agreement with the purchasers named therein for the private placement (the “2025 Private Placement”) of (i) 4,843,750 shares of Class A common stock at a purchase price of $8.00 per share and (ii) pre-funded warrants (the “Pre-Funded Warrants”) to purchase 156,250 shares of Class A common stock at a purchase price of $7.9999 per Pre-Funded Warrant. The Pre-Funded Warrants have an exercise price of $0.0001 per share of Class A common stock, are exercisable immediately, and will terminate when exercised in full. The aggregate gross proceeds for the 2025 Private Placement were $40,000, before deducting offering expenses. The 2025 Private Placement closed on March 14, 2025.

On March 12, 2025, the Company and Blue Torch entered into the Waiver and Amendment No. 5 to Financing Agreement (the “Fifth Amendment”) to, among other things, (a) waive events of default under the Blue Torch Financing Agreement arising out of the maximum debt to EBITDA leverage ratio being greater than the ratio permitted by the Blue Torch Financing Agreement, the failure to deliver financial projections for the 2025 fiscal year and liquidity being lower than permitted by the Blue Torch Financing Agreement, (b) amend the financial covenants in the Blue Torch Financing Agreement to replace the maximum debt to EBITDA ratio with a minimum EBITDA covenant and provide relief on the recurring revenue leverage ratio set forth in the

Blue Torch Financing Agreement, (c) amend the Blue Torch Financing Agreement to permit the Company to obtain subordinate financing secured by related liens on such junior indebtedness, (d) increase the applicable margin by 2.50% in the form of PIK interest which will be fully earned, paid-in-kind and added to the principal balance of the term loans, and (e) provide for a fifth amendment fee and extension fees. As of March 31, 2025, the Company is still working with Blue Torch to agree on the final minimum EBITDA covenant. The fifth amendment fee is equal to $2,500 which will be paid in kind by adding such fee to the principal amount after which it will bear interest from the date of the Fifth Amendment at the Adjusted Term SOFR for a 3-month interest period plus the applicable margin under the Blue Torch Financing Agreement.

The Fifth Amendment also provides for an extension fee equal to $1,000, but if the Blue Torch Financing Agreement is terminated and all obligations are paid in full prior to April 30, 2025, the extension fee will be waived. If the Blue Torch Financing Agreement is not terminated and all obligations are paid in full on or before April 30, 2025, the extension fee will be added to the principal balance of the term loans on such date, and an additional extension fee in an equal amount will be added to the principal balance of the term loans on each date that is 30 days after April 30, 2025 until the Blue Torch Financing Agreement is terminated and all obligations are paid in full. The Fifth Amendment also requires the Company to engage a liquidity management advisor reasonably satisfactory to Blue Torch no later than March 21, 2025, and the Company did so on March 21, 2025.

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

We performed an evaluation under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2024. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2024 because of the material weaknesses in internal control over financial reporting described below.

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

As a result of the material weaknesses disclosed above, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2024.

This Annual Report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. The effectiveness of the Company’s internal control over financial reporting was not subject to attestation by the Company’s registered public accounting firm as the Company was an emerging growth company, and a non-accelerated filer as of December 31, 2024.

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

We engaged a third-party consulting firm to complete an initial Enterprise Risk Assessment (“ERA”). During fiscal 2023, with the assistance of the consulting firm, we identified key risks for technology-based organizations and interviewed management team members and the Chair of the Audit Committee to discuss key risk areas. We reviewed responses received, compiled a list of identified risks, and developed heat maps to depict the likelihood, impact, and preparedness of the Company to respond to the identified risks. Action and testing plans are being developed to address the risks. During the three months ended June 30, 2024, we began our annual ERA following the same process implemented during fiscal 2023. We have completed our interviews of management team members, identified and discussed the various risks faced by our business, prioritized five key risks that will be management’s focus, and assigned executive leaders to develop a mitigation response for each key risk. As of December 31, 2024, we planned to identify existing controls that mitigate each key risk, implement new internal controls where appropriate, and create and execute plans of action to mitigate the potential impact of the key risks.

Segregation of Duties

During fiscal year 2022, we completed our initial assessment on segregation of duties with assistance from a third-party consulting firm and our analysis across all processes and locations, including establishing appropriate authorities and responsibilities. During 2022, we designed controls over the segregation of duties related to journal entries and account reconciliations, by designing automated controls that prevent the same person from creating and posting journal entries in our general ledger system. With the hiring of additional personnel including a senior financial system manager in late 2022, and an accounts receivable specialist and a senior accountant in 2023, we were able to implement additional controls to segregate the preparation and review of account reconciliations during fiscal year 2023. During the first three months of fiscal year 2024, we hired another senior accountant and have implemented accounting software to automate the segregation between the preparation and review of account reconciliations. Additionally, we have reviewed segregation of duties within our key accounting processes and developed a plan to remediate segregation of duties issues.

We expect to remediate the material weakness after we complete our testing of design, implementation, and operating effectiveness of internal controls.

Non-routine, Unusual or Complex Transactions

Over the course of 2022, we hired key accounting personnel and engaged with third-party technical accounting experts to improve our controls related to the identification of and proper application of GAAP accounting for non-routine, unusual, or complex transactions. Since the Merger that occurred in August 2021, warrant instruments have been accounted for in accordance with our accounting policies based on GAAP. During the fourth quarter of 2022, we trained our accounting team and designed new controls to identify and account for the fair value of the contingent earnout liability, and hired a third-party technical accounting firm to assist with the proper application of GAAP for non-routine, unusual, or complex transactions, including any business combinations that may arise in the future. With the addition of the director of technical accounting in fiscal year 2023 and the addition of a chief accounting officer in fiscal year 2024, we have placed greater reliance on our internal resources to address non-routine, unusual, or complex transactions. For the year ended December 31, 2024, we continued to rely on the expertise of third-party valuation consultants to assist with estimating the fair value of our contingent earnout liability. We will consider engaging third-party accounting consultants for non-routine, unusual or complex transactions in the future to augment our internal resources if the circumstances warrant it.

We have tested the controls designed for non-routine, unusual or complex transactions and are in the process of testing the controls for operating effectiveness. We expect to remediate this material weakness after we have completed our testing of operating effectiveness and finalized our policy for business combinations.

IT General Controls

Management has concluded that the previously reported information technology general controls (“ITGC”) material weakness, as disclosed in Item 9A of the Company’s Form 10-K/A for the year ended December 31, 2023, has been remediated as of December 31, 2024. Over the course of 2022 and continuing through 2024, we have designed and implemented ITGCs, including controls over user access rights and privileges and change management. We also designed and maintained testing and approval controls for program development to ensure that the software is aligned with business and IT requirements. This includes final approval and testing of the software prior to migration to production. During 2024, we completed our testing of ITGCs and found them to be designed and operating effectively. We determined that the material weakness over ITGCs is remediated as of December 31, 2024.

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

Changes in Internal Control over Financial Reporting

There have been no changes (other than those described above) in our internal control over financial reporting during the fiscal quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

During the three months ended December 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement (as defined in the SEC’s rules).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item, including information about our Directors, Executive Officers and Audit Committee and Code of Business Conduct and Ethics, is incorporated by reference to the definitive Proxy Statement for our 2025 Annual Meeting of Stockholders, which will be filed with the SEC, no later than 120 days after December 31, 2024, under the captions “Board of Directors and Corporate Governance,” “Proposal No. 1 – Election of Directors” and “Other Matters.”

Item 11. Executive Compensation

The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2025 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2024, under the captions “Board of Directors and Corporate Governance” and “Executive Compensation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management, and Related Stockholder Matters

The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2025 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2024, under the captions “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management.”

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2025 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2024, under the captions “Board of Directors and Corporate Governance” and “Certain Relationships, Related Party and Other Transactions.”

Item 14. Principal Accounting Fees and Services

The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2025 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2024, under the caption “Proposal No. 2 – Ratification of Appointment of Independent Registered Public Accounting Firm.”

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

		S-4/A	333-256112	Annex A	July 16, 2021
2.2	Arrangement Agreement and Plan of Arrangement, dated as of September 13, 2021, by and among the registrant, exactEarth Ltd. And Spire Global Canada Acquisition Corp., as amended October 15, 2021	10-Q	001-39493	2.1	November 10, 2021
2.3	Share Purchase Agreement, dated November 13, 2024, between Kpler Holding SA and Spire Global, Inc.	8-K	001-39493	2.1	November 13, 2024
3.1	Amended and Restated Certificate of Incorporation, as amended through June 5, 2024.	8-K	001-39493	3.2	June 6, 2024
3.2	Bylaws of Spire Global, Inc.	S-1	333-259733	3.2	September 23, 2021
4.1	Specimen Class A Common Stock Share Certificate	8-K	001-39493	4.1	August 20, 2021
4.2	Form of Blue Torch Warrant to Purchase Common Stock of Spire Global, Inc., dated as of June 13, 2022.	8-K	001-39493	4.1	June 14, 2022
4.3	Form of GPO Warrant to Purchase Common Stock of Spire Global, Inc., dated as of June 13, 2022.	8-K	001-39493	4.2	June 14, 2022
4.4	Form of Amended and Restated Blue Torch Warrant to Purchase Common Stock of Spire Global, Inc., dated as of September 27, 2023	8-K	001-39493	4.1	October 2, 2023
4.5	Form of Blue Torch Warrant to Purchase Common Stock of Spire Global, Inc., dated as of September 27, 2023	8-K	001-39493	4.2	October 2, 2023
4.6	Description of Securities.
10.1	Financing Agreement dated as of June 13, 2022, among Spire Global, Inc., Spire Global Subsidiary, Inc., Austin Satellite Design, LLC, Blue Torch Finance LLC and the lenders party thereto.	8-K	001-39493	10.1	June 14, 2022
10.2	Security Agreement dated as of June 13, 2022, among Spire Global, Inc., Spire Global Subsidiary, Inc., Austin Satellite Design, LLC and Blue Torch Finance LLC.	8-K	001-39493	10.2	June 14, 2022
10.3	Amendment No. 1 to Financing Agreement, dated as of March 21, 2023, among Spire Global, Inc., Spire Global Subsidiary, Inc., Austin Satellite Design, LLC, Blue Torch Finance LLC and the lenders party thereto.	8-K	001-39493	10.1	October 2, 2023
10.4	Waiver and Amendment No. 2 to Financing Agreement, dated as of September 27, 2023, among Spire Global, Inc., Spire Global Subsidiary, Inc., Austin Satellite Design, LLC, Blue Torch Finance LLC and the lenders party thereto	8-K	001-39493	10.2	October 2, 2023
10.5	Amendment No. 3 to Financing Agreement, dated as of April 8, 2024, among Spire Global, Inc., Spire Global Subsidiary, Inc., Austin Satellite Design, LLC, Blue Torch Finance LLC and the lenders party thereto.	10-Q	001-39493	10.4	May 14, 2024
10.6	Waiver and Amendment No. 4 to Financing Agreement, dated as of August 27, 2024, among Spire Global, Inc., Spire Global Subsidiary, Inc., Austin Satellite Design, LLC, Blue Torch Finance LLC and the lenders party thereto.	8-K	001-39493	10.1	August 29, 2024
10.7	Waiver and Amendment No. 5 to Financing Agreement, dated as of March 12, 2025, among Spire Global, Inc., Spire Global Subsidiary, Inc., Austin Satellite Design, LLC, Blue Torch Finance LLC and the lenders party thereto.	8-K	001-39493	10.1	March 13, 2025

10.8	Equity Distribution Agreement, dated September 14, 2022, by and between Spire Global, Inc. and Canaccord Genuity LLC.	8-K	001-39493	10.1	September 14, 2022
10.9	Amendment to the Warrant Agreement, dated December 19, 2022, by and between Company and American Stock Transfer & Trust Company.	8-K	001-39493	10.1	December 19, 2022
10.10

Investor Rights Agreement, dated as of February 28, 2021, by and among the registrant, Six4 Holdings, LLC, Gilman Louie, Henry Crumpton, Jack Pearlstein, Robert Coleman, William Crowell, Peter Platzer, Theresa Condor, William Porteous and Stephen Messer.

		S-4/A	333-256112	Annex I	July 16, 2021
10.11+	Spire Global, Inc. 2021 Equity Incentive Plan, as amended effective June 4, 2024.	8-K	001-39493	10.1	June 6, 2024
10.12+	Spire Global, Inc. 2021 Employee Stock Purchase Plan, conformed to reflect the reverse stock split effective August 31, 2023	8-K	001-39493	10.2	September 7, 2023
10.13+	Offer Letter between Leonardo Basola and Spire Global Subsidiary, Inc., effective as of August 10, 2023	8-K	001-39493	10.1	August 16, 2023
10.14+	Executive Employment Agreement, dated as of November 27, 2023, between Spire Global, Inc. and Leo Basola	8-K	001-39493	10.3	December 1, 2023-
10.15+	Consulting Agreement, effective August 12, 2024, between Thomas Krywe and Spire Global, Inc.	8-K	001-39493	10.2	December 3, 2024
10.16+	Spire Global, Inc. Outside Director Compensation Policy, as amended, effective June 13, 2023.	10-Q	001-39493	10.2	August 9, 2023
10.17+	Spire Global, Inc. Executive Officer Short-Term Incentive Plan.	10-Q	001-39493	10.1	August 9, 2023
10.18+	Managing Director Service Agreement, dated as December 19, 2024, between Peter Platzer and Spire Global Germany GmbH	8-K	001-39493	10.1	December 20, 2024
10.19+	Executive Employment Agreement, dated as of November 27, 2023, between Spire Global, Inc. and Boyd Johnson	10-K	001-39493	10.21	March 6, 2024
10.20+	Employment Contract, dated as of December 19, 2024, between Theresa Condor and Spire Global Germany GmbH	8-K	001-39493	10.2	December 20, 2024
10.21+	Form of Spire Global, Inc. 2024 Commission Plan.
10.22+	Form of Spire Global, Inc. 2024 Salary Adjustment and Annual Performance Bonus.
10.23+	Form of Change in Control and Severance Agreement of Spire Global, Inc.	S-4/A	333-256112	10.18	July 16, 2021
10.24	Contribution Agreement by and between Her Majesty the Queen in Right of Canada and exactEarth Ltd. dated as of October 18, 2018, with Amendment No. 1 dated as of November 22, 2021.	10-K	001-39493	10.15	March 30, 2022
10.25	Contract, dated January 20, 2025, between exactEarth Ltd. and His Majesty the King in right of Canada, as represented by the Minister of Public Works and Government Services, as assigned to Spire Global Canada Subsidiary Corp. on January 21, 2025.	8-K	001-39493	10.1	February 7, 2025
10.26	Employment Contract, effective January 6, 2025, between Celia Pelaz and Spire Global Germany GmbH	8-K	001-39493	10.1	December 3, 2024
10.27	Securities Purchase Agreement, dated as of March 21, 2024, by and among Spire Global, Inc. and the purchasers party thereto.	8-K	001-39493	10.1	March 21, 2024
10.28	Securities Purchase Agreement, dated February 4, 2024, by and among Spire Global, Inc. and Signal Ocean Ltd.	8-K	001-39493	10.1	February 8, 2024
10.29	Securities Purchase Agreement, dated March 12, 2025, by and between the Company and the Purchasers named therein.	8-K	001-39493	10.1	March 17, 2025
10.30	Registration Rights Agreement, dated March 12, 2025, by and between the Company and the Purchasers named therein.	8-K	001-39493	10.2	March 17, 2025
19.1	Insider Trading Policy
21.1	Subsidiaries of Registrant.	10-K	001-39493	21.1	March 6, 2024
23.1	Consent of PricewaterhouseCoopers LLP.
24.1	Power of Attorney (included on signature page).
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Spire Global, Inc. Compensation Recovery Policy	10-K	001-39493	97.1	March 6, 2024
101	The following financial statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, formatted in Inline XBRL: (i)

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

Spire Global, Inc.

Date: March 31, 2025	By:	/s/ Theresa Condor
Theresa Condor
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: March 31, 2025	By:	/s/ Thomas Krywe
Thomas Krywe
Interim Chief Financial Officer
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

Name	Title	Date
/s/ Theresa Condor	President, Chief Executive Officer and Director (Principal Executive Officer)	March 31, 2025
Theresa Condor

/s/ Thomas Krywe	Interim Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2025
Thomas Krywe

/s/ Peter Platzer	Executive Chairman and Director	March 31, 2025
Peter Platzer

/s/ Joan Amble	Director	March 31, 2025
Joan Amble

/s/ Dirk Hoke	Director	March 31, 2025
Dirk Hoke

/s/ Stephen Messer	Director	March 31, 2025
Stephen Messer

/s/ William Porteous	Director	March 31, 2025
William Porteous