Form 10-K/A
period 2024-12-31
Spire Global, Inc.
filed 2025-04-04
CIK 1816017

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

As of April 2, 2025, the registrant had outstanding 30,967,114 shares of Class A common stock and 1,507,325 shares of Class B common stock.

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

EXPLANATORY NOTE

As previously disclosed in the Form 12b-25 filed with the Securities and Exchange Commission (the “SEC”) on April 1, 2025, on March 31, 2025, Spire Global, Inc. (the “Company”) inappropriately filed its Annual Report on Form 10-K for the year ended December 31, 2024 (the “Annual Report”) prior to the completion of the audit by its independent registered public accounting firm, PricewaterhouseCoopers LLP (“PwC”). PwC did not provide approval to include the audit report with respect to the year ended December 31, 2024 in the Annual Report and did not consent to the incorporation by reference of such audit report in certain registration statements. In addition, the version of the audit report included in the Annual Report, which PwC did not sign, omitted a paragraph disclosing substantial doubt about the Company’s ability to continue as a going concern. As a result, the Company is filing this Annual Report on Form 10-K/A for the year ended December 31, 2024 to correct these deficiencies.

No other changes have been made to the Annual Report or to the consolidated financial statements as of and for the years ended December 31, 2024 and 2023, except that Part I, Item IA, “Risk Factors,” and Part II, Item 9A, “Controls and Procedures,” have been updated to include a deficiency in the Company's disclosure controls and procedures; Part II, Item 8, “Financial Statements and Supplementary Data,” includes the authorized PwC audit report; and Part IV, Item 15, “Exhibits and Financial Statement Schedules,” has been updated to incorporate by reference certain exhibits filed with the Annual Report and to include new certifications by our principal executive officer and principal financial officer and the authorized consent of PwC.

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
•
the expectations regarding the effects of existing and developing laws and regulations, including with respect to regulations around satellites, intellectual property law, and privacy and data protection; and
•
global and domestic economic conditions, including currency exchange rate fluctuations, inflation, rising interest rates and geopolitical uncertainty and instability, and their impact on demand and pricing for our offerings in affected markets.

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

As a result of our filing of the Annual Report prior to the completion of PwC’s audit, as further described in the “Explanatory Note” to this Annual Report on Form 10-K/A, we have reevaluated the effectiveness of our disclosure controls and procedures and identified a material weakness in our disclosure controls and procedures. Specifically, subsequent to the filing of the Annual Report, our principal executive officer and principal financial officer concluded that, in addition to the previously disclosed material weaknesses in internal control over financial reporting, our disclosure controls and procedures were not effective as of December 31, 2024 because we did not design and maintain effective policies and procedures related to the communication between the finance and accounting teams regarding the status of the review and approval of documents to be filed with the SEC.

We are taking certain measures to remediate these material weaknesses as described in Part II, Item 9A of this Annual Report on Form 10-K/A, however such material weaknesses had not been remediated as of December 31, 2024.

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

Item 8. Financial Statements and Supplemental Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Spire Global, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Spire Global, Inc. and its subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations, of comprehensive loss, of changes in stockholders’ equity and of cash flows for the years then ended, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has a history of operating losses and negative cash flows from operations since inception that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

April 4, 2025

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

At the time we filed the Annual Report, we performed an evaluation under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2024. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2024 because of the material weaknesses in internal control over financial reporting described below.

We have reevaluated the effectiveness of our disclosure controls and procedures and identified a material weakness in our disclosure controls and procedures. Specifically, subsequent to the filing of the Annual Report, our principal executive officer and principal financial officer concluded that, in addition to the previously disclosed material weaknesses in internal control over financial reporting, our disclosure controls and procedures were not effective as of December 31, 2024 because we did not design and maintain effective policies and procedures related to the communication between the finance and accounting teams regarding the status of the review and approval of documents to be filed with the SEC.

Notwithstanding the material weaknesses described above and in Management's Report on Internal Control over Financial Reporting, our management has concluded that our consolidated financial statements for the periods covered by and included in this Annual Report on Form 10-K/A are prepared in accordance with accounting principles generally accepted in the United States ("GAAP") and fairly present, in all material respects, our financial position, results of operations and cash flows for each of the periods presented herein.

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

		S-4/A	333-256112	Annex A	July 16, 2021
2.2	Arrangement Agreement and Plan of Arrangement, dated as of September 13, 2021, by and among the registrant, exactEarth Ltd. And Spire Global Canada Acquisition Corp., as amended October 15, 2021	10-Q	001-39493	2.1	November 10, 2021
2.3	Share Purchase Agreement, dated November 13, 2024, between Kpler Holding SA and Spire Global, Inc.	8-K	001-39493	2.1	November 13, 2024
3.1	Amended and Restated Certificate of Incorporation, as amended through June 5, 2024.	8-K	001-39493	3.2	June 6, 2024
3.2	Bylaws of Spire Global, Inc.	S-1	333-259733	3.2	September 23, 2021
4.1	Specimen Class A Common Stock Share Certificate	8-K	001-39493	4.1	August 20, 2021
4.2	Form of Blue Torch Warrant to Purchase Common Stock of Spire Global, Inc., dated as of June 13, 2022.	8-K	001-39493	4.1	June 14, 2022
4.3	Form of GPO Warrant to Purchase Common Stock of Spire Global, Inc., dated as of June 13, 2022.	8-K	001-39493	4.2	June 14, 2022
4.4	Form of Amended and Restated Blue Torch Warrant to Purchase Common Stock of Spire Global, Inc., dated as of September 27, 2023	8-K	001-39493	4.1	October 2, 2023
4.5	Form of Blue Torch Warrant to Purchase Common Stock of Spire Global, Inc., dated as of September 27, 2023	8-K	001-39493	4.2	October 2, 2023
4.6	Description of Securities.	10-K	001-39493	4.6	March 31, 2025
10.1	Financing Agreement dated as of June 13, 2022, among Spire Global, Inc., Spire Global Subsidiary, Inc., Austin Satellite Design, LLC, Blue Torch Finance LLC and the lenders party thereto.	8-K	001-39493	10.1	June 14, 2022
10.2	Security Agreement dated as of June 13, 2022, among Spire Global, Inc., Spire Global Subsidiary, Inc., Austin Satellite Design, LLC and Blue Torch Finance LLC.	8-K	001-39493	10.2	June 14, 2022
10.3	Amendment No. 1 to Financing Agreement, dated as of March 21, 2023, among Spire Global, Inc., Spire Global Subsidiary, Inc., Austin Satellite Design, LLC, Blue Torch Finance LLC and the lenders party thereto.	8-K	001-39493	10.1	October 2, 2023
10.4	Waiver and Amendment No. 2 to Financing Agreement, dated as of September 27, 2023, among Spire Global, Inc., Spire Global Subsidiary, Inc., Austin Satellite Design, LLC, Blue Torch Finance LLC and the lenders party thereto	8-K	001-39493	10.2	October 2, 2023
10.5	Amendment No. 3 to Financing Agreement, dated as of April 8, 2024, among Spire Global, Inc., Spire Global Subsidiary, Inc., Austin Satellite Design, LLC, Blue Torch Finance LLC and the lenders party thereto.	10-Q	001-39493	10.4	May 14, 2024
10.6	Waiver and Amendment No. 4 to Financing Agreement, dated as of August 27, 2024, among Spire Global, Inc., Spire Global Subsidiary, Inc., Austin Satellite Design, LLC, Blue Torch Finance LLC and the lenders party thereto.	8-K	001-39493	10.1	August 29, 2024
10.7	Waiver and Amendment No. 5 to Financing Agreement, dated as of March 12, 2025, among Spire Global, Inc., Spire Global Subsidiary, Inc., Austin Satellite Design, LLC, Blue Torch Finance LLC and the lenders party thereto.	8-K	001-39493	10.1	March 13, 2025

10.8	Equity Distribution Agreement, dated September 14, 2022, by and between Spire Global, Inc. and Canaccord Genuity LLC.	8-K	001-39493	10.1	September 14, 2022
10.9	Amendment to the Warrant Agreement, dated December 19, 2022, by and between Company and American Stock Transfer & Trust Company.	8-K	001-39493	10.1	December 19, 2022
10.10

Investor Rights Agreement, dated as of February 28, 2021, by and among the registrant, Six4 Holdings, LLC, Gilman Louie, Henry Crumpton, Jack Pearlstein, Robert Coleman, William Crowell, Peter Platzer, Theresa Condor, William Porteous and Stephen Messer.

		S-4/A	333-256112	Annex I	July 16, 2021
10.11+	Spire Global, Inc. 2021 Equity Incentive Plan, as amended effective June 4, 2024.	8-K	001-39493	10.1	June 6, 2024
10.12+	Spire Global, Inc. 2021 Employee Stock Purchase Plan, conformed to reflect the reverse stock split effective August 31, 2023	8-K	001-39493	10.2	September 7, 2023
10.13+	Offer Letter between Leonardo Basola and Spire Global Subsidiary, Inc., effective as of August 10, 2023	8-K	001-39493	10.1	August 16, 2023
10.14+	Executive Employment Agreement, dated as of November 27, 2023, between Spire Global, Inc. and Leo Basola	8-K	001-39493	10.3	December 1, 2023-
10.15+	Consulting Agreement, effective August 12, 2024, between Thomas Krywe and Spire Global, Inc.	8-K	001-39493	10.2	December 3, 2024
10.16+	Spire Global, Inc. Outside Director Compensation Policy, as amended, effective June 13, 2023.	10-Q	001-39493	10.2	August 9, 2023
10.17+	Spire Global, Inc. Executive Officer Short-Term Incentive Plan.	10-Q	001-39493	10.1	August 9, 2023
10.18+	Managing Director Service Agreement, dated as December 19, 2024, between Peter Platzer and Spire Global Germany GmbH	8-K	001-39493	10.1	December 20, 2024
10.19+	Executive Employment Agreement, dated as of November 27, 2023, between Spire Global, Inc. and Boyd Johnson	10-K	001-39493	10.21	March 6, 2024
10.20+	Employment Contract, dated as of December 19, 2024, between Theresa Condor and Spire Global Germany GmbH	8-K	001-39493	10.2	December 20, 2024
10.21+	Form of Spire Global, Inc. 2024 Commission Plan.	10-K	001-39493	10.21	March 31, 2025
10.22+	Form of Spire Global, Inc. 2024 Salary Adjustment and Annual Performance Bonus.	10-K	001-39493	10.22	March 31, 2025
10.23+	Form of Change in Control and Severance Agreement of Spire Global, Inc.	S-4/A	333-256112	10.18	July 16, 2021
10.24	Contribution Agreement by and between Her Majesty the Queen in Right of Canada and exactEarth Ltd. dated as of October 18, 2018, with Amendment No. 1 dated as of November 22, 2021.	10-K	001-39493	10.15	March 30, 2022
10.25	Contract, dated January 20, 2025, between exactEarth Ltd. and His Majesty the King in right of Canada, as represented by the Minister of Public Works and Government Services, as assigned to Spire Global Canada Subsidiary Corp. on January 21, 2025.	8-K	001-39493	10.1	February 7, 2025
10.26	Employment Contract, effective January 6, 2025, between Celia Pelaz and Spire Global Germany GmbH	8-K	001-39493	10.1	December 3, 2024
10.27	Securities Purchase Agreement, dated as of March 21, 2024, by and among Spire Global, Inc. and the purchasers party thereto.	8-K	001-39493	10.1	March 21, 2024
10.28	Securities Purchase Agreement, dated February 4, 2024, by and among Spire Global, Inc. and Signal Ocean Ltd.	8-K	001-39493	10.1	February 8, 2024
10.29	Securities Purchase Agreement, dated March 12, 2025, by and between the Company and the Purchasers named therein.	8-K	001-39493	10.1	March 17, 2025
10.30	Registration Rights Agreement, dated March 12, 2025, by and between the Company and the Purchasers named therein.	8-K	001-39493	10.2	March 17, 2025
19.1	Insider Trading Policy	10-K	001-39493	19.1	March 31, 2025
21.1	Subsidiaries of Registrant.	10-K	001-39493	21.1	March 6, 2024
23.1	Consent of PricewaterhouseCoopers LLP.
24.1	Power of Attorney (included on signature page).	10-K	001-39493	24.1	March 31, 2025
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Spire Global, Inc. Compensation Recovery Policy	10-K	001-39493	97.1	March 6, 2024
101	The following financial statements from the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2024, formatted in Inline XBRL: (i)

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

Spire Global, Inc.

Date: April 4, 2025	By:	/s/ Theresa Condor
Theresa Condor
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: April 4, 2025	By:	/s/ Thomas Krywe
Thomas Krywe
Interim Chief Financial Officer
(Principal Financial and Accounting Officer)