Form 10-Q
period 2025-03-31
Spire Global, Inc.
filed 2025-05-14
CIK 1816017

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

The registrant had outstanding 31,076,659 shares of Class A common stock and 1,507,325 shares of Class B common stock as of May 9, 2025.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “would,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential,” “seek” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

•
the sufficiency of our working capital in the future;
•
significant political, trade, regulatory developments, and other circumstances beyond our control, including as a result of recently announced tariffs, could have a material adverse effect on our financial condition or results of operations;
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

We caution you that the foregoing list may not contain all of the forward-looking statements made in this Quarterly Report on Form 10-Q. You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations, and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors, including those described in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K/A for the year ended December 31, 2024 and in Part II, Item 1A “Risk Factors” of this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. We cannot assure you that the results, events, and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.

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

PART I—FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

Spire Global, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	March 31,	December 31,
	2025	2024
Assets
Current assets
Cash and cash equivalents	$35,931	$19,206
Accounts receivable, net (including allowance of $245 and $148 as of March 31, 2025 and December 31, 2024, respectively)	10,172	11,926
Contract assets	2,221	785
Other current assets	3,570	3,278
Assets classified as held for sale	56,455	56,963
Total current assets	108,349	92,158
Property and equipment, net	63,166	63,338
Operating lease right-of-use assets	10,903	11,074
Goodwill	14,759	14,735
Other intangible assets	9,801	10,161
Other long-term assets	1,868	2,109
Total assets	$208,846	$193,575
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$7,287	$11,592
Long-term debt, current portion	100,075	93,936
Contract liabilities, current portion	25,523	22,037
Other accrued expenses	21,985	16,361
Liabilities associated with assets classified as held for sale	6,860	7,667
Total current liabilities	161,730	151,593
Contract liabilities, non-current	22,163	23,489
Warrant liability	9,054	13,641
Operating lease liabilities, net of current portion	9,055	9,598
Other long-term liabilities	1,289	6,941
Total liabilities	203,291	205,262
Commitments and contingencies (Note 10)
Stockholders’ equity
Common stock, $0.0001 par value, 1,000,000,000 Class A and 15,000,000 Class B shares authorized, 30,967,114 Class A and 1,507,325 Class B shares issued and outstanding at March 31, 2025; 25,711,165 Class A and 1,507,325 Class B shares issued and outstanding at December 31, 2024	3	3
Additional paid-in capital	576,758	536,184
Accumulated other comprehensive loss	(12,445)	(9,770)
Accumulated deficit	(558,761)	(538,104)
Total stockholders’ equity (deficit)	5,555	(11,687)
Total liabilities and stockholders’ equity	$208,846	$193,575

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Spire Global, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Revenue	$23,876	$34,825
Cost of revenue	15,092	25,596
Gross profit	8,784	9,229
Operating expenses:
Research and development	8,509	6,037
Sales and marketing	4,735	5,118
General and administrative	15,810	9,844
Loss on decommissioned satellites	5,160	178
Allowance for current expected credit loss on notes receivable	—	40
Total operating expenses	34,214	21,217
Loss from operations	(25,430)	(11,988)
Other income (expense):
Interest income	20	454
Interest expense	(5,730)	(5,053)
Change in fair value of contingent earnout liability	1,038	(45)
Change in fair value of warrant liabilities	5,837	(4,202)
Issuance of stock warrants	—	(2,399)
Foreign exchange gain (loss)	3,826	(1,786)
Other expense, net	(224)	(534)
Total other income (expense), net	4,767	(13,565)
Loss before income taxes	(20,663)	(25,553)
Income tax benefit	(6)	(9)
Net loss	$(20,657)	$(25,544)
Basic and diluted net loss per share	$(0.77)	$(1.17)
Weighted-average shares used in computing basic and diluted net loss per share	26,787,097	21,813,045

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Spire Global, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Net loss	$(20,657)	$(25,544)
Other comprehensive loss:
Foreign currency translation adjustments	(2,675)	(1,560)
Net unrealized loss on investments (net of tax)	—	(2)
Comprehensive loss	$(23,332)	$(27,106)

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Spire Global, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(In thousands, except share amounts)

(Unaudited)

	Common Stock		Additional Paid in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance, December 31, 2024	27,218,490	$3	$536,184	$(9,770)	$(538,104)	$(11,687)
Release of Restricted Stock Units and Performance Stock Units	339,059	—	—	—	—	—
Exercise of stock options	73,140	—	640	—	—	640
Stock compensation expense	—	—	3,887	—	—	3,887
Issuance of common stock under the Securities Purchase Agreements, net	4,843,750	—	36,047	—	—	36,047
Net loss	—	—	—	—	(20,657)	(20,657)
Foreign currency translation adjustments	—	—	—	(2,675)	—	(2,675)
Balance, March 31, 2025	32,474,439	$3	$576,758	$(12,445)	$(558,761)	$5,555

	Common Stock		Additional Paid in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance, December 31, 2023	22,604,676	$2	$477,624	$(4,556)	$(435,286)	$37,784
Release of Restricted Stock Units and Performance Stock Units	204,511	—	—	—	—	—
Exercise of stock options	37,536	—	267	—	—	267
Stock compensation expense	—	—	3,628	—	—	3,628
Issuance of common stock under Securities Purchase Agreements, net	2,976,191	1	37,881	—	—	37,882
Net loss	—	—	—	—	(25,544)	(25,544)
Foreign currency translation adjustments	—	—	—	(1,560)	—	(1,560)
Net unrealized loss on investments (net of tax)	—	—	—	(2)	—	(2)
Balance, March 31, 2024	25,822,914	$3	$519,400	$(6,118)	$(460,830)	$52,455

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Spire Global, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities
Net loss	$(20,657)	$(25,544)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,413	6,837
Stock-based compensation	3,887	3,628
Amortization of operating lease right-of-use assets	746	809
Amortization of debt issuance costs	851	900
Change in fair value of warrant liabilities	(5,837)	4,202
Change in fair value of contingent earnout liability	(1,038)	45
Issuance of stock warrants	—	2,399
Loss on decommissioned satellites and disposal of assets	5,160	432
Other, net	778	228
Changes in operating assets and liabilities:
Accounts receivable, net	2,584	(2,564)
Contract assets	(1,619)	(642)
Other current assets	(188)	8,095
Other long-term assets	451	516
Accounts payable	(3,819)	(1,508)
Accrued wages and benefits	663	343
Contract liabilities	1,958	(7,157)
Other accrued expenses	3,825	1,003
Operating lease liabilities	(579)	(872)
Other long-term liabilities	(8)	—
Net cash used in operating activities	(8,429)	(8,850)
Cash flows from investing activities
Purchases of short-term investments	—	(10,920)
Maturities of short-term investments	—	10,800
Purchase of property and equipment	(8,901)	(7,059)
Net cash used in investing activities	(8,901)	(7,179)
Cash flows from financing activities
Proceeds from Securities Purchase Agreements, net	37,297	37,881
Proceeds from exercise of stock options	640	267
Net cash provided by financing activities	37,937	38,148
Effect of foreign currency translation on cash, cash equivalents and restricted cash	(3,828)	465
Net increase in cash, cash equivalents and restricted cash	16,779	22,584
Cash, cash equivalents and restricted cash
Beginning balance	19,684	29,633
Ending balance	$36,463	$52,217
Supplemental disclosure of cash flow information
Cash paid for interest	$3,862	$3,983
Income taxes paid	$—	$15
Noncash operating, investing and financing activities
Property and equipment purchased but not yet paid	$964	$2,135
Right-of-use assets obtained in exchange for lease liabilities	$378	$353

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Spire Global, Inc.

Notes to Condensed Consolidated Financial Statements

(In thousands, except shares and per share data, unless otherwise noted)

(Unaudited)

1.
Nature of Business

Spire Global, Inc. (“Spire” or the “Company”), founded in August 2012, is a global provider of space-based data and analytics that offers its customers unique datasets and insights about earth from space. The Company collects this space-based data through its proprietary constellation of multi-purpose nanosatellites. The Company designs, manufacturers, integrates, and operates its own satellites and ground stations to deliver unique end-to-end comprehensive solutions. The Company offers the following three data solutions to customers: Maritime, Aviation, and Weather and Climate. As a fourth solution, the Company is providing “space-as-a-service” through its Space Services solution.

The Company is headquartered in Vienna, Virginia and has wholly owned operating subsidiaries in the United States, United Kingdom, Luxembourg, Singapore, Australia, Germany, and Canada.

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

On September 14, 2022, the Company entered into an Equity Distribution Agreement (the “Equity Distribution Agreement”) with Canaccord Genuity LLC, as sales agent (the “Agent”). In accordance with the terms of the Equity Distribution Agreement, the Company may offer and sell its Class A common stock, having an aggregate offering price of up to $85,000 from time to time through the Agent pursuant to a registration statement on Form S-3, which became effective on September 26, 2022. Under the Equity Distribution Agreement, the Company sold 2,166,389 shares of its Class A common stock as of March 31, 2025 and no shares during the three months ended March 31, 2025 and 2024. Because of the late filings of the Company’s Quarterly Reports on Form 10-Q for the quarters ended June 30, 2024 and September 30, 2024, the Company is unable to make sales pursuant to the Equity Distribution Agreement until the Company regains its eligibility to use Form S-3.

On February 4, 2024, the Company and Signal Ocean Ltd (“Signal Ocean”) entered into a securities purchase agreement for the issuance and sale of 833,333 shares of the Company’s Class A common stock to Signal Ocean at a price of $12.00 per share (the “2024 Private Placement”). The 2024 Private Placement closed on February 8, 2024, resulting in net proceeds to the Company of $9,825, after deducting offering expenses.

On March 21, 2024, the Company entered into a Securities Purchase Agreement (the “2024 Securities Purchase Agreement”) with institutional investors (the “Investors”), pursuant to which the Company issued and sold in a registered direct offering (the “Offering”), (i) an aggregate of 2,142,858 shares of Class A common stock and (ii) warrants exercisable for an aggregate of 2,142,858 shares of Class A common stock (“Securities Purchase Agreement Warrants”) to the Investors. Each share of Class A common stock and accompanying Securities Purchase Agreement Warrant to purchase one share of Class A common stock was sold at an offering price of $14.00. The aggregate net proceeds to the Company from the Offering totaled $28,056, after deducting offering expenses. The Securities Purchase Agreement Warrants had an exercise price equal to $14.50 per share of Class A common stock, were exercisable for a term beginning on March 25, 2024, and expired on July 3, 2024, with no warrants exercised.

On March 21, 2024, the Company entered into a placement agency agreement with Alliance Global Partners (“A.G.P” or the “Placement Agent”), pursuant to which the Company engaged A.G.P as the exclusive placement agent in connection with the Offering. The Company paid A.G.P a cash fee equal to 6% of the gross proceeds from the sale of shares and Securities Purchase Agreement Warrants to the Investors, or $1,800, in March 2024. The Company agreed to pay a cash fee equal to 4% of the gross exercise price paid in cash with respect to the exercise of the Securities Purchase Agreement Warrants, which are now expired.

On November 13, 2024, the Company entered into a Share Purchase Agreement (the “Purchase Agreement”) with Kpler Holding SA, a Belgian corporation (“Buyer”), pursuant to which the Company agreed to sell its maritime business to Buyer and enter into certain ancillary agreements (the “Transactions”). The maritime business sold pursuant to the Transactions did not include any part of the Company’s satellite network or operations. On April 25, 2025, the Company completed the sale of its

Spire Global, Inc.

Notes to Condensed Consolidated Financial Statements

(In thousands, except shares and per share data, unless otherwise noted)

(Unaudited)

maritime business to Buyer for approximately $233,500, before adjustments. On April 25, 2025, the Company and L3Harris Technologies, Inc. (“L3Harris”), entered into the Confidential Settlement Agreement and Mutual Release (the “Settlement Agreement”) (as defined in Note 14) among the Company, exactEarth Ltd. (“exactEarth”) and L3Harris, pursuant to which, upon the closing of the Transactions, Buyer paid L3Harris $17,000 for full and complete resolution and release of all disputes asserted in connection with the A&R L3Harris Agreement between the Company and L3Harris. The Company and Buyer further agreed that the Company would contribute $7,000 of the Settlement in the form of a reduction to the cash paid by Buyer to the Company at the closing of the Transactions. Refer to Note 2, Summary of Significant Accounting Policies, and Note 14, Subsequent Events, for a detailed discussion.

On March 12, 2025, the Company entered into a Securities Purchase Agreement (the “2025 Securities Purchase Agreement”) with the purchasers named therein for the private placement (the “2025 Private Placement”) of (i) 4,843,750 shares of Class A common stock at a purchase price of $8.00 per share and (ii) pre-funded warrants (the “Pre-Funded Warrants”) to purchase 156,250 shares of Class A common stock at a purchase price of $7.9999 per Pre-Funded Warrant. The Pre-Funded Warrants have an exercise price of $0.0001 per share of Class A common stock, are exercisable immediately, and will terminate when exercised in full. The aggregate net proceeds for the 2025 Private Placement were $37,297, after deducting offering expenses. The 2025 Private Placement closed on March 14, 2025.

2.
Summary of Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements and accompanying notes are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and regulations of the U.S. Securities and Exchange Commission (the “SEC”) for interim financial reporting.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to rules and regulations applicable to interim financial reporting. The unaudited condensed consolidated financial statements were prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, contain all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of its financial position, results of operations and cash flows for the periods indicated. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included within the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2024.

The information as of December 31, 2024, included on the condensed consolidated balance sheets was derived from the Company’s audited consolidated financial statements. All intercompany accounts and transactions have been eliminated in consolidation.

Results of operations for the three months ended March 31, 2025, are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2025.

Reclassifications

Certain prior periods amounts have been reclassified to conform with the current period's presentation. These reclassifications had no impact on previously reported net loss.

Liquidity Risks and Uncertainties

The Company has a history of operating losses and negative cash flows from operations since inception. During the three months ended March 31, 2025, net loss was $20,657, cash used in operations was $8,429 and the Company received net proceeds of $37,297, after deducting offering expenses, from the 2025 Private Placement. The Company held cash and cash equivalents of $35,931, excluding restricted cash of $532, as of March 31, 2025.

Spire Global, Inc.

Notes to Condensed Consolidated Financial Statements

(In thousands, except shares and per share data, unless otherwise noted)

(Unaudited)

On November 13, 2024, the Company entered into the Purchase Agreement with Buyer, pursuant to which the Company agreed to complete the Transactions. The maritime business sold pursuant to the Transactions did not include any part of the Company’s satellite network or operations. The purchase price agreed to be paid by Buyer to the Company at the closing of the Transactions was a cash payment based upon an enterprise value of $233,500, subject to certain adjustments. The Transactions also included a twelve-month transition service and data provision agreement for $7,500.

On March 12, 2025, the Company entered into the 2025 Securities Purchase Agreement with the purchasers named therein for the 2025 Private Placement of (i) 4,843,750 shares of Class A common stock at a purchase price of $8.00 per share and (ii) Pre-Funded Warrants to purchase 156,250 shares of Class A common stock at a purchase price of $7.9999 per Pre-Funded Warrant. The Pre-Funded Warrants have an exercise price of $0.0001 per share of Class A common stock, are exercisable immediately, and will terminate when exercised in full. The aggregate net proceeds for the 2025 Private Placement were $37,297, after deducting offering expenses. The 2025 Private Placement closed on March 14, 2025.

On April 25, 2025, the Company completed the sale of its maritime business to Buyer for approximately $233,500, before adjustments. On April 25, 2025, the Company and L3Harris, entered into the Settlement Agreement among the Company, exactEarth and L3Harris, pursuant to which, upon the closing of the Transactions, Buyer paid L3Harris $17,000 for full and complete resolution and release of all disputes asserted in connection with the A&R L3Harris Agreement between the Company and L3Harris. The Company and Buyer further agreed that the Company would contribute $7,000 of the Settlement in the form of a reduction to the cash paid by Buyer to the Company at the closing of the Transactions.

On April 25, 2025, the Company repaid with a portion of the proceeds of the Transactions all obligations and all amounts borrowed, and all obligations have terminated, under the Blue Torch Financing Agreement (as defined below) and SIF (as defined below) loan agreement. Following the closing of the Transactions, the Company believes that it will have sufficient working capital to operate for a period of at least one year from the issuance of the March 31, 2025 condensed consolidated financial statements based on the Company’s current cash and cash equivalents balance of $35,931 and expected future financial results.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the dates of the condensed consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Management’s significant estimates include assumptions for revenue recognition, which requires estimates of total costs used in measuring the progress of completion for the cost-based input method, allowance for current expected credit losses, realizability of deferred income tax assets, and fair value of equity awards, contingent earnout liabilities, and warrant liabilities. Actual results could differ from those estimates.

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

The following table shows components of cash, cash equivalents, and restricted cash reported on the condensed consolidated balance sheets and in the condensed consolidated statements of cash flows as of the dates indicated:

	March 31,	December 31,
	2025	2024
Cash and cash equivalents	$35,931	$19,206
Restricted cash included in other long-term assets	532	478
	$36,463	$19,684

Spire Global, Inc.

Notes to Condensed Consolidated Financial Statements

(In thousands, except shares and per share data, unless otherwise noted)

(Unaudited)

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash, cash equivalents and restricted cash, notes receivable, and accounts receivable. The Company typically has cash accounts in excess of Federal Deposit Insurance Corporation insurance coverage limits. The Company has a $4,500 note receivable and a $744 accrued interest balance outstanding relating to one customer and the Company has an allowance for current expected credit loss on the note receivable and accrued interest balance for the full amount as of each of March 31, 2025 and December 31, 2024 (Note 10).

The Company has a concentration of contractual revenue arrangements with various government agencies.

The following customers represented 10% or more of the Company’s total revenue for each of the following periods:

	Three Months Ended March 31,
Revenue:	2025	2024
Customer A (1)	15%	17%
Customer B	*	28%
Customer C	10%	*

Accounts Receivable:	March 31, 2025	December 31, 2024
Customer C	*	13%
Customer D	*	13%
Customer E	14%	*
Customer F	13%	*

* Revenue from customer was less than 10% of total revenue during the applicable period or accounts receivable from customer were less than 10% of total accounts receivable during the applicable period.

(1) Consists of multiple U.S. government agencies, of which no government agency represented greater than 10% of total revenue for the three months ended March 31, 2025 and one government agency represented greater than 10% of total revenue for the three months ended March 31, 2024.

Related Parties

In conjunction with the Company’s acquisition of exactEarth (the “Acquisition”) in November 2021, Myriota Pty Ltd (“Myriota”), an existing Spire customer, became a related party as a result of exactEarth’s approximately 13% ownership of Myriota at the time of acquisition. As of March 31, 2025, the Company had 7.9% ownership of Myriota. The investment in Myriota of $622 and $858 was included in other long-term assets, including restricted cash on the condensed consolidated balance sheets as of March 31, 2025, and December 31, 2024, respectively. The Company accounts for this investment using the equity method of accounting due to its representation on Myriota’s board of directors. The Company’s share of earnings or losses on the investment is recorded on a one month lag, due to the timing of receiving financial statements from Myriota, as a component of other expense, net in the condensed consolidated statements of operations. The Company generated $72 in revenue from Myriota for the three months ended March 31, 2025, and had no accounts receivable, from Myriota, as of March 31, 2025. The Company generated $217 in revenue from Myriota for the three months ended March 31, 2024, and had $52 of accounts receivable from Myriota as of December 31, 2024.

Accounting Pronouncements Not Yet Adopted

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures, which includes amendments that further enhance income tax disclosures, primarily through standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. The guidance is effective for annual reporting periods beginning after December 15, 2024, with early adoption permitted, and should be applied prospectively or retrospectively. The Company is currently evaluating the impact that the adoption of ASU 2023-09 will have on its consolidated financial statements and disclosures.

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

3.
Revenue, Contract Assets, Contract Liabilities and Remaining Performance Obligations

Disaggregation of Revenue

Revenue from subscription-based contracts was $19,510, or 82% of total revenue, for the three months ended March 31, 2025, and was $18,166, or 52% of total revenue, for the three months ended March 31, 2024. Revenue from non-subscription-based contracts was $4,366, or 18% of total revenue, for the three months ended March 31, 2025, and was $16,659, or 48% of total revenue, for the three months ended March 31, 2024.

The following revenue disaggregated by geography, derived from billing addresses, was recognized:

	Three Months Ended March 31, 2025		Three Months Ended March 31, 2024
Americas (1)	$13,580	57%	$22,680	65%
EMEA(2)	8,217	34%	9,959	29%
Asia Pacific	2,079	9%	2,186	6%
Total	$23,876	100%	$34,825	100%

(1)
U.S. represented 50% and 34% of total revenue for the three months ended March 31, 2025, and 2024, respectively. Canada represented 30% of total revenue for the three months ended March 31, 2024.
(2)
United Kingdom represented 14% of total revenue for the three months ended March 31, 2025.

Contract Assets

As of March 31, 2025, contract assets were $2,221, which was reported in contract assets on the Company’s condensed consolidated balance sheets. As of December 31, 2024, contract assets of $785 were reported in contract assets on the Company’s condensed consolidated balance sheets.

Changes in contract assets for the three months ended March 31, 2025 and 2024 were as follows:

	2025	2024
Balance as of January 1	$785	$4,917
Contract assets recorded during the period	2,126	4,696
Reclassified to accounts receivable	(710)	(4,399)
Other	20	(29)
Balance as of March 31	$2,221	$5,185

Contract Liabilities

As of March 31, 2025, contract liabilities were $47,686, of which $25,523 was reported in contract liabilities, current portion, and $22,163 was reported in other long-term liabilities on the Company’s condensed consolidated balance sheets. As of

Spire Global, Inc.

Notes to Condensed Consolidated Financial Statements

(In thousands, except shares and per share data, unless otherwise noted)

(Unaudited)

December 31, 2024, contract liabilities were $45,526, of which $22,037 was reported in contract liabilities, current portion, and $23,489 was reported in other long-term liabilities on the Company’s condensed consolidated balance sheets.

Changes in contract liabilities for the three months ended March 31, 2025 and 2024 were as follows:

	2025	2024
Balance as of January 1	$45,526	$49,101
Contract liabilities recorded during the period	11,635	13,004
Revenue recognized during the period	(9,908)	(20,317)
Other	433	(299)
Balance as of March 31	$47,686	$41,489

Remaining Performance Obligations

The Company has performance obligations associated with commitments in customer contracts for future services that have not yet been recognized as revenue. These commitments for future services exclude (i) contracts with an original term of one year or less, and (ii) cancellable contracts. As of March 31, 2025, the amount not yet recognized as revenue from these commitments was $252,511.

The Company expects to recognize its remaining performance obligations as of March 31, 2025, over the following periods:

	March 31, 2025
1 to 12 months	$83,506	33%
13 to 24 months	65,320	26%
25 to 36 months	41,726	17%
37 to 48 months	23,981	9%
Remaining	37,978	15%
Total	$252,511	100%

4.
Balance Sheet Components

Other current assets consisted of the following:

	March 31,	December 31,
	2025	2024
Technology and other prepaid contracts	$1,068	$838
Other receivables	1,098	648
Prepaid insurance	693	1,076
Deferred contract costs	304	297
Other	407	419
Other current assets	$3,570	$3,278

Spire Global, Inc.

Notes to Condensed Consolidated Financial Statements

(In thousands, except shares and per share data, unless otherwise noted)

(Unaudited)

Property and equipment, net consisted of the following:

	March 31,	December 31,
	2025	2024
Satellites in-service	$19,762	$32,768
Internally developed software	1,760	1,760
Ground stations in-service	4,981	4,978
Leasehold improvements	5,882	5,707
Machinery and equipment	5,982	5,479
Computer equipment	1,435	1,327
Computer software and website development	99	99
Furniture and fixtures	1,365	1,335
	41,266	53,453
Less: Accumulated depreciation and amortization	(17,962)	(25,748)
	23,304	27,705
Satellite, launch, and ground station work in progress	31,663	27,624
Finished satellites not yet placed in-service	8,199	8,009
Property and equipment, net	$63,166	$63,338

Depreciation and amortization expense related to property and equipment was $4,038 and $5,957 for the three months ended March 31, 2025 and 2024, respectively.

The Company recorded losses of $5,160 and $178 on decommissioned satellites for the three months ended March 31, 2025 and 2024, respectively. The loss on decommissioned satellites was due to the Company’s decision to stop supporting three underperforming satellites. The satellites were written off at their net book value, as no recoverable value was expected upon disposal.

Other accrued expenses consisted of the following:

	March 31,	December 31,
	2025	2024
Operating lease liabilities, current	$3,844	$3,260
Professional services	4,123	2,622
Accrued operating costs	3,719	1,829
Accrued wages and benefits	3,282	3,335
Accrued interest	1,928	1,709
Legal matters	1,552	1,479
Software	964	792
Corporate and sales tax	432	120
Other	2,141	1,215
Other accrued expenses	$21,985	$16,361

5.
Goodwill and Intangible Assets

The following table summarizes changes in goodwill balance:

Balance at December 31, 2024	$14,735
Impact of foreign currency translation	24
Balance at March 31, 2025	$14,759

Spire Global, Inc.

Notes to Condensed Consolidated Financial Statements

(In thousands, except shares and per share data, unless otherwise noted)

(Unaudited)

Other intangible assets consisted of the following:

	March 31, 2025
	Gross Carrying Amount	Accumulated Amortization
Developed technology	$12,290	$(3,414)
Trade names	2,083	(1,388)
Patents	393	(353)
FCC licenses	480	(290)
	$15,246	$(5,445)

	December 31, 2024
	Gross Carrying Amount	Accumulated Amortization
Developed technology	12,270	(3,153)
Trade names	2,080	(1,282)
Patents	393	(345)
FCC licenses	480	(282)
	$15,223	$(5,062)

As of March 31, 2025, the weighted-average amortization period for developed technology was 8.7 years, for trade names was 1.7 years, and for patents and FCC licenses was 5.5 years. Amortization expense related to intangible assets was $375 and $880 for the three months ended March 31, 2025 and 2024, respectively. No impairment charges were recognized for either of the three months ended March 31, 2025 or 2024.

As of March 31, 2025, the expected future amortization expense of intangible assets is as follows:

Fiscal year ending March 31,	Future Amortization Expense
Remainder of 2025	$1,120
2026	1,454
2027	1,063
2028	1,059
2029	1,057
Thereafter	4,048
$9,801

Spire Global, Inc.

Notes to Condensed Consolidated Financial Statements

(In thousands, except shares and per share data, unless otherwise noted)

(Unaudited)

6.
Assets Held for Sale

On November 13, 2024, the Company entered into the Purchase Agreement to sell its maritime business to Buyer for $233,500 subject to certain adjustments.

The following table summarizes the carrying values of the assets and liabilities classified as held for sale in the Company’s condensed consolidated balance sheets as of March 31, 2025:

	March 31, 2025	December 31, 2024
Assets:
Accounts receivable, net	$1,958	$2,591
Contract assets	1,132	927
Other current assets	956	1,002
Property and equipment, net	138	106
Goodwill	32,465	32,412
Customer relationships, net	16,307	16,281
Other non-current assets	3,499	3,644
Total assets classified as held for sale	$56,455	$56,963

Liabilities:
Accounts payable	$43	$787
Accrued wages and benefits	170	402
Other accrued expenses	856	1,014
Contract liabilities, current portion	5,694	5,444
Contract liabilities, non-current	97	20
Total liabilities associated with assets classified as held for sale	$6,860	$7,667
Net assets held for sale	$49,595	$49,296

The Company’s satellite and ground station networks, including operations, and maritime contracts associated with the U.S. federal government are not included in the held for sale amounts presented above. On April 25, 2025, the Company completed the sale of its maritime business to Buyer for approximately $233,500, before adjustments. On April 25, 2025, the Company and L3Harris, entered into the Settlement Agreement among the Company, exactEarth and L3Harris, pursuant to which, upon the closing of the Transactions, Buyer paid L3Harris $17,000 for full and complete resolution and release of all disputes asserted in connection with the A&R L3Harris Agreement between the Company and L3Harris. The Company and Buyer further agreed that the Company would contribute $7,000 of the Settlement in the form of a reduction to the cash paid by Buyer to the Company at the closing of the Transactions.

7.
Long-Term Debt

Long-term debt consisted of the following:

	March 31,	December 31,
	2025	2024
Blue Torch term loan	$99,109	$98,446
Other	4,626	4,618
Total long-term debt	103,735	103,064
Less: Debt issuance costs	(3,660)	(4,510)
Less: Current portion of long-term debt	(100,075)	(93,936)
Non-current portion of long-term debt	$—	$4,618

The Company recorded interest expense, including amortization of deferred issuance costs from long-term debt of 5,727 and $5,053 for the three months ended March 31, 2025 and 2024, respectively.

Spire Global, Inc.

Notes to Condensed Consolidated Financial Statements

(In thousands, except shares and per share data, unless otherwise noted)

(Unaudited)

As of March 31, 2025, the scheduled principal payments of long-term debt was as follows:

Fiscal year ending December 31,	Future Principal Payments
Remainder of 2025	$103,735
2026	—
2027	—
2028	—
2029	—
Thereafter	—
Total debt payments	$103,735

Blue Torch Credit Agreement

On June 13, 2022, the Company, as borrower, and Spire Global Subsidiary, Inc. and Austin Satellite Design, LLC, as guarantors, entered into a financing agreement (the “Blue Torch Financing Agreement”) with Blue Torch Finance LLC, a Delaware limited liability company (“Blue Torch”), as administrative agent and collateral agent, and certain lenders (the “Lenders”). The Blue Torch Financing Agreement provided for, among other things, a term loan facility in an aggregate principal amount of up to $120,000 (the “Blue Torch Credit Facility”). A portion of the proceeds of the term loan was used to repay the Company’s then-existing $70,000 credit facility with FP Credit Partners, L.P., and the remainder of the proceeds of the term loan may be used for general corporate purposes.

The $120,000 term loan was available and drawn at closing, of which $19,735 was placed in an escrow account by Blue Torch with such amount released upon the Company achieving certain metrics related to annualized recurring revenue and a total annualized recurring revenue leverage ratio. These metrics were achieved and the $19,735 was released from the escrow account and delivered to the Company in February 2023. The term loan accrued interest at a floating rate based, at the Company’s election, on either a reference rate or a 3-month Term Secured Overnight Financing Rate (“SOFR”) (subject to a 1.0% floor), plus an interest rate margin of 7.0% for reference rate borrowings and 8.0% for 3-month Term SOFR borrowings, plus an incremental Term SOFR margin of 0.26161%. The Company elected the Term SOFR rate which was 15.0604% as of March 31, 2025. Principal on the term loan was only payable at maturity and interest on the term loan was due and payable quarterly for Term SOFR borrowings. The Company was also required to pay other customary fees and costs in connection with the Blue Torch Credit Facility, including a commitment fee in an amount equal to $2,400 on the closing date, a $250 agency fee annually and an exit fee of $1,800 upon termination of the Blue Torch Financing Agreement.

On June 13, 2022, in connection with the Blue Torch Financing Agreement, the Company issued warrants to Blue Torch, which were exercisable for an aggregate of 437,024 shares of the Company’s Class A common stock with a per share exercise price of $16.08 (the “2022 Blue Torch Warrants”). In addition, in connection with the closing of the financing, the Company paid Urgent Capital LLC, a Delaware limited liability company, in the amount equal to $600 in cash and a warrant to purchase 24,834 shares of the Company’s Class A common stock with a per share exercise price of $16.08 (the “Urgent Warrants”).

On September 27, 2023, the Company entered into the Waiver and Amendment No. 2 to Financing Agreement (the “Waiver and Amendment”) with Blue Torch and the Lenders, which amended the Blue Torch Financing Agreement to (a) waive an event of default under the Blue Torch Financing Agreement arising out of the total annualized recurring revenue leverage ratio being greater than the permitted ratio, (b) amend the financial covenants to provide covenant relief from the maximum debt to annualized recurring revenue leverage ratio and the maximum debt to EBITDA leverage ratio set forth in the Blue Torch Financing Agreement for future periods, and (c) provide for a second amendment exit fee. The second amendment exit fee was $1,800 (which was an amount equal to one and a half percent (1.50%) of the aggregate outstanding principal balance of the term loans on the effective date of the Waiver and Amendment), bore interest from the date of the Waiver and Amendment at the Adjusted Term SOFR for a 3-month interest period plus the applicable margin under the Financing Agreement, and was payable to Blue Torch by the Company in cash upon the termination of the Blue Torch Financing Agreement, either as a result of acceleration of the loans or at the final maturity date. The Waiver and Amendment required a repayment by the Company of $2,500 of the outstanding principal balance of the term loans and a prepayment premium of $50, which were paid on October 2, 2023. The Waiver and Amendment also required additional reporting if the Company’s liquidity level was less than $35,000 at any time during a month and revised the minimum liquidity covenant to require liquidity of at least $30,000 at all times,

Spire Global, Inc.

Notes to Condensed Consolidated Financial Statements

(In thousands, except shares and per share data, unless otherwise noted)

(Unaudited)

commencing on September 30, 2023, which in both cases represented a $5,000 incremental change from the original requirements.

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

As the Credit Agreement Warrants meet the definition of a derivative, the Company recorded these warrants as liabilities on the condensed consolidated balance sheets at fair value (Note 9) based on the Black-Scholes model as of June 13, 2022, and September 27, 2023, with inputs that include the Company’s Class A common stock price in an actively traded market, making this fair value classified as a Level 2 financial instrument. The other significant assumptions used in the model are the exercise price, expected term, volatility, interest rate, and dividend yield. Subsequent changes in their respective fair values are recognized in the condensed consolidated statements of operations at each reporting date. Changes in the fair value of the warrant liabilities will continue to be recognized until the warrants are exercised, expire, or qualify for equity classification.

The Credit Agreement Warrants may be exercised on a cashless basis. The Credit Agreement Warrants are exercisable for a term beginning on the date of issuance and ending on the earlier to occur of ten years from the date of issuance or the consummation of certain of the Company’s acquisitions as set forth in the Credit Agreement Warrants. The number of shares for which the Credit Agreement Warrants are exercisable and the associated exercise price are subject to certain proportional adjustments as set forth in the Credit Agreement Warrants.

On April 8, 2024, the Company entered into Amendment No. 3 to Financing Agreement (the “Third Amendment”) with Blue Torch and the Lenders, which amended the Blue Torch Financing Agreement to (i) increase the maximum debt to EBITDA leverage ratio for the monthly periods ending June 30, 2024, July 31, 2024, and August 31, 2024, and to decrease the maximum permitted ratio thereafter, and (ii) amend the minimum liquidity covenant to require liquidity of at least $20,000 at all times, commencing on April 8, 2024, which represented a $10,000 decrease from the requirement in effect immediately prior to the effective date of the Third Amendment. On April 8, 2024, in accordance with the terms of the Third Amendment, the Company made a prepayment to Blue Torch of $10,000 in principal, plus an early termination fee of $200.

On August 27, 2024, the Company entered into Waiver and Amendment No. 4 to Financing Agreement (the “Fourth Amendment”) with Blue Torch and the Lenders, which amended the Blue Torch Financing Agreement to (i) waive events of default under the Blue Torch Financing Agreement arising out of the maximum debt to EBITDA leverage ratio being greater than the ratio permitted by the Blue Torch Financing Agreement and the failure to deliver the financial statements for the fiscal quarter ended June 30, 2024 required by the Blue Torch Financing Agreement, (ii) amend the financial covenants in the Blue Torch Financing Agreement to provide immediate covenant relief from the leverage ratios set forth in the Blue Torch Financing Agreement and extend the duration of the annualized recurring revenue (ARR) leverage ratio through December 31, 2024, and (iii) provide for a fourth amendment fee. The fourth amendment fee was in an amount equal to three and a half percent (3.50%) of the aggregate outstanding principal balance of the term loans on the effective date of the Fourth Amendment, bore interest from the date of the Fourth Amendment at Adjusted Term SOFR for a 3-month interest period plus the applicable margin under the Blue Torch Financing Agreement, and was paid-in-kind and added to the principal balance of the term loans. On August 27, 2024, in accordance with the terms of the Fourth Amendment, the Company made a prepayment to Blue Torch of $10,000 in principal, plus an early termination fee of $100.

On November 11, 2024, the Company and Blue Torch entered into a forbearance agreement (the “Forbearance Agreement”), pursuant to which each of the lenders party to the Blue Torch Financing Agreement agreed not to exercise their default-related

Spire Global, Inc.

Notes to Condensed Consolidated Financial Statements

(In thousands, except shares and per share data, unless otherwise noted)

(Unaudited)

rights and remedies with respect to certain events of default related to the failure to deliver quarterly financial information as of and for the period ended June 30, 2024 that was required to be provided to the lenders by October 31, 2024, the leverage ratio being greater than required as of June 30, 2024 and our anticipated failure to file the financial statements for the fiscal quarter ended September 30, 2024 with the SEC by November 15, 2024 (collectively, the “Specified Defaults”), until the earliest to occur of (A) any other event of default other than the Specified Defaults, (B) the date on which Blue Torch delivered a notice terminating the forbearance period, which notice could have been delivered at any time upon or after the occurrence of an additional event of default or any breach of the Forbearance Agreement or (C) 11:59 p.m. Eastern Time on December 24, 2024.

On March 12, 2025, the Company and Blue Torch entered into the Waiver and Amendment No. 5 to Financing Agreement (the “Fifth Amendment”) to, among other things, (a) waive events of default under the Blue Torch Financing Agreement arising out of the maximum debt to EBITDA leverage ratio being greater than the ratio permitted by the Blue Torch Financing Agreement, the failure to deliver financial projections for the 2025 fiscal year and liquidity being lower than permitted by the Blue Torch Financing Agreement, (b) amend the financial covenants in the Blue Torch Financing Agreement to replace the maximum debt to EBITDA ratio with a minimum EBITDA covenant and provide relief on the recurring revenue leverage ratio set forth in the Blue Torch Financing Agreement, (c) amend the Blue Torch Financing Agreement to permit the Company to obtain subordinate financing secured by related liens on such junior indebtedness, (d) increase the applicable margin by 2.50% in the form of PIK interest which was fully earned, paid-in-kind and added to the principal balance of the term loans, and (e) provide for a fifth amendment fee and extension fees. As of March 31, 2025, the Company was still working with Blue Torch to agree on a final minimum EBITDA covenant and in April 2025, the EBITDA terms were agreed upon by Blue Torch. The fifth amendment fee was equal to $2,500 and was paid in kind by adding such fee to the principal amount after which it bore interest from the date of the Fifth Amendment at the Adjusted Term SOFR for a 3-month interest period plus the applicable margin under the Blue Torch Financing Agreement.

The Fifth Amendment also provided for an extension fee equal to $1,000, but because the Blue Torch Financing Agreement was terminated and all obligations were paid in full prior to April 30, 2025, the extension fee was waived. If the Blue Torch Financing Agreement had not been terminated and all obligations had not been paid in full on or before April 30, 2025, the extension fee would have been added to the principal balance of the term loans on such date, and an additional extension fee in an equal amount would have been added to the principal balance of the term loans on each date that is 30 days after April 30, 2025 until the Blue Torch Financing Agreement had been terminated and all obligations had been paid in full. The Fifth Amendment also required the Company to engage a liquidity management advisor reasonably satisfactory to Blue Torch no later than March 21, 2025, and the Company did so on March 21, 2025. The Company was in compliance with all applicable financial covenants as of March 31, 2025. On April 25, 2025, the Company repaid with a portion of the proceeds of the Transactions all obligations and all amounts borrowed, and all obligations have terminated, under the Blue Torch Financing Agreement.

Government Loan

In November 2021, the Company completed the Acquisition and assumed an interest free loan agreement with the Strategic Innovation Fund (“SIF”) which was recorded at an amount equal to the proceeds received. The actual principal amounts borrowed under the SIF loan agreement of $4,626 were included in long-term debt, current portion as of March 31, 2025 and of $4,618 were included in other long-term liabilities on the condensed consolidated balance sheets as of December 31, 2024. Any amount outstanding under this loan would have been repayable in 15 annual payments beginning February 28, 2026, and would have had a stated interest rate of zero. On April 25, 2025, the Company repaid with a portion of the proceeds of the Transactions all obligations under the SIF loan agreement.

8.
Leases

Operating lease expenses were $988 and $1,157 for the three months ended March 31, 2025 and 2024, respectively. Aggregate variable lease expenses and short-term lease expenses were $341 and $239 for the three months ended March 31, 2025 and 2024, respectively.

Spire Global, Inc.

Notes to Condensed Consolidated Financial Statements

(In thousands, except shares and per share data, unless otherwise noted)

(Unaudited)

The following table provides the required information regarding the Company’s leases for which the Company is the lessee:

	March 31,	December 31,
	2025	2024
Assets
ROU assets	$10,903	$11,074
Liabilities
Current	$3,844	$3,260
Non-current	9,055	9,598
Total lease liabilities	$12,899	$12,858
Weighted-average remaining lease term (years)	4.7	4.8
Weighted-average discount rate	9%	9%

Approximately 83% of the Company’s right-of-use (“ROU”) assets and lease liabilities relate to office facilities leases, with the remaining amounts representing primarily ground station leases.

As of March 31, 2025, the maturity of operating lease liabilities are as follows:

Fiscal year ending December 31,
Remainder of 2025	$3,659
2026	3,782
2027	2,583
2028	1,873
2029	1,595
Thereafter	1,993
Total lease payments	15,485
Less: Interest on lease payments	(2,586)
Present value of lease liabilities	$12,899

Operating cash flows paid included in the measurement of operating lease liabilities were $579 and $872 for the three months ended March 31, 2025 and 2024, respectively, and were included in net cash used in operating activities in the condensed consolidated statements of cash flows. Amortization of ROU assets was $746 and $809 for the three months ended March 31, 2025 and 2024, respectively.

9.
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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables present the Company’s fair value hierarchy for its financial instruments that are measured at fair value on a recurring basis.

	March 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents:
Money market funds	$10,016	$—	$—	$10,016
	$10,016	$—	$—	$10,016
Liabilities:
Long-term liabilities:
Credit Agreement Warrants	$—	$7,790	$—	$7,790
Securities Purchase Agreement Warrants		1,264		1,264
Contingent earnout liability	—	—	417	417
	$—	$9,054	$417	$9,471

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents:
Money market funds	$3,157	$—	$—	$3,157
	$3,157	$—	$—	$3,157
Liabilities:
Long-term liabilities:
Credit Agreement Warrants	$—	$13,641	$—	$13,641
Contingent earnout liability	—	—	1,455	1,455
	$—	$13,641	$1,455	$15,096

Financial Assets

The Company values its Level 1 assets, consisting of money market funds using quoted prices in active markets for identical instruments.

Credit Agreement Warrants

On June 13, 2022, in connection with the Blue Torch Financing Agreement, the Company issued the 2022 Blue Torch Warrants to Blue Torch, which were exercisable for an aggregate of 437,024 shares of the Company’s Class A common stock with a per share exercise price of $16.08. Additionally, in connection with the closing of the financing, the Company issued the Urgent Warrants to Urgent Capital LLC, which is exercisable for an aggregate of 24,834 shares of the Company’s Class A common stock with a per share exercise price of $16.08.

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

The table below quantifies the significant inputs used for the Credit Agreement Warrants:

	March 31,	December 31,
	2025	2024
Fair value of the Company’s Class A common stock	$8.09	$14.07
Exercise price	$5.44 - 16.08	$5.44 - 16.08
Risk-free interest rate	4.09%	4.48%
Expected volatility factor	108.0%	96.0%
Expected dividend yield	—%	—%
Remaining contractual term (in years)	7.2 - 8.5	7.4 - 8.7

Securities Purchase Agreement Warrants

On March 12, 2025, the Company entered into the 2025 Securities Purchase Agreement with the purchasers named therein for the 2025 Private Placement of (i) 4,843,750 shares of Class A common stock at a purchase price of $8.00 per share and (ii) Pre-Funded Warrants to purchase 156,250 shares of Class A common stock at a purchase price of $7.9999 per Pre-Funded Warrant. The Pre-Funded Warrants have an exercise price of $0.0001 per share of Class A common stock, are exercisable immediately, and will terminate when exercised in full. The Pre-Funded Warrants are initially recorded at fair value on the date of issuance which is equal to the proceeds received on March 14, 2025. The Pre-Funded Warrants are classified as liabilities because they contain provisions that could require settlement in cash under certain circumstances, resulting in the instruments not being considered indexed to the Company’s own stock. These Pre-Funded Warrants are measured at fair value at each reporting date, with changes in fair value recognized in the condensed consolidated statements of operations.

Contingent Earnout Liability

In connection with the Merger, eligible Spire equity holders are entitled to receive additional shares of the Company’s Class A common stock upon the achievement of certain earnout triggering events. The estimated fair value of the contingent earnout liability is determined using a Monte Carlo simulation using a distribution of potential outcomes on a monthly basis over the earnout period, which is a period up to five years post-closing of the Merger, prioritizing the most reliable information available, making this fair value classified as a Level 3 liability. The assumptions utilized in the calculation are based on the achievement of certain stock price milestones, including the current price of the Company’s Class A common stock, expected volatility, risk-free interest rate, expected term and expected dividend yield.

The table below quantifies the significant inputs used for the contingent earnout liability:

	March 31,	December 31,
	2025	2024
Fair value of the Company’s Class A common stock	$8.09	$14.07
Risk-free interest rate	3.98%	4.22%
Expected volatility factor	108.0%	96.0%
Earnout expiration date	August 16, 2026	August 16, 2026

Spire Global, Inc.

Notes to Condensed Consolidated Financial Statements

(In thousands, except shares and per share data, unless otherwise noted)

(Unaudited)

The following table presents a summary of the changes in the fair value of the Company’s Level 3 financial instruments that are measured at fair value on a recurring basis:

Contingent Earnout Liability
Fair value as of December 31, 2024	$1,455
Change in fair value of contingent earnout liability	(1,038)
Fair value as of March 31, 2025	$417

Cash and Cash Equivalents

The following tables summarize the Company’s cash and cash equivalents by significant category:

	March 31, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$25,915	$—	$—	$25,915
Cash equivalents:
Money market funds	10,016	—	—	10,016
	$35,931	$—	$—	$35,931

	December 31, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$16,049	$—	$—	$16,049
Cash equivalents:
Money market funds	3,157	—	—	3,157
	$19,206	$—	$—	$19,206

10.
Commitments and Contingencies

L3Harris Commitment

In conjunction with the Acquisition, the Company acquired the agreement (the “L3Harris Agreement) with L3Harris to receive satellite automatic identification system (“S-AIS”) data from the L3Harris AppStar payloads on-board Iridium NEXT Constellation, Iridium’s Real-Time, Second-Generation satellite constellation with 58 AppStar payloads. Under the Amended and Restated L3Harris Agreement dated January 21, 2020 (the “A&R L3Harris Agreement”), the Company incurs a fixed fee of $358 per month. The A&R L3Harris Agreement expires on August 7, 2031.

Under the A&R L3Harris Agreement, the Company will pay a 30% share of S-AIS data revenues for the portion of exactEarth annual S-AIS data revenue which is in excess of $16,000. No revenue share was owed to L3Harris under the A&R L3Harris Agreement, with respect to AIS Analytics sales, as of or for the three months ended March 31, 2025 and 2024. The Company recognized $1,224 and $1,238 in cost of revenue on the condensed consolidated statements of operations for costs incurred to acquire exclusive access rights to data generated from satellites for the three months ended March 31, 2025 and 2024, respectively.

In connection with the closing of the Transactions, on April 25, 2025, the Company and L3Harris entered into the Settlement Agreement, pursuant to which, upon the closing of the Transactions, Buyer paid L3Harris $17,000 (the “Settlement”) for full and complete resolution and release of all disputes asserted in connection with the A&R L3Harris Agreement between exactEarth and L3Harris. The Company and Buyer further agreed that the Company would contribute $7,000 of the Settlement in the form of a reduction to the cash paid by Buyer to the Company at the closing of the Transactions.

Spire Global, Inc.

Notes to Condensed Consolidated Financial Statements

(In thousands, except shares and per share data, unless otherwise noted)

(Unaudited)

The following table summarizes the operational fees commitment under the A&R L3Harris Agreement, which includes the fixed payment obligations to L3Harris as of March 31, 2025, prior to the Settlement Agreement on April 25, 2025:

Future Payment Obligations
Fiscal year ending December 31,
Remainder of 2025	$3,225
2026	4,300
2027	4,300
2028	4,300
2029	4,300
Thereafter	6,889
$27,314

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

Stockholder Litigation

On August 20, 2024, the Company and two of its executive officers were named as defendants in a purported federal securities law class action filed in the United States District Court for the Eastern District of Virginia, captioned Michal Bousso v. Spire Global, Inc. et al., Court File No. 1:24-cv-1458 (the “Bousso Lawsuit”). On October 14, 2024, a second plaintiff filed a similar lawsuit against the Company and three current or former executive officers, also in the United States District Court for the Eastern District of Virginia, captioned Kohei Tagawa v. Spire Global, Inc. et al., Court File No. 1:24-cv-1810 (the “Tagawa Lawsuit”). On November 22, 2024, the court consolidated the Bousso Lawsuit and the Tagawa Lawsuit, appointed Michal Bousso as lead plaintiff, and renamed the case to “In re Spire Global, Inc. Securities Litigation,” Master File No. 1:24-cv-1458-MSN-WEF (the “Master Securities Lawsuit”). On December 23, 2024, the plaintiff filed an amended complaint in the Master Securities Lawsuit, which alleged violations of Sections 10(b) and 20(a) of the Exchange Act (and Rule 10b-5 thereunder), arising from or relating to our announcements in August 2024 that certain of the Company’s previously issued audited and unaudited financial statements should not be relied upon. Plaintiff alleged that the Company and the individual defendants made false or misleading statements relating to (1) how revenue was recognized for pre-space services for certain space contracts, and (2) how costs for certain contracts were characterized. The plaintiff sought to represent a class of shareholders who purchased or otherwise acquired our Class A common stock between May 11, 2022 and August 14, 2024. The plaintiff sought damages and other relief, including attorneys’ fees and costs. On January 22, 2025, the defendants moved to dismiss the amended complaint in its entirety. The court in the Master Securities Lawsuit held argument on the Company’s motion to dismiss on March 14, 2025. After hearing argument from both sides, the court issued its order on the record dismissing the Master Securities Lawsuit without prejudice. The court granted the plaintiff 30 days to consider whether to amend, which deadline expired on April 13, 2025. The plaintiff did not file any amended complaint or any other paper after the court’s March 14, 2025 dismissal order.

On September 5, 2024, a stockholder derivative lawsuit was filed in the United States District Court for the Eastern District of Virginia, purportedly on behalf of the Company against certain of its officers and directors and the Company (as a nominal defendant), captioned Lawrence Hollin v. Platzer et al., Court File No. 1:24-cv-01558 (the “Hollin Lawsuit”). On September 10, 2024, a second stockholder derivative lawsuit was filed in the United States District Court for the Eastern District of Virginia, also purportedly on behalf of the Company against certain of its officers and directors and the Company (as a nominal defendant), captioned Richard Cobb v. Platzer et al., Court File No. 1:24-cv-01596 (the “Cobb Lawsuit”). On November 12, 2024, a third stockholder derivative lawsuit was filed in the United States District Court for the Eastern District of Virginia, also purportedly on behalf of the Company against certain of its officers and directors and the Company (as a nominal defendant)

Spire Global, Inc.

Notes to Condensed Consolidated Financial Statements

(In thousands, except shares and per share data, unless otherwise noted)

(Unaudited)

captioned L. Robert Oros v. Platzer et al., 1:24-cv-02020 (the “Oros Lawsuit”). On November 14, 2024, the Court consolidated the Hollin Lawsuit and the Cobb Lawsuit and renamed the case to In re Spire Global, Inc. Stockholder Derivative Litigation, No. 1:24-cv-01596 (the “Master Derivative Case”). On December 2, 2024, the Court consolidated the Oros Lawsuit into the Master Derivative Case. The lawsuits in the Master Derivative Case arise out of the same subject matter as the Master Securities Lawsuit, and they allege some or all of the following claims: (1) breach of fiduciary duty; (2) gross mismanagement; (3) waste of corporate assets; (4) unjust enrichment; (5) as against the director defendants, violations of Section 14(a) of the Exchange Act and Rule 14a-9 promulgated thereunder; (6) as against the officer defendants, contribution under Sections 10(b) and 21D of the Exchange Act; and (7) aiding and abetting. Each of the lawsuits in the Master Derivative Case seeks damages and other relief, including attorneys’ fees and costs. Following the dismissal of the Master Securities Lawsuit, on April 24, 2025, each of the parties to the Master Derivative Case agreed, and filed, a stipulation for voluntary dismissal of the Master Derivative Case.

Share Purchase Agreement Litigation

As previously disclosed, on November 13, 2024, we entered into a Purchase Agreement with the Buyer, pursuant to which the Company agreed to complete the Transactions. The maritime business sold pursuant to the Transactions did not include any part of the Company’s satellite network or operations. The purchase price agreed to be paid by Buyer to the Company at the closing of the Transactions was a cash payment based upon an enterprise value of $233,500, subject to certain adjustments. The Transactions also included a twelve-month transition service and data provision agreement for $7,500.

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

Buyer removed the matter to the District of Delaware, pursuant to a contract term in the Purchase Agreement promising not to contest removal to that court. The District of Delaware initially selected a March 4 trial date, but on February 26, 2025, the court set a trial date of May 28-30, 2025. On April 6, 2025, the Company and Buyer reached an agreement to resolve the foregoing litigation and mutually release claims if closing in accordance with the terms of the Purchase Agreement occurred by April 25, 2025. On April 25, 2025, the Company dismissed the foregoing litigation following the completion of the Transactions.

Except as disclosed above, the Company is not currently a party to any legal proceedings that, if determined adversely to the Company, would, in the Company’s opinion, have a material adverse effect on its business, results of operations, financial condition, or cash flows. Future litigation may be necessary to defend the Company, its partners, and its customers by determining the scope, enforceability, and validity of third-party proprietary rights, or to establish the Company’s proprietary rights. The results of any current or future litigation cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources, and other factors.

Note Receivable

The Company has outstanding a $4,500 note receivable plus accrued interest of $744 issued to a Space Services customer as of March 31, 2025. The note and accrued interest were due in October 2024. The Company is aware that the customer has been using cash in its operations and its available cash is low. The customer did not pay the note and accrued interest when it was due. The Company has an allowance for current expected credit loss on the note receivable and accrued interest balance for the full amount of $5,244 as of March 31, 2025.

11.
Stock-Based Compensation

In connection with the Closing, the Company adopted the 2021 Equity Incentive Plan (the “2021 Plan”) and the 2021 Employee Stock Purchase Plan (the “2021 ESPP”). The number of shares available for issuance under the 2021 Plan is increased on the first day of each fiscal year, beginning on January 1, 2022, in an amount as provided in the 2021 Plan. Pursuant to this automatic

Spire Global, Inc.

Notes to Condensed Consolidated Financial Statements

(In thousands, except shares and per share data, unless otherwise noted)

(Unaudited)

increase feature of the 2021 Plan, 1,285,558 shares were added as available for issuance thereunder on January 1, 2025. As of March 31, 2025, 1,915,312 shares were available for issuance under the 2021 Plan.

The number of shares available for issuance under the 2021 ESPP is increased on the first day of each fiscal year, beginning on January 1, 2022, in an amount as provided in the 2021 ESPP. Pursuant to this automatic increase feature of the 2021 ESPP, 257,111 shares were added as available for issuance thereunder on January 1, 2025. As of March 31, 2025, 853,941 shares were available for issuance under the 2021 ESPP.

The following table summarizes stock option activity under our equity compensation plans:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ('000)
			(in years)
Options outstanding as of December 31, 2024	1,978,557	$16.72	4.5
Granted	—	$—
Exercised	(73,140)	$8.75
Forfeited, canceled, or expired	(22)	$61.60
Options outstanding as of March 31, 2025	1,905,395	$17.03	4.1	$378
Vested and expected to vest at March 31, 2025	1,905,395	$17.03	4.1	$378
Exercisable at March 31, 2025	1,868,793	$17.09	4.0	$378

The aggregate intrinsic value of options exercised was $338 and $188 during the three months ended March 31, 2025 and 2024, respectively. The cash proceeds from the options exercised was $640 and $267 during the three months ended March 31, 2025 and 2024, respectively. The aggregate fair value of options vested was $128 and $764 during the three months ended March 31, 2025 and 2024, respectively. There were no options granted during the three months ended March 31, 2025 and 2024.

The following table summarizes restricted stock unit (“RSU”) activity under the 2021 Plan:

	Number of RSUs	Weighted Average Grant Date Fair Value per Share
Outstanding as of December 31, 2024	2,777,156	$10.32
RSUs granted	336,978	$17.24
RSUs vested	(339,059)	$11.10
RSUs forfeited	(394,672)	$10.32
Outstanding as of March 31, 2025	2,380,403	$11.19

For RSUs with service-based vesting conditions, the fair value is calculated based upon the Company’s closing stock price on the date of grant, and the stock-based compensation expense is recognized over the applicable grant vesting term, generally three to four years. The aggregate fair value of RSUs vested was $3,741 and $2,496 during the three months ended March 31, 2025 and 2024, respectively.

As of March 31, 2025, there was $21,758 of total unrecognized compensation expense related to options and RSUs expected to be recognized over a weighted average period of 2.1 years.

The following table summarizes the components of total stock-based compensation expense based on roles and responsibilities of the employees within the condensed consolidated statements of operations:

Spire Global, Inc.

Notes to Condensed Consolidated Financial Statements

(In thousands, except shares and per share data, unless otherwise noted)

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Cost of revenue	$41	$61
Research and development	675	1,018
Sales and marketing	682	675
General and administrative	2,489	1,874
	$3,887	$3,628

12.
Net Loss per Share

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders:

	Three Months Ended March 31,
	2025	2024
Numerator:
Net loss	$(20,657)	$(25,544)
Denominator:
Weighted-average shares used in computing basic and diluted net loss per share	26,787,097	21,813,045
Basic and diluted net loss per share	$(0.77)	$(1.17)

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

The Company excluded the following potential shares of Class A common stock, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share for the three months ended March 31, 2025 and 2024, because including them would have had an anti-dilutive effect:

	Three Months Ended March 31,
	2025	2024
Stock options and 2021 ESPP	1,957,269	2,028,412
RSUs	2,380,403	2,763,462
Securities Purchase Agreement Warrants	—	2,142,858
Credit Agreement Warrants	1,058,940	1,058,940
	5,396,612	7,993,672

13.
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

The Company’s chief operating decision maker (“CODM”), who is the Company's chief executive officer, regularly reviews consolidated net loss as reported on the consolidated statements of operations, along with other financial information presented on a consolidated basis, for purposes of making operating decisions, assessing financial performance and allocating resources. The CODM measures performance and how to allocate resources for the segment primarily based on net loss, revenue, and gross margin. The CODM's objective is to make resource allocation decisions that optimize the Company's consolidated financial results by monitoring actual results compared to forecasted results.

The measure of segment assets is reported as total assets on the condensed consolidated balance sheet and total capital expenditures for additions to long-lived assets, which were $8,901 and $7,059, for the three months ended March 31, 2025 and 2024, respectively.

The following table includes segment revenue and significant segment expenses:

	Three Months Ended March 31,
	2025	2024
Revenue	$23,876	$34,825
Less:
Employee expense (a)	19,278	18,134
Equipment and software expenses	8,606	14,550
Depreciation and amortization	4,413	6,838
Interest expense	5,730	5,053
Professional services	7,032	2,435
Facilities expense	2,762	2,459
Change in fair value of contingent liability and warrant liabilities	(6,874)	4,247
Other operating and marketing expenses	1,279	1,118
Allowance for current credit loss on notes receivable	—	40
Loss on decommissioned satellites and disposal of assets	5,129	423
Contactor expense	378	636
Issuance of stock warrants	—	2,399
Other segment items (b)	(3,200)	2,037
Segment net loss	$(20,657)	$(25,544)

(a) Employee expense included stock-based compensation expense of $3,887 and $3,628 for the three months ended March 31, 2025 and 2024, respectively.

(b) Other segment items included in segment net loss includes foreign exchange gain (loss), equity investment loss, income tax benefit, travel and meals expenses, and interest income.

14.
Subsequent Events

On April 25, 2025, the Company completed the sale of its maritime business to Buyer for approximately $233,500, before adjustments. On April 25, 2025, the Company and L3Harris, entered into the Confidential Settlement Agreement and Mutual Release (the “Settlement Agreement”) among the Company, exactEarth Ltd. (“exactEarth”) and L3Harris, pursuant to which, upon the closing of the Transactions, Buyer paid L3Harris $17,000 for full and complete resolution and release of all disputes asserted in connection with the A&R L3Harris Agreement between the Company and L3Harris. The Company and Buyer further agreed that the Company would contribute $7,000 of the Settlement in the form of a reduction to the cash paid by Buyer to the Company at the closing of the Transactions.

On April 25, 2025, in connection with the closing of the Transactions, the Company entered into a transition services agreement (the “TSA”) with Buyer, pursuant to which the Company agreed to provide certain transitional services to Buyer for specified periods in exchange for Buyer’s payment of $7,500 of services fees to the Company in 12 equal monthly installments following the effective date of the TSA.

On April 25, 2025, the Company also repaid with a portion of the proceeds of the Transactions all obligations and all amounts borrowed, and all obligations have terminated, under the Blue Torch Financing Agreement and SIF loan agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and related notes thereto included in this Quarterly Report on Form 10-Q and the audited consolidated financial statements included in the Annual Report on Form 10-K/A for the year ended December 31, 2024 (the “2024 Form 10-K/A”). This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated by these forward-looking statements as a result of many factors. Factors that could cause or contribute to such differences include those identified below and those discussed in the section titled “Risk Factors” in the 2024 Form 10-K/A and in this Quarterly Report on Form 10-Q. Our historical results are not necessarily indicative of the results that may be expected for any period in the future.

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
•
Aviation: Precise space-based aviation insights, analytics and flight tracking data to power applications, drive decision making, and improve cost efficiencies.
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

Recent Developments

Sale of Maritime Business

On November 13, 2024, we entered into a Share Purchase Agreement (the “Purchase Agreement”) with Kpler Holding SA, a Belgian corporation (“Buyer”), pursuant to which we agreed to sell our maritime business to Buyer and enter into certain ancillary agreements (the “Transactions”). The maritime business sold pursuant to the Transactions did not include any part of our satellite network or operations. The purchase price agreed to be paid by Buyer to us at the closing of the Transactions was a cash payment based upon an enterprise value of $233.5 million, subject to certain adjustments. The Transactions also included a twelve-month transition service and data provision agreement for $7.5 million.

On April 25, 2025, we completed the sale of our maritime business to Buyer for approximately $233.5 million, before adjustments. On April 25, 2025, we and L3Harris Technologies, Inc. (“L3Harris”), entered into the Confidential Settlement Agreement and Mutual Release (the “Settlement Agreement”) among us, exactEarth Ltd. (“exactEarth”) and L3Harris, pursuant to which, upon the closing of the Transactions, Buyer paid L3Harris $17.0 million for full and complete resolution and release of all disputes asserted in connection with the Amended and Restated L3Harris Agreement dated January 21, 2020 (the “A&R L3Harris Agreement”) between us and L3Harris. We and Buyer further agreed that we would contribute $7.0 million of the Settlement in the form of a reduction to the cash paid by Buyer to us at the closing of the Transactions.

Private Placement

On March 12, 2025, we entered into a Securities Purchase Agreement (the “2025 Securities Purchase Agreement”) with the purchasers named therein for the private placement (the “2025 Private Placement”) of (i) 4,843,750 shares of Class A common stock at a purchase price of $8.00 per share and (ii) pre-funded warrants (the “Pre-Funded Warrants”) to purchase 156,250 shares of Class A common stock at a purchase price of $7.9999 per Pre-Funded Warrant. The Pre-Funded Warrants have an exercise price of $0.0001 per share of Class A common stock, are exercisable immediately, and will terminate when exercised in full. The aggregate net proceeds for the 2025 Private Placement were $37.3 million, after deducting offering expenses. The 2025 Private Placement closed on March 14, 2025.

Highlights from the Three Months Ended March 31, 2025

•
We were awarded a Can$72 Million contract from the Canadian Space Agency to design WildFireSat mission.
•
We announced the successful two-way laser communication between our satellites in space.
•
We announced the launch of breakthrough AI weather models built on NVIDIA Omniverse Blueprint for Earth-2.

Macroeconomic and Geopolitical Impact

Over the past two years, we have been impacted by the macroeconomic environment, such as fluctuations in foreign currencies, elevated interest rates, and geopolitical conflicts like the Russian invasion of Ukraine, Israel's war with Hamas, and the increased tensions between China and the United States.

Our reporting currency is the U.S. Dollar. The U.S. Dollar exhibited a decrease in strength against the local functional currencies of our foreign subsidiaries for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024. The U.S. Dollar's decrease had a positive impact on our revenue, as approximately one-third of our sales are conducted in foreign currencies. Conversely, the decrease in the value of the U.S. Dollar had an unfavorable impact on our expenses, given that a majority of our workforce resides in countries other than the United States. Approximately 30% of our revenues were generated in currencies other than the U.S. Dollar. The financial statements of these subsidiaries are translated into U.S. dollars using exchange rates in effect at each balance sheet date for assets and liabilities and average exchange rates during the period for revenues and expenses. To the extent we experience significant currency fluctuations, our results of operations may be impacted.

The macroeconomic environment has caused existing or potential customers to re-evaluate their decision to purchase our offerings, at times resulting in additional customer discounts, extended payment terms, and longer sales cycles. Particularly, government agency delays in approving appropriations bills negatively impacted the timeliness of some of our U.S. federal government orders. Additionally, recent changes to tariffs could cause interruptions in our supply chain and increase spending to meet our obligations. Tariff changes could also cause greater volatility in the Company’s cash flows, as the Company may have to cover expenses related to importing materials into the United States from other affiliated entities, even if it recovers some or all of those costs at a later date.

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

Key Factors Affecting Our Performance

We believe that our current and future performance depends on many factors, including, but not limited to, those described below. While these areas present significant opportunity, they also present risks that we must manage to achieve successful results. For additional information about these risks, see the section titled “Risk Factors” in the 2024 Form 10-K/A and in this Quarterly Report on Form 10-Q. If we are unable to address these risks, our business and results of operations could be adversely affected.

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

We track our progress landing new customers by measuring the number of ARR Solution Customers (as defined below) we have from one fiscal period to the next. The number of ARR Solution Customers decreased to 620 as of March 31, 2025, from 708 as of March 31, 2024. We track our increases and decreases in our customer contract values by measuring our ARR Net Retention Rate (as defined below). Our ARR Net Retention Rate was 97% and 102% for the three months ended March 31, 2025 and 2024, respectively.

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

Impact of the Solar Cycle on our Assets’ Remaining Life

A stronger solar cycle has the potential to impact some of our satellites, accelerating their deorbiting and shortening their useful lives. The solar cycle is the cycle that the Sun’s magnetic field goes through approximately every 11 years. In 2019, the National Oceanic and Atmospheric Administration (“NOAA”), National Aeronautics and Space Administration, and the International Space Environment Services panel forecasted that Solar Cycle 25 (December 2019 to approximately 2030) would be relatively weak after a relatively weak Solar Cycle 24 (December 2008 to December 2019). Subsequently, NOAA noted that Solar Cycle 24 was the weakest cycle in 100 years with sunspots reaching a maximum of 116 – below the average of 179. NOAA's October 2023 projection that Solar Cycle 25 would be more intense than Cycle 24 and would peak by the end of 2024 has since been confirmed. A stronger solar cycle has accelerated the deorbiting of our satellites sooner than expected or planned. Our ability to minimize the solar cycle impact, our ability to replenish our existing constellation in a timely manner and the costs associated with these actions may adversely affect our results of operations.

Investment in Growth

We continue investing in growing our business and capitalizing on our market opportunities while balancing the uncertainties from the macroeconomic environment and geopolitical factors. We intend to continue to add headcount to our global sales and marketing teams to acquire new customers and to increase sales to existing customers. We also intend to continue to add headcount as needed to our research and development teams and otherwise invest to improve and innovate our nanosatellite, ground station and data analytics technologies. Our total headcount across all functions increased to 439 employees as of March 31, 2025, from 430 employees as of March 31, 2024. The costs of these investments may adversely affect our results of operations, but we believe that these investments will contribute to our long-term growth.

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

Key Business Metrics

We review the following key business metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans, and make strategic decisions:

•
Annual Recurring Revenue (“ARR”)
•
Number of ARR Customers
•
Number of ARR Solution Customers
•
ARR Net Retention Rate

Annual Recurring Revenue

We define ARR as our expected annualized revenue from customers that are under contracts with us at the end of the reporting period with a binding and renewable agreement for our subscription solutions or customers that are under a binding multi-year contract that can range from components of our Space Services solution to a project-based customer solution, regardless of remaining term. Customers with Space Services contracts are considered recurring when there is a multi-year binding agreement that has a renewable component in the contract. Customers are also considered recurring when they have multiple contracts over multiple years. Customer contracts for data trials and one-time transactions are excluded from the calculation of ARR.

The increase in our ARR for the three months ended March 31, 2025 was primarily driven by acquiring new high-value customers and increasing business with our existing customer base. Our ARR has fluctuated from period to period in the past due in part to the timing of some of our Space Services contracts, including when engagements start and stop. We expect our ARR to continue to fluctuate from period to period in the future. ARR is a leading indicator and accordingly, will tend to outpace the impact on our revenue as we recognize the contract value of various agreements over time.

The following table summarizes our ARR as of each period end indicated:

	As of March 31,
(dollars in thousands)	2025	2024	% Change
ARR	$129,278	$120,890	7%

Number of ARR Customers and ARR Solution Customers

We define an ARR Customer as an entity that has a contract with us or through our reseller partners’ contracts, that is either a binding and renewable agreement for our subscription solutions, or a binding multi-year contract as of the measurement date independent of the number of solutions the entity has under contract. A single organization with separate subsidiaries, segments, or divisions may represent multiple customers, as we treat each entity that is invoiced separately as an individual customer. In cases where customers subscribe to our platform through our reseller partners, each end customer that meets the above definition is counted separately as an ARR Customer. All entities that have contracts for data trials and one-time transactions are excluded from the calculation of ARR Customers.

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

The following table summarizes the number of our ARR Customers and ARR Solution Customers as of each period end indicated:

	As of March 31,
	2025	2024	% Change
ARR Customers	570	672	(15)%
ARR Solution Customers	620	708	(12)%

ARR Net Retention Rate

We calculate our ARR Net Retention Rate for a particular fiscal period end by dividing (i) our ARR from those ARR Customers at that period end that were also customers as of the last day of the prior fiscal period end by (ii) the ARR from all customers as of the last day of the prior fiscal period. This calculation measures the overall impact from increases in customer contract value (upsells), the decreases in customer contract value (downsells) and the decreases in customer value resulting from customers that have chosen not to renew their contracts with us (lost customers).

The following table summarizes our ARR Net Retention Rate for the three months ended March 31, 2025 and 2024:

	As of March 31,
	2025	2024	% Change
ARR Net Retention Rate	97%	102%	(5)%

Our ARR Net Retention Rate can be impacted from period to period by large increases or decreases in customer contract value and large decreases in contract value from customers that have not renewed their contracts with us. An ARR Net Retention Rate greater than 100% is an indication that we are growing the value of the solutions our customers are purchasing from us at a fiscal period end versus the prior fiscal period end. An ARR Net Retention Rate less than 100% is an indication that the value of the solutions our customers are purchasing from us declined at a fiscal period end versus the prior fiscal period end. Our ARR Net Retention Rate decreased by 5% for the three months ended March 31, 2025. The decrease was primarily driven by the reduced value of NOAA’s radio occultation technology (“RO”) weather award in the three months ended March 31, 2025, as compared to the value of the corresponding award in the three months ended March 31, 2024.

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

Cost of Revenue

Cost of revenue consists primarily of personnel costs, depreciation, hosted infrastructure costs, high-power computing costs, third-party operating and royalty costs associated with delivering our data and services to our customers, and costs associated with R&D Services contracts. In addition, cost of revenue includes the amortization of purchased intangibles associated with our acquisition of exactEarth in November 2021 (the “Acquisition”). Personnel costs are primarily related to the cost of our employees supporting and managing our constellation operations including satellite operations, ground station control, and launch management. Personnel costs also include the cost of our employees supporting and managing projects for our research and development services. Costs associated with the manufacture and launch of our satellites, including personnel costs, are capitalized and depreciated upon placement in service, typically over a four-year expected useful life. As satellites reach the end of their expected useful life, they are generally replaced with replenishment satellites to maintain our constellation at optimal performance. Costs associated with the acquisition and development of new ground stations, including the bill of materials and labor to install the ground station, are capitalized and depreciated upon placement in service typically over a four-year to ten-year expected useful life. We anticipate ongoing capital spending to repair and replenish ground stations as they reach the end of their expected useful life to keep our ground station network at optimal performance. Our proprietary ground station network is primarily located in third-party locations where we incur lease and other operational charges. Cost of revenue also includes royalties associated with third-party data sets that we integrate into our data solutions.

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

Loss on Decommissioned Satellites. Loss on decommissioned satellites consists of the write-off of the net book value associated with the manufacture and launch of our satellites prior to the end of the satellite’s useful life. We contract with third-party companies to launch, carry, and deploy our satellites into space. A loss could result from a third-party launch or deployer failure, a technical failure of the satellite, or the deorbit or decommissioning of a satellite before the end of the satellite’s useful life. A technical failure could include a satellite that is not able to communicate with our network of ground stations or fulfill its intended technical mission for a duration greater than one month. The loss amount is presented net of any insurance proceeds received. Due to the nature of these events, we cannot predict the magnitude or frequency of future satellite deorbit and launch failure losses. We sometimes purchase launch insurance when financially practical; however, the proceeds from these insurance policies will typically only cover a portion of our launch loss.

Allowance for Current Expected Credit Loss on Notes Receivable. Allowance for current expected credit loss on notes receivable consists of allowance for current expected credit loss recorded on a note receivable and accrued interest issued to a Space Services customer.

Other Income (Expense)

Interest Income. Interest income includes interest earned on our cash balances and note receivable.

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

Results of Operations

Three Months Ended March 31, 2025, Compared to Three Months Ended March 31, 2024

The following tables set forth selected condensed consolidated statements of operations data for each of the periods indicated:

	As of March 31,
(in thousands)	2025	2024
Revenue	$23,876	$34,825
Cost of revenue(1)	15,092	25,596
Gross profit	8,784	9,229
Operating expenses(1):
Research and development	8,509	6,037
Sales and marketing	4,735	5,118
General and administrative	15,810	9,844
Loss on decommissioned satellites	5,160	178
Allowance for current expected credit loss on notes receivable	—	40
Total operating expenses	34,214	21,217
Loss from operations	(25,430)	(11,988)
Other income (expense):
Interest income	20	454
Interest expense	(5,730)	(5,053)
Change in fair value of contingent earnout liability	1,038	(45)
Change in fair value of warrant liabilities	5,837	(4,202)
Issuance of stock warrants	—	(2,399)
Foreign exchange gain (loss)	3,826	(1,786)
Other expense, net	(224)	(534)
Total other expense, net	4,767	(13,565)
Loss before income taxes	(20,663)	(25,553)
Income tax benefit	(6)	(9)
Net loss	$(20,657)	$(25,544)

(1)
Includes stock-based compensation as follows:

	As of March 31,
(in thousands)	2025	2024
Cost of revenue	$41	$61
Research and development	675	1,018
Sales and marketing	682	675
General and administrative	2,489	1,874
Total stock-based compensation	$3,887	$3,628

Revenue

	As of March 31,
(dollars in thousands)	2025	2024	% Change
Revenue	$23,876	$34,825	(31)%

Total revenue decreased $10.9 million, or 31%, for the three months ended March 31, 2025, primarily due to items that occurred in the three months ended March 31, 2024 that did not repeat in the three months ended March 31, 2025, including a one-time performance obligation for a space services customer of $9.6 million. Additional drivers include a reduction in year-over-year RO-based revenue primarily from the reduced value of NOAA’s RO weather award during the three months ended March 31, 2025 as compared to the prior year period, partially offset by increased ARR from our existing customers and growth in revenue recognized for both Space Services contracts, excluding the impact of the aforementioned 2024 performance obligation, and R&D Services contracts. Our ARR Customers decreased 15% to 570 as of March 31, 2025, from 672 as of March 31, 2024. The decrease in ARR Customers was aligned with our stated move to de-emphasize sales to customers with very low ARR or revenue and instead focus on high ARR or revenue customers. Our ARR Net Retention Rate was 97% and 102% for the three months ended March 31, 2025 and 2024, respectively. The decrease in ARR Net Retention Rate was driven primarily by the reduced value of NOAA’s RO weather award in the three months ended March 31, 2025, as compared to the value of the corresponding award in the three months ended March 31, 2024.

We derived 57% of our revenue from the Americas, 34% of our revenue from Europe, Middle East, Africa (“EMEA”), and 9% of our revenue from Asia Pacific (“APAC”) for the three months ended March 31, 2025. We derived 65% of our revenue from the Americas, 29% of our revenue from EMEA, and 6% of our revenue from APAC for the three months ended March 31, 2024. We derived 82% of our revenue from subscription arrangements for the three months ended March 31, 2025, compared to 52% for the three months ended March 31, 2024. The distribution of our revenue can fluctuate significantly from period to period driven primarily by the timing of the non-subscription revenue recognition in our contracts. Revenue from subscription-based contracts was $19.5 million, or 82%, of total revenue, for the three months ended March 31, 2025, and was $18.2 million, or 52%, of total revenue, for the three months ended March 31, 2024. The proportional increase in revenue from subscription arrangements was driven by higher revenue recognized for Space Services contracts within the prior-year period.

Cost of Revenue

	As of March 31,
(dollars in thousands)	2025	2024	% Change
Total cost of revenue	$15,092	$25,596	(41)%
Gross profit	8,784	9,229	(5)%
Gross margin	37%	27%	10%
Headcount (at end of period) (1)	46	36	28%

(1) Excludes headcount relating to R&D Services contracts. R&D Services contracts headcount are included in research and development.

Cost of revenue decreased $10.5 million, or 41%, primarily driven by a decrease in satellite operation expense of $8.9 million, a decrease in personnel expenses of $2.5 million, a decrease in depreciation expense of $1.9 million, and a decrease in other miscellaneous expenses of $0.1 million, partially offset by an increase in downlink data service expenses of $2.9 million. The decrease in satellite operation expense was driven by the recognition of increased launch costs associated with a Space Services contract in the prior year period that did not recur during the three months ended March 31, 2025. The decrease in personnel costs was driven by decreased work related to R&D Services contracts during the period. The decrease in depreciation expense was primarily driven by the acceleration of depreciation, resulting in fully depreciated satellites in the prior year period to account for the impact of increased solar activity related to the current solar cycle. The increase in downlink data service expenses was primarily driven by the purchase of supplemental data to support a radio frequency geolocation contract.

Gross margin was 37% and 27% for the three months ended March 31, 2025 and 2024, respectively. The increase was driven primarily by the expenses as described above. Our gross margin can fluctuate significantly from period to period driven primarily by the timing of the revenue as well as the timing of our technology investments to support future growth.

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

Research and Development

	As of March 31,
(dollars in thousands)	2025	2024	% Change
Research and development	$8,509	$6,037	41%
Percentage of total revenue	36%	17%
Headcount (at end of period) (1)	238	232	3%

(1) Includes headcount relating to R&D Services contracts. R&D Services contracts expenses are included in cost of revenue.

Research and development expenses increased $2.5 million, or 41%, primarily due to an increase in personnel expenses. The increase in personnel costs was driven by decreased work related to R&D Services contracts during the period, which causes a lower proportion of costs to be allocated to cost of revenue.

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

Sales and Marketing

	As of March 31,
(dollars in thousands)	2025	2024	% Change
Sales and marketing	$4,735	$5,118	(7)%
Percentage of total revenue	20%	15%
Headcount (at end of period)	67	70	(4)%

Sales and marketing expenses decreased $0.4 million, or 7%, primarily due to lower personnel costs, which resulted from an overall reduction in headcount.

We expect sales and marketing expenses to generally grow in absolute dollars in the future primarily due to increased employee-related expenses to support our sales and marketing efforts and our continued expansion of our sales capacity across our solutions. However, we expect sales and marketing expenses as a percentage of revenue to decrease in future periods as our revenue growth exceeds our increases in sales and marketing spend.

General and Administrative

	As of March 31,
(dollars in thousands)	2025	2024	% Change
General and administrative	$15,810	$9,844	61%
Percentage of total revenues	66%	28%
Headcount (at end of period)	88	92	(4)%

General and administrative expenses increased $6.0 million, or 61%, primarily driven by an increase in professional services expenses of $4.9 million, an increase in stock-based compensation expense of $0.6 million, an increase in other miscellaneous operating expenses of $0.3 million, and an increase in bonus expenses of $0.2 million. The increase in professional services fees was primarily driven by higher third-party accounting, legal and other consulting services relating to the restatement of our previously issued financial statements and the Transactions. The increase in stock-based compensation expense was driven by higher stock grants which resulted in a higher total value of stock-based awards recognized in the current period. The increase in bonus expenses was driven by higher bonus accruals for management.

We expect our general and administrative expenses to generally grow in absolute dollars in future periods as our employee-related expenses increase to support our revenue growth. However, we expect our general and administrative expenses as a percentage of revenue to decrease as revenue growth exceeds our increases in general and administrative spend.

Loss on Decommissioned Satellites

	As of March 31,
(dollars in thousands)	2025	2024	% Change
Loss on decommissioned satellites	$5,160	$178	2,799%
Percentage of total revenues	22%	1%

We recognized a non-cash expense of $5.2 million and $0.2 million in the three months ended March 31, 2025 and March 31, 2024, respectively. The increase in loss on decommissioned satellites is a result of the Company’s decision to stop supporting three underperforming satellites.

Due to the nature of these events, we cannot predict the magnitude or frequency of future decommissioning losses. While we sometimes purchase launch insurance when financially practical, the proceeds from these policies will typically only cover a portion of our loss in the event of an unplanned satellite deorbit or launch failure.

Allowance for Current Expected Credit Loss on Notes Receivable

	As of March 31,
(dollars in thousands)	2025	2024	% Change
Allowance for current expected credit loss on notes receivable	$—	$40	-100%
Percentage of total revenues	—%	0%

Allowance for current expected credit loss on notes receivable decreased immaterially for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024.

Other Income (Expense)

	As of March 31,
(dollars in thousands)	2025	2024	% Change
Interest income	$20	$454	(96)%
Interest expense	$(5,730)	$(5,053)	13%
Change in fair value of contingent earnout liability	$1,038	$(45)	*
Change in fair value of warrant liabilities	$5,837	$(4,202)	239%
Issuance of stock warrants	$—	$(2,399)	(100)%
Foreign exchange gain (loss)	$3,826	$(1,786)	314%
Other expense, net	$(224)	$(534)	(58)%

*Not Meaningful

Interest income decreased by $0.4 million, or 96%, primarily driven by lower cash held in marketable securities.

Interest expense increased by $0.7 million, or 13%, for the three months ended March 31, 2025, primarily due to higher amortized debt issuance costs and interest rate associated with our Blue Torch term loan.

Change in fair value of contingent earnout liability was a gain of $1.0 million for the three months ended March 31, 2025, compared to an immaterial loss for the three months ended March 31, 2024. The gain in the three months ended March 31, 2025, was primarily due to a decrease in the fair value of the liability driven by the decline of the underlying stock price, partially offset by a higher volatility rate used in the model. For additional information, see Notes 2 and 9 to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Change in fair value of warrant liabilities was a gain of $5.8 million for the three months ended March 31, 2025, compared to a loss of $4.2 million for the three months ended March 31, 2024, a change of 239%. The $5.8 million gain for the three months ended March 31, 2025, was primarily due to a decrease in the fair value of the warrant liabilities driven by the decline of the underlying stock price, partially offset by a higher volatility rate used in the model. The $4.2 million loss for the three months ended March 31, 2024, was primarily due to the appreciation of the underlying stock valuation for the warrants issued to Blue Torch and subsequently amended in July 2023.

There was no issuance of stock warrant expense for the three months ended March 31, 2025. Issuance of stock warrants was a net loss of $2.4 million, relating to a definitive Securities Purchase Agreement with institutional investors during the three months ended March 31, 2024.

We recognized a foreign exchange gain of $3.8 million for the three months ended March 31, 2025, compared to a foreign exchange loss of $1.8 million for the three months ended March 31, 2024, a change of 314%. The $3.8 million gain for the three months ended March 31, 2025, was primarily due to the remeasurement of intercompany balances between our Luxembourg entity and our U.K. entity with our U.S. entity denominated in U.S. Dollars. The weakening of the U.S. Dollar for the period ended March 31, 2025, relative to the Euro and British Pound Sterling at December 31, 2024, triggered the remeasurement and unrealized gain. The loss of $1.8 million for the three months ended March 31, 2024, was primarily due to the remeasurement of intercompany balances denominated in U.S. dollars between our Luxembourg entity and the U.S.

Other expense, net was a loss of $0.2 million for the three months ended March 31, 2025, a decrease of 58% compared to $0.5 million for the three months ended March 31, 2024, primarily driven by loss on disposal of assets during the three months ended March 31, 2025.

Income Tax Provision

	As of March 31,
(dollars in thousands)	2025	2024	% Change
Income tax benefit	$(6)	$(9)	(33)%

The income tax benefit decreased immaterially for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024.

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

We define EBITDA as net income (loss), plus depreciation and amortization expense, plus interest, net, and minus income tax benefit.

We define Adjusted EBITDA as earnings before interest, taxes, depreciation and amortization, further adjusted for any change in fair value of contingent earnout liability, change in fair value of warrant liabilities, issuance of stock warrants, foreign exchange (gain) loss, other expense, net, stock-based compensation, loss on decommissioned satellites, other unusual and infrequent costs, and other acquisition accounting amortization. We believe Adjusted EBITDA can be useful in providing an understanding of the underlying results of operations and trends, an enhanced overall understanding of our financial performance and prospects for the future. While Adjusted EBITDA is not a recognized measure under GAAP, management uses this financial measure to evaluate and forecast business performance. Adjusted EBITDA is not intended to be a measure of liquidity or cash flows from operations or a measure comparable to net income as it does not take into account certain requirements, such as capital expenditures and related depreciation, interest payments, tax benefits, stock-based compensation, other unusual and infrequent costs, and other acquisition accounting amortization.

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

•
Change in fair value of contingent earnout liabilities and warrant liabilities. We exclude this as it does not reflect the underlying cash flows or operational results of the business.
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
•
Other expense, net. We exclude other expense, net because it includes items that do not reflect the underlying cash flows or operational results of our business. Examples of such expenses include equity investment loss and vendor dispute legal settlements.
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
•
Other unusual and infrequent costs. We exclude these as they are unusual items that do not reflect the ongoing operational results of our business. Examples of these types of expenses include accounting, legal and other professional fees associated with the financial restatement and the Transactions.
•
Other acquisition accounting amortization. We amortize prepaid expense for purchased data rights in connection with the acquisition of exactEarth and certain technologies. The prepaid amortization of this asset is a non-cash expense that can be significantly affected by the inherent subjective nature of the assigned value and useful life. We exclude this amortized prepaid expense for our internal management reporting processes because it has already been incurred and is a non-cash expense. Our management also finds it useful to exclude this charge when assessing the appropriate level of various operating expenses and resource allocations when budgeting, planning and forecasting future periods. It is important to note that while this expense is excluded for purposes of non-GAAP presentation, the revenue of the acquired companies is reflected in the non-GAAP measures and that the assets contribute to revenue generation.

The following table outlines the reconciliation from net loss to Adjusted EBITDA for the periods indicated:

	As of March 31,
(in thousands)	2025	2024
Net loss	$(20,657)	$(25,544)
Depreciation & amortization	4,413	6,837
Interest, net	5,710	4,599
Income tax benefit	(6)	(9)
EBITDA	(10,540)	(14,117)
Adjustments to EBITDA:
Change in fair value of contingent earnout liability	(1,038)	45
Change in fair value of warrant liabilities	(5,837)	4,202
Issuance of stock warrants	—	2,399
Foreign exchange (gain) loss	(3,826)	1,786
Other expense, net	224	534
Stock-based compensation	3,887	3,628
Loss on decommissioned satellites	5,160	178
Other unusual and infrequent costs	3,897	—
Other acquisition accounting amortization	165	170
Adjusted EBITDA	$(7,908)	$(1,175)

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

Liquidity and Capital Resources

Our principal sources of liquidity to fund our operations are from cash and cash equivalents, which totaled $35.9 million as of March 31, 2025, primarily proceeds from the 2025 Private Placement. Approximately $8.8 million of our cash and cash equivalents as of March 31, 2025 was held outside of the United States. These amounts compare to cash and cash equivalents of $19.2 million as of December 31, 2024, of which $14.4 million was held outside of the United States. The cash and cash equivalent amounts are exclusive of restricted cash, which totaled $0.5 million as of each of March 31, 2025 and December 31, 2024. Since our inception, we have been in an operating cash flow deficit as we have made significant investments in our technology infrastructure, built out our research and development foundation, grown sales and marketing resources to drive revenue, and scaled general and administrative functions to enable operating effectiveness.

On November 13, 2024, we entered into the Purchase Agreement with Buyer, pursuant to which we agreed to complete the Transactions. The maritime business sold pursuant to the Transactions did not include any part of our satellite network or operations. The purchase price agreed to be paid by Buyer to us at the closing of the Transactions was a cash payment based upon an enterprise value of $233.5 million, subject to certain adjustments. The Transactions also included a twelve-month transition service and data provision agreement for $7.5 million.

On March 12, 2025, we entered into the 2025 Securities Purchase Agreement with the purchasers named therein for the 2025 Private Placement of (i) 4,843,750 shares of Class A common stock at a purchase price of $8.00 per share and (ii) Pre-Funded Warrants to purchase 156,250 shares of Class A common stock at a purchase price of $7.9999 per Pre-Funded Warrant. The Pre-Funded Warrants have an exercise price of $0.0001 per share of Class A common stock, are exercisable immediately, and will terminate when exercised in full. The aggregate net proceeds for the 2025 Private Placement were $37.3 million, after deducting offering expenses. The 2025 Private Placement closed on March 14, 2025.

On April 25, 2025, we completed the sale of our maritime business to Buyer for approximately $233.5 million, before adjustments. On April 25, 2025, we and L3Harris, entered into the Settlement Agreement among us, exactEarth and L3Harris, pursuant to which, upon the closing of the Transactions, Buyer paid L3Harris $17.0 million for full and complete resolution and release of all disputes asserted in connection with the A&R L3Harris Agreement between us and L3Harris. We and Buyer further agreed that we would contribute $7.0 million of the Settlement in the form of a reduction to the cash paid by Buyer to us at the closing of the Transactions.

On April 25, 2025, we repaid with a portion of the proceeds of the Transactions all obligations and all amounts borrowed, and all obligations have terminated, under the Blue Torch Financing Agreement and the Strategic Innovation Fund (“SIF”) loan agreement. Following the closing of the Transactions, we believe that we will have sufficient working capital to operate for a period of at least one year from the issuance of the March 31, 2025 condensed consolidated financial statements based on our current cash and cash equivalents balance of $35.9 million and expected future financial results.

Blue Torch Credit Agreement

On June 13, 2022, we, as borrower, and certain of our subsidiaries, as guarantors, entered into the Blue Torch Financing Agreement with Blue Torch, as administrative agent and collateral agent, and certain lenders (the “Lenders”). The Blue Torch Financing Agreement provided for, among other things, a term loan facility in an aggregate principal amount of up to $120.0 million (the “Blue Torch Credit Facility”). A portion of the proceeds of the term loan was used to repay our then-existing $70.0 million credit facility with FP Credit Partners, L.P., and the remainder of the proceeds of the term loan may be used for general corporate purposes.

The $120.0 million term loan was available and drawn at closing, of which $19.7 million was placed in an escrow account by Blue Torch with such amount released upon our achieving certain metrics related to annualized recurring revenue and a total annualized recurring revenue leverage ratio. These metrics were achieved and the $19.7 million was released from the escrow account and delivered to us in February 2023. The term loan accrued interest at a floating rate based, at our election, on either a reference rate or a 3-month Term Secured Overnight Financing Rate (“SOFR”) (subject to a 1.0% floor), plus an interest rate margin of 7.0% for reference rate borrowings and 8.0% for 3-month Term SOFR borrowings, plus an incremental Term SOFR margin of 0.26161%. We elected the Term SOFR rate which was 15.0604% as of March 31, 2025. Principal on the term loan was only payable at maturity and interest on the term loan was due and payable quarterly for Term SOFR borrowings. We were also required to pay other customary fees and costs in connection with the Blue Torch Credit Facility, including a commitment fee in an amount equal to $2.4 million on the closing date, a $0.3 million agency fee annually and an exit fee in an amount equal to $1.8 million upon termination of the Blue Torch Financing Agreement.

On June 13, 2022, in connection with the Blue Torch Financing Agreement, we issued warrants to Blue Torch, which were exercisable for an aggregate of 437,024 shares of our Class A common stock with a per share exercise price of $16.08 (the “2022 Blue Torch Warrants”). In addition, in connection with the closing of the financing, we paid Urgent Capital LLC, a Delaware limited liability company, a fee for introducing us to the Lenders, for the purpose of loan financing, in the amount equal to $0.6 million in cash and a warrant to purchase 24,834 shares of our Class A common stock with a per share exercise price of $16.08 (the “Urgent Warrants”).

On September 27, 2023, we entered into the Waiver and Amendment No. 2 to Financing Agreement (the “Waiver and Amendment”) with Blue Torch and the Lenders, which amended the Blue Torch Financing Agreement to (a) waive an event of default under the Blue Torch Financing Agreement arising out of the total annualized recurring revenue leverage ratio being greater than the permitted ratio, (b) amend the financial covenants to provide covenant relief from the maximum debt to annualized recurring revenue leverage ratio and the maximum debt to EBITDA leverage ratio set forth in the Blue Torch Financing Agreement for future periods, and (c) provide for a second amendment exit fee. The second amendment exit fee was $1.8 million (which was an amount equal to one and a half percent (1.50%) of the aggregate outstanding principal balance of the term loans on the effective date of the Waiver and Amendment), bore interest from the date of the Waiver and Amendment at Adjusted Term SOFR for a 3-month interest period plus the applicable margin under the Financing Agreement, and was payable to Blue Torch by us in cash upon the termination of the Blue Torch Financing Agreement, either as a result of acceleration of the loans or at the final maturity date. The Waiver and Amendment required a repayment by us of $2.5 million of the outstanding principal balance of the term loans and a prepayment premium of $0.05 million, which were paid on October 2, 2023. The Waiver and Amendment also required additional reporting if our liquidity level was less than $35.0 million at any time during a month and revised the minimum liquidity covenant to require liquidity of at least $30.0 million at all times, commencing on September 30, 2023, which in both cases represented a $5.0 million incremental change from the original requirements.

On September 27, 2023, in connection with the Waiver and Amendment, we and certain affiliates of Blue Torch amended and restated the 2022 Blue Torch Warrants to reduce the per share exercise price from $16.08 to $5.44. We also concurrently issued new warrants to certain Blue Torch affiliates that are exercisable for an additional 597,082 shares of our Class A common stock at a per share exercise price of $5.44 (the “2023 Blue Torch Warrants” and together with the 2022 Blue Torch Warrants and the Urgent Warrants, the “Credit Agreement Warrants”).

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

On April 8, 2024, we entered into Amendment No. 3 to Financing Agreement (the “Third Amendment”) with Blue Torch and the Lenders, which amended the Blue Torch Financing Agreement to (i) increase the maximum debt to EBITDA leverage ratio for the monthly periods ending June 30, 2024, July 31, 2024, and August 31, 2024, and to decrease the maximum permitted ratio thereafter, and (ii) amend the minimum liquidity covenant to require liquidity of at least $20.0 million at all times, commencing on April 8, 2024, which represented a $10.0 million decrease from the requirement in effect immediately prior to the effective date of the Third Amendment. On April 8, 2024, in accordance with the terms of the Third Amendment, we made a prepayment to Blue Torch of $10.0 million in principal, plus an early termination fee of $0.2 million.

On August 27, 2024, we entered into Waiver and Amendment No. 4 to Financing Agreement (the “Fourth Amendment”) with Blue Torch and the Lenders, which amended the Blue Torch Financing Agreement to (i) waive events of default under the Blue Torch Financing Agreement arising out of the maximum debt to EBITDA leverage ratio being greater than the ratio permitted by the Blue Torch Financing Agreement and the failure to deliver the financial statements for the fiscal quarter ended June 30, 2024 required by the Blue Torch Financing Agreement, (ii) amend the financial covenants in the Blue Torch Financing Agreement to provide immediate covenant relief from the leverage ratios set forth in the Blue Torch Financing Agreement and extend the duration of the annualized recurring revenue (ARR) leverage ratio through December 31, 2024, and (iii) provide for a fourth amendment fee. The fourth amendment fee was in an amount equal to three and a half percent (3.50%) of the aggregate outstanding principal balance of the term loans on the effective date of the Fourth Amendment, bore interest from the date of the Fourth Amendment at Adjusted Term SOFR for a 3-month interest period plus the applicable margin under the Blue Torch Financing Agreement, and was paid-in-kind and added to the principal balance of the term loans. On August 27, 2024, in accordance with the terms of the Fourth Amendment, we made a prepayment to Blue Torch of $10.0 million in principal, plus an early termination fee of $0.1 million.

On November 11, 2024, we and Blue Torch entered into a forbearance agreement (the “Forbearance Agreement”), pursuant to which each of the lenders party to the Blue Torch Financing Agreement agreed not to exercise their default-related rights and remedies with respect to certain events of default related to the failure to deliver quarterly financial information as of and for the period ended June 30, 2024 that was required to be provided to the lenders by October 31, 2024, the leverage ratio being greater than required as of June 30, 2024 and our anticipated failure to file the financial statements for the fiscal quarter ended September 30, 2024 with the Securities and Exchange Commission by November 15, 2024 (collectively, the “Specified Defaults”), until the earliest to occur of (A) any other event of default other than the Specified Defaults, (B) the date on which Blue Torch delivered a notice terminating the forbearance period, which notice could have been delivered at any time upon or after the occurrence of an additional event of default or any breach of the Forbearance Agreement or (C) 11:59 p.m. Eastern Time on December 24, 2024.

On March 12, 2025, we and Blue Torch entered into the Waiver and Amendment No. 5 to Financing Agreement (the “Fifth Amendment”) to, among other things, (a) waive events of default under the Blue Torch Financing Agreement arising out of the maximum debt to EBITDA leverage ratio being greater than the ratio permitted by the Blue Torch Financing Agreement, the failure to deliver financial projections for the 2025 fiscal year and liquidity being lower than permitted by the Blue Torch Financing Agreement, (b) amend the financial covenants in the Blue Torch Financing Agreement to replace the maximum debt to EBITDA ratio with a minimum EBITDA covenant and provide relief on the recurring revenue leverage ratio set forth in the Blue Torch Financing Agreement, (c) amend the Blue Torch Financing Agreement to permit us to obtain subordinate financing secured by related liens on such junior indebtedness, (d) increase the applicable margin by 2.50% in the form of PIK interest which was fully earned, paid-in-kind and added to the principal balance of the term loans, and (e) provide for a fifth amendment fee and extension fees. As of March 31, 2025, we were still working with Blue Torch to agree on a final minimum EBITDA covenant and in April 2025, the EBITDA terms were agreed upon by Blue Torch. The fifth amendment fee was equal to $2,500 and was paid in kind by adding such fee to the principal amount after which it bore interest from the date of the Fifth Amendment at the Adjusted Term SOFR for a 3-month interest period plus the applicable margin under the Blue Torch Financing Agreement.

The Fifth Amendment also provided for an extension fee equal to $1,000, but because the Blue Torch Financing Agreement was terminated and all obligations were paid in full prior to April 30, 2025, the extension fee was waived. If the Blue Torch Financing Agreement had not been terminated and all obligations had not been paid in full on or before April 30, 2025, the extension fee would have been added to the principal balance of the term loans on such date, and an additional extension fee in an equal amount would have been added to the principal balance of the term loans on each date that is 30 days after April 30, 2025 until the Blue Torch Financing Agreement had been terminated and all obligations had been paid in full. The Fifth Amendment also required us to engage a liquidity management advisor reasonably satisfactory to Blue Torch no later than March 21, 2025, and we did so on March 21, 2025. We were in compliance with all applicable financial covenants as of March 31, 2025. On April 25, 2025, we repaid with a portion of the proceeds of the Transactions all obligations and all amounts borrowed, and all obligations have terminated, under the Blue Torch Financing Agreement.

Government Loan

As part of the Acquisition in November 2021, we assumed a loan agreement with the SIF which was recorded at fair value of the debt. As of March 31, 2025, $4.6 million was included in long-term debt, current portion on our unaudited condensed consolidated balance sheets related to the SIF loan agreement. The loan would have been repayable in 15 annual payments beginning February 28, 2026 and would have had a stated interest rate of zero. On April 25, 2025, we repaid with a portion of the proceeds of the Transactions all obligations under the SIF loan agreement.

For additional information, see Note 6 to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Equity Distribution Agreement

On September 14, 2022, we entered into an Equity Distribution Agreement (the “Equity Distribution Agreement”) with Canaccord Genuity LLC, as sales agent (the “Agent”). In accordance with the terms of the Equity Distribution Agreement, we may offer and sell shares of our Class A common stock having an aggregate offering price of up to $85.0 million from time to time through the Agent pursuant to a registration statement on Form S-3, which became effective on September 26, 2022. In June 2023, we sold approximately 2.2 million shares of our Class A common stock through this arrangement, resulting in net proceeds of $7.9 million. As of March 31, 2025, approximately $76.8 million of shares were remaining, but had not yet been sold, under the Equity Distribution Agreement. Because of the late filings of our Quarterly Reports on Form 10-Q for the quarters ended June 30, 2024 and September 30, 2024, we are unable to make sales pursuant to the Equity Distribution Agreement until we regain our eligibility to use Form S-3.

Cash Flows

The following table summarizes our net cash used in operating activities, net cash used in investing activities, and net cash provided by financing activities for the periods indicated:

	As of March 31,
(in thousands)	2025	2024
Net cash used in operating activities	$(8,429)	$(8,850)
Net cash used in investing activities	$(8,901)	$(7,179)
Net cash provided by financing activities	$37,937	$38,148

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

Net cash used in operating activities was $8.4 million for the three months ended March 31, 2025. The net cash used in operating activities reflected our net loss of $20.7 million, adjustments for non-cash items of $10.2 million and a net decrease of $3.8 million in net operating assets. Non-cash items primarily consisted of a $5.8 million change in fair value of warrant liabilities, a $5.2 million loss on decommissioned satellites and disposal of assets, $4.4 million of depreciation and amortization expense, $3.9 million of stock-based compensation expense, a $1.0 million change in fair value of contingent earnout liability, $0.9 million of debt issuance amortization costs, $0.8 million of other, net, and $0.7 million of amortization of operating lease right-of-use assets. Changes in operating assets and liabilities included a $3.8 million increase in other accrued expenses, a $2.6 million decrease in accounts receivable, net, a $2.0 million increase in contract liabilities, a $0.7 million increase in accrued wages and benefits, and a $0.5 million decrease in other long-term assets, partially offset by a $3.8 million decrease in accounts payable, a $1.6 million increase in contract assets, a $0.6 million decrease in operating lease liabilities, and a $0.2 million increase in other current assets.

Net cash used in operating activities was $8.9 million for the three months ended March 31, 2024. This reflected our net loss of $25.5 million, adjustments for non-cash items of $19.2 million and a net increase of $2.8 million in net operating assets. Non-cash items primarily consisted of $6.8 million of depreciation and amortization expense, $4.2 million change in fair value of warrant liabilities, $3.6 million of stock-based compensation expense, $2.4 million of issuance of stock warrants expense, $0.9 million of debt issuance amortization costs, $0.8 million of amortization of operating lease right-of-use assets, a $0.4 million loss on decommissioned satellites and impairment of assets, and a $0.2 gain on other, net. Changes in operating assets and liabilities primarily included a $7.1 million decrease in contract liabilities, a $2.6 million increase in accounts receivable, net, a $1.5 million decrease in accounts payable, a $0.9 million decrease in operating lease liabilities, and a $0.6 million increase in contract assets, partially offset by an $8.1 million decrease in other current assets, a $1.0 million increase in other accrued expenses, a $0.5 million decrease in other long-term assets, and a $0.3 million increase in accrued wages and benefits.

Cash Flows from Investing Activities

Cash flows from investing activities primarily relate to cash used for business acquisitions, the procurement, development, and deployment of capital assets, including satellites and related launch costs, ground stations, machinery and equipment, furniture, computer equipment and software, and leasehold improvements.

The following table summarizes our net cash used in investing activities relating to capital expenditures by source of spend:

	Three Months ended March 31,		%
(dollars in thousands)	2025	2024	Change
Spire platform / Infrastructure	$1,814	$609	198%
Customer funded (Space Services)	7,087	6,450	10%
Total CapEx	$8,901	$7,059	26%

Net cash used in investing activities was $8.9 million for the three months ended March 31, 2025. The net cash used in investing activities was driven by purchases of property and equipment of $8.9 million.

Net cash used in investing activities was $7.2 million for the three months ended March 31, 2024. This was driven by purchases of $10.9 million in short-term investments and $7.1 million of investment in property and equipment, partially offset by $10.8 million in maturities of short-term investments.

Cash Flows from Financing Activities

Cash flows from financing activities relate primarily to net proceeds from the securities purchase agreements.

Net cash provided by financing activities was $37.9 million for the three months ended March 31, 2025. The net cash provided by financing activities was driven by proceeds from the 2025 Private Placement of $37.3 million, and proceeds from exercise of stock options of $0.6 million.

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

There have been no material changes to our critical accounting policies and estimates as compared to those disclosed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates” in our 2024 Form 10-K/A.

Accounting Pronouncements Recently Adopted and Not Yet Adopted

See Note 2 to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Emerging Growth Company Status

We are an “emerging growth company,” as defined in Section 2(a)(19) of the Securities Act of 1933, as amended, as modified by the Jumpstart our Business Startups Act (the “JOBS Act”). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. We have elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that we are (i) no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our condensed consolidated financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates.

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

We have experienced and will continue to experience fluctuations in our net loss as a result of gains or losses related to revaluing certain asset and current liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. We had gains of $3.8 million for the three months ended March 31, 2025 and losses of $1.8 million for the three months ended March 31, 2024. A hypothetical 10% strengthening or weakening of the U.S. Dollar relative to the currencies in which our revenue and expenses are denominated would have resulted in an increase or decrease in our pre-tax loss of approximately $1.6 million for the three months ended March 31, 2025.

Interest Rate Sensitivity

As of March 31, 2025, we had cash and cash equivalents totaling $35.9 million, which were held primarily in demand deposit accounts. The cash and cash equivalents are held for working capital purposes or strategic investment purposes.

As of March 31, 2025, we were exposed to market risks related to fluctuations in interest rates related to the Blue Torch Credit Facility. The Blue Torch Credit Facility accrued interest at a floating rate, based, at our election, on either a reference rate or a 3-month Term SOFR rate (subject to a 1.0% floor), plus an interest rate margin of 7.0% for reference rate borrowings and 8.0% for 3-month Term SOFR borrowings, plus an incremental Term SOFR margin of 0.26161%. Accordingly, increases in SOFR previously increased our interest payments under the Blue Torch Credit Facility. For example, a hypothetical increase of 100 basis points in the interest rate of the Blue Torch Credit Facility would have had an approximately $1.1 million impact on an annual basis on our results of operations. The SIF loan was interest free.

Inflation Risk

We are exposed to inflation risk. Inflationary factors, such as increases in component parts, labor and other overhead expenses, could impair our operating results. Although there has been an increase in inflation in recent periods, it has not had a substantial impact on our results of operations for the three months ended March 31, 2025 or 2024. However, a higher rate of inflation in the future may have a negative impact on our operational and capital expenditures, which we may not be able to pass along as cost increases to our customers.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

We performed an evaluation under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rule(s) 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2025. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of March 31, 2025 because of a material weakness in our disclosure controls and procedures and the material weaknesses in internal control over financial reporting described below. Specifically, we did not design and maintain effective policies and procedures related to the communication between the finance and accounting teams regarding the status of the review and approval of documents to be filed with the Securities and Exchange Commission.

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

Remediation Efforts on Material Weaknesses in Internal Control over Financial Reporting

In response to the material weaknesses identified, we have implemented several changes to our internal control over financial reporting and will continue performing remedial actions in 2025, as described below.

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

Non-routine, Unusual or Complex Transactions

Over the course of 2022, we hired key accounting personnel and engaged with third-party technical accounting experts to improve our controls related to the identification of and proper application of GAAP accounting for non-routine, unusual, or complex transactions. Since the Merger that occurred in August 2021, warrant instruments have been accounted for in accordance with our accounting policies based on GAAP. During the fourth quarter of 2022, we trained our accounting team and designed new controls to identify and account for the fair value of the contingent earnout liability, and hired a third-party technical accounting firm to assist with the proper application of GAAP for non-routine, unusual, or complex transactions, including any business combinations that may arise in the future. With the addition of the director of technical accounting in fiscal year 2023 and the addition of a chief accounting officer in fiscal year 2024, we have placed greater reliance on our internal resources to address non-routine, unusual, or complex transactions. For the three months ended March 31, 2025, we continued to rely on the expertise of third-party valuation consultants to assist with estimating the fair value of our contingent earnout liability. We will consider engaging third-party accounting consultants for non-routine, unusual or complex transactions in the future to augment our internal resources if the circumstances warrant it.

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

Changes in Internal Control over Financial Reporting

There have been no changes (other than those described above) in our internal control over financial reporting during the fiscal quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we are involved in various legal proceedings arising from the normal course of business activities.

Stockholder Litigation

On August 20, 2024, we and two of our executive officers were named as defendants in a purported federal securities law class action filed in the United States District Court for the Eastern District of Virginia, captioned Michal Bousso v. Spire Global, Inc. et al., Court File No. 1:24-cv-1458 (the “Bousso Lawsuit”). On October 14, 2024, a second plaintiff filed a similar lawsuit against us and three current or former executive officers, also in the United States District Court for the Eastern District of Virginia, captioned Kohei Tagawa v. Spire Global, Inc. et al., Court File No. 1:24-cv-1810 (the “Tagawa Lawsuit”). On November 22, 2024, the court consolidated the Bousso Lawsuit and the Tagawa Lawsuit, appointed Michal Bousso as lead plaintiff, and renamed the case to “In re Spire Global, Inc. Securities Litigation,” Master File No. 1:24-cv-1458-MSN-WEF (the “Master Securities Lawsuit”). On December 23, 2024, the plaintiff filed an amended complaint in the Master Securities Lawsuit, which alleges violations of Sections 10(b) and 20(a) of the Exchange Act (and Rule 10b-5 thereunder), arising from or relating to our announcements in August 2024 that certain of our previously issued audited and unaudited financial statements should not be relied upon. Plaintiff alleged that we and the individual defendants made false or misleading statements relating to (1) how revenue was recognized for pre-space services for certain space contracts, and (2) how costs for certain contracts were characterized. The plaintiff sought to represent a class of shareholders who purchased or otherwise acquired our Class A common stock between May 11, 2022 and August 14, 2024. The plaintiff sought damages and other relief, including attorneys’ fees and costs. On January 22, 2025, the defendants moved to dismiss the amended complaint in its entirety. The court in the Master Securities Lawsuit held argument on our motion to dismiss on March 14, 2025. After hearing argument from both sides, the court issued its order on the record dismissing the Master Securities Lawsuit without prejudice. The court granted the plaintiff 30 days to consider whether to amend, which deadline expired on April 13, 2025. The plaintiff did not file any amended complaint or any other paper after the court’s March 14, 2025 dismissal order.

On September 5, 2024, a stockholder derivative lawsuit was filed in the United States District Court for the Eastern District of Virginia, purportedly on behalf of us against certain of our officers and directors and us (as a nominal defendant), captioned Lawrence Hollin v. Platzer et al., Court File No. 1:24-cv-01558 (the “Hollin Lawsuit”). On September 10, 2024, a second stockholder derivative lawsuit was filed in the United States District Court for the Eastern District of Virginia, also purportedly on behalf of us against certain of our officers and directors and us (as a nominal defendant), captioned Richard Cobb v. Platzer et al., Court File No. 1:24-cv-01596 (the “Cobb Lawsuit”). On November 12, 2024, a third stockholder derivative lawsuit was filed in the United States District Court for the Eastern District of Virginia, also purportedly on behalf of us against certain of our officers and directors and us (as a nominal defendant) captioned L. Robert Oros v. Platzer et al., 1:24-cv-02020 (the “Oros Lawsuit”). On November 14, 2024, the Court consolidated the Hollin Lawsuit and the Cobb Lawsuit and renamed the case to In re Spire Global, Inc. Stockholder Derivative Litigation, No. 1:24-cv-01596 (the “Master Derivative Case”). On December 2, 2024, the Court consolidated the Oros Lawsuit into the Master Derivative Case. The lawsuits in the Master Derivative Case arise out of the same subject matter as the Master Securities Lawsuit, and they allege some or all of the following claims: (1) breach of fiduciary duty; (2) gross mismanagement; (3) waste of corporate assets; (4) unjust enrichment; (5) as against the director defendants, violations of Section 14(a) of the Exchange Act and Rule 14a-9 promulgated thereunder; (6) as against the officer defendants, contribution under Sections 10(b) and 21D of the Exchange Act; and (7) aiding and abetting. Each of the lawsuits in the Master Derivative Case seeks damages and other relief, including attorneys’ fees and costs. Following the dismissal of the Master Securities Lawsuit, on April 24, 2025, each of the parties to the Master Derivative Case agreed, and filed, a stipulation for voluntary dismissal of the Master Derivative Case.

Share Purchase Agreement Litigation

As previously disclosed, on November 13, 2024, we entered into a Share Purchase Agreement (the “Purchase Agreement”) with Kpler Holding SA, a Belgian corporation (“Buyer”), pursuant to which we agreed to sell our maritime business to Buyer and enter into certain ancillary agreements (the “Transactions”). The maritime business sold pursuant to the Transactions did not include any part of our satellite network or operations. The purchase price agreed to be paid by Buyer to us at the closing of the Transactions was a cash payment based upon an enterprise value of $233.5 million, subject to certain adjustments. The Transactions also included a twelve-month transition service and data provision agreement for $7.5 million.

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

On April 6, 2025, the Company and Buyer reached an agreement to resolve the foregoing litigation and mutually release claims if closing in accordance with the terms of the Purchase Agreement occurred by April 25, 2025. On April 25, 2025, the Company dismissed the foregoing litigation following the completion of the Transactions.

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

Item 1A. Risk Factors.

Our operations and financial results are subject to various risks and uncertainties. You should carefully consider the factors described in Part I, Item 1A, “Risk Factors” in the 2024 Form 10-K/A, and as described below, which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our stock. Except as set forth below, there have been no material changes to our risk factors included in our 2024 Form 10-K/A. Our business, financial condition, results of operations, or prospects could also be harmed by risks and uncertainties not currently known to us or that we currently do not believe are material.

Significant political, trade, regulatory developments, and other circumstances beyond our control, including as a result of recently announced tariffs, could have a material adverse effect on our financial condition or results of operations.

We operate globally and sell our products in countries throughout the world. Significant political, trade, or regulatory developments in the jurisdictions in which we sell our products, such as those stemming from the change in the U.S. federal administration, are difficult to predict and may have a material adverse effect on us. Similarly, changes in U.S. federal policy that affect the geopolitical landscape could give rise to circumstances outside our control that could have negative impacts on our business operations. For example, in April 2025, the United States imposed broad tariffs on imports from virtually all countries, with particularly high tariffs on imports from China. Since this announcement, tariffs exceeding 10% for countries other than China have been suspended temporarily. In response to tariffs, some countries have implemented retaliatory tariffs on U.S. goods, while others seek to negotiate agreements regarding U.S.-imposed tariffs. Historically, tariffs have led to increased trade and political tensions and, to date, the outcome of the negotiations between the United States and the various countries is not yet clear. Political tensions as a result of trade policies could reduce trade volume, investment, technological exchange and other economic activities between major international economies, resulting in a material adverse effect on global economic conditions and the stability of global financial markets. Any changes in political, trade, regulatory, and economic conditions, including U.S. trade policies and any further increases in existing tariff rates, could have a material adverse effect on our financial condition or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On February 4, 2025, we issued restricted stock units for an aggregate of 183,550 shares of Class A common stock to certain of our employees under the 2021 Equity Incentive Plan.

These grants did not involve any underwriters, underwriting discounts or commissions or any public offering and were exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”) pursuant to the exemption for transactions by an issuer not involving any public offering under Section 4(a)(2) of the Securities Act and in reliance on similar exemptions under applicable state laws.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended March 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement (as defined in the SEC’s rules).

Item 6. Exhibits

The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q, or are incorporated herein by reference, in each case as indicated below.

Exhibit Number		Incorporated by Reference
	Description	Form	File No.	Exhibit	Filing Date
2.1	Share Purchase Agreement, dated November 13, 2024, between Kpler Holding SA and Spire Global, Inc	8-K	001-39493	2.1	November 13, 2024
3.1	Amended and Restated Certificate of Incorporation, as amended through June 5, 2024.	8-K	001-39493	3.2	June 6, 2024
3.2	Bylaws of Spire Global, Inc.	S-1	333-259733	3.2	September 23, 2021
4.1	Form of Pre-Funded Warrant.	8-K	001-39493	4.1	March 17, 2025
10.1	Contract, dated January 20, 2025, between exactEarth Ltd. and His Majesty the King in right of Canada, as represented by the Minister of Public Works and Government Services, as assigned to Spire Global Canada Subsidiary Corp. on January 21, 2025.	8-K	001-39493	10.1	February 7, 2025
10.2	Waiver and Amendment No. 5 to Financing Agreement, dated as of March 12, 2025, among Spire Global, Inc., Spire Global Subsidiary, Inc., Austin Satellite Design, LLC, Blue Torch Finance LLC and the lenders party thereto.	8-K	001-39493	10.1	March 13, 2025
10.3	Securities Purchase Agreement, dated March 12, 2025, by and between the Company and the Purchasers named therein.	8-K	001-39493	10.1	March 17, 2025
10.4	Registration Rights Agreement, dated March 12, 2025, by and between the Company and the Purchasers named therein.	8-K	001-39493	10.2	March 17, 2025
10.5	Transition Services Agreement, dated April 25, 2025, between Kpler Holding SA and Spire Global, Inc.	8-K	001-39493	10.1	April 25, 2025
10.6	Confidential Settlement Agreement and Mutual Release, dated April 25, 2025, among Spire Global, Inc., exactEarth Ltd. and L3Harris Technologies, Inc.	8-K	001-39493	10.2	April 25, 2025

10.7	Offer Letter and Executive Employment Agreement, dated March 20, 2025, between Alison Engel and Spire Global, Inc.	8-K	001-39493	10.1	March 24, 2025
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

32.1*	Certifications of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 has been formatted in Inline XBRL

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

SPIRE GLOBAL, INC.

Date: May 14, 2025	By:	/s/ Theresa Condor
Theresa Condor
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 14, 2025	By:	/s/ Alison Engel
Alison Engel
Chief Financial Officer
(Principal Financial and Accounting Officer)