Form 10-Q
period 2025-09-30
Spire Global, Inc.
filed 2025-12-17
CIK 1816017

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

The registrant had outstanding 33,100,260 shares of Class A common stock and 1,507,325 shares of Class B common stock as of December 3, 2025.

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
•
changes in our growth, strategy, future operations, financial position, requirements for additional capital, estimated revenues and losses, projected costs, prospects, and plans;
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

PART I—FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

Spire Global, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	September 30,	December 31,
	2025	2024
Assets
Current assets
Cash and cash equivalents	$20,312	$19,206
Marketable securities	76,438	—
Accounts receivable, net (including allowance of $243 and $148 as of September 30, 2025 and December 31, 2024, respectively)	5,808	11,926
Contract assets	3,950	785
Other current assets	6,524	3,278
Assets classified as held for sale	—	56,963
Total current assets	113,032	92,158
Property and equipment, net	75,261	63,338
Operating lease right-of-use assets	10,206	11,074
Goodwill	15,222	14,735
Other intangible assets	9,332	10,161
Other long-term assets	1,204	2,109
Total assets	$224,257	$193,575
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$11,368	$11,592
Long-term debt, current portion	—	93,936
Contract liabilities, current portion	28,006	22,037
Other accrued expenses	20,020	16,361
Liabilities associated with assets classified as held for sale	—	7,667
Total current liabilities	59,394	151,593
Contract liabilities, non-current	21,640	23,489
Warrant liability	201	13,641
Operating lease liabilities, net of current portion	8,354	9,598
Other long-term liabilities	1,539	6,941
Total liabilities	91,128	205,262
Commitments and contingencies (Note 10)
Stockholders’ equity
Common stock, $0.0001 par value, 1,000,000,000 Class A and 15,000,000 Class B shares authorized, 32,714,550 Class A and 1,507,325 Class B shares issued and outstanding at September 30, 2025; 25,711,165 Class A and 1,507,325 Class B shares issued and outstanding at December 31, 2024	3	3
Additional paid-in capital	601,588	536,725
Accumulated other comprehensive loss	(6,216)	(9,770)
Accumulated deficit	(462,246)	(538,645)
Total stockholders’ equity (deficit)	133,129	(11,687)
Total liabilities and stockholders’ equity	$224,257	$193,575

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Spire Global, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	$12,670	$28,568	$55,728	$88,792
Cost of revenue	8,027	15,843	32,997	55,927
Gross profit	4,643	12,725	22,731	32,865
Operating expenses:
Research and development	9,116	5,631	27,970	19,185
Sales and marketing	2,816	5,655	12,759	15,941
General and administrative	13,762	12,303	48,598	32,156
Loss on decommissioned satellites	—	246	6,270	953
Allowance for current expected credit loss on notes receivable	—	2,609	—	2,689
Total operating expenses	25,694	26,444	95,597	70,924
Loss from operations	(21,051)	(13,719)	(72,866)	(38,059)
Other income (expense):
Interest income	1,015	407	1,681	1,432
Interest expense	(2)	(4,828)	(7,418)	(14,654)
Gain on sale of a business	—	—	154,305	—
Loss on extinguishment of debt	—	—	(12,008)	—
Change in fair value of contingent earnout liability	617	515	1,428	(717)
Change in fair value of warrant liabilities	51	854	3,098	(1,109)
Issuance of stock warrants	—	—	—	(2,399)
Foreign exchange (loss) gain	(17)	4,872	10,774	2,573
Other expense, net	(291)	(530)	(802)	(1,541)
Total other income (expense), net	1,373	1,290	151,058	(16,415)
(Loss) income before income taxes	(19,678)	(12,429)	78,192	(54,474)
Income tax (benefit) provision	(2)	44	1,793	102
Net (loss) income	$(19,676)	$(12,473)	$76,399	$(54,576)
(Loss) income per share:
Basic	$(0.61)	$(0.50)	$2.52	$(2.30)
Diluted	$(0.61)	$(0.50)	$2.31	$(2.30)
Shares used in computing (loss) income per share:
Basic	32,501,417	24,921,585	30,249,828	23,745,015
Diluted	32,501,417	24,921,585	31,410,136	23,745,015

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Spire Global, Inc.

Condensed Consolidated Statements of Comprehensive (Loss) Income

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net (loss) income	$(19,676)	$(12,473)	$76,399	$(54,576)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(1,244)	(1,986)	3,526	(4,275)
Net unrealized loss on investments (net of tax)	31	4	28	2
Comprehensive (loss) income	$(20,889)	$(14,455)	$79,953	$(58,849)

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Spire Global, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(In thousands, except share amounts)

(Unaudited)

	Common Stock		Additional Paid in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance, June 30, 2025	33,743,329	$3	$596,804	$(5,003)	$(442,570)	$149,234
Release of Restricted Stock Units and Performance Stock Units	342,955	—	—	—	—	—
Issuance of common stock under Employee Stock Purchase Plan	—	—	—	—	—	—
Exercise of stock options	135,591	—	954	—	—	954
Stock compensation expense	—	—	3,830	—	—	3,830
Exercise of warrants	—	—	—	—	—	—
Net loss	—	—	—	—	(19,676)	(19,676)
Foreign currency translation adjustments	—	—	—	(1,244)	—	(1,244)
Net unrealized loss on investments (net of tax)	—	—	—	31	—	31
Balance, September 30, 2025	34,221,875	$3	$601,588	$(6,216)	$(462,246)	$133,129

	Common Stock		Additional Paid in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Loss	Deficit	(Deficit) Equity
Balance, December 31, 2024	27,218,490	$3	$536,725	$(9,770)	$(538,645)	$(11,687)
Release of Restricted Stock Units and Performance Stock Units	1,195,091	—	—	—	—	—
Issuance of common stock under Employee Stock Purchase Plan	50,266	—	443	—	—	443
Exercise of stock options	241,132	—	1,824	—	—	1,824
Stock compensation expense	—	—	14,957	—	—	14,957
Issuance of common stock under the Securities Purchase Agreements, net	4,843,750	—	36,047	—	—	36,047
Exercise of warrants	673,146	—	11,592	—	—	11,592
Net income	—	—	—	—	76,399	76,399
Foreign currency translation adjustments	—	—	—	3,526	—	3,526
Net unrealized loss on investments (net of tax)	—	—	—	28	—	28
Balance, September 30, 2025	34,221,875	$3	$601,588	$(6,216)	$(462,246)	$133,129

	Common Stock		Additional Paid in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance, June 30, 2024	26,283,274	$3	$524,567	$(6,847)	$(477,389)	$40,334
Release of Restricted Stock Units	322,436	—	—	—	—	—
Stock compensation expense	—	—	4,959	—	—	4,959
Net loss	—	—	—	—	(12,473)	(12,473)
Foreign currency translation adjustments	—	—	—	(1,986)	—	(1,986)
Net unrealized gain on investments (net of tax)	—	—	—	4	—	4
Balance, September 30, 2024	26,605,710	$3	$529,526	$(8,829)	$(489,862)	$30,838

	Common Stock		Additional Paid in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance, December 31, 2023	22,604,676	$2	$477,624	$(4,556)	$(435,286)	$37,784
Release of Restricted Stock Units and Performance Stock Units	907,182	—	—	—	—	—
Issuance of common stock under Employee Stock Purchase Plan	79,903	—	370	—	—	370
Exercise of stock options	37,758	—	269	—	—	269
Stock compensation expense	—	—	13,382	—	—	13,382
Issuance of common stock under Securities Purchase Agreements, net	2,976,191	1	37,881	—	—	37,882
Net loss	—	—	—	—	(54,576)	(54,576)
Foreign currency translation adjustments	—	—	—	(4,275)	—	(4,275)
Net unrealized loss on investments (net of tax)	—	—	—	2	—	2
Balance, September 30, 2024	26,605,710	$3	$529,526	$(8,829)	$(489,862)	$30,838

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Spire Global, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities
Net income (loss)	$76,399	$(54,576)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	9,494	16,351
Stock-based compensation	14,957	13,382
Amortization of operating lease right-of-use assets	2,307	4,104
Change in fair value of warrant liabilities	(3,098)	1,109
Change in fair value of contingent earnout liability	(1,428)	717
Issuance of stock warrants	—	2,399
Loss on decommissioned satellites and disposal of assets	6,270	1,474
Loss on extinguishment of debt	12,008	—
Gain on sale of a business	(154,305)	—
Transaction costs on sale of a business	(23,744)	—
Other, net	1,817	2,669
Changes in operating assets and liabilities:
Accounts receivable, net	7,315	741
Contract assets	(2,975)	812
Other current assets	(3,431)	8,660
Other long-term assets	1,250	1,544
Accounts payable	(3,076)	1,478
Accrued wages and benefits	2,504	675
Contract liabilities	3,231	452
Other accrued expenses	827	2,892
Operating lease liabilities	(1,866)	(4,134)
Other long-term liabilities	(8)	—
Net cash (used in) provided by operating activities	(55,552)	749
Cash flows from investing activities
Purchases of short-term investments	(97,730)	(30,147)
Maturities of short-term investments	22,600	34,897
Purchase of property and equipment	(20,895)	(21,491)
Proceeds from sale of a business, net of cash	238,948	—
Net cash provided by (used in) investing activities	142,923	(16,741)
Cash flows from financing activities
Proceeds from Securities Purchase Agreements, net	37,297	37,881
Payments on long-term debt	(105,742)	(20,113)
Payments on long-term debt closing fees	(9,091)	—
Proceeds from exercise of stock options	1,824	269
Proceeds from employee stock purchase plan	443	370
Net cash (used in) provided by financing activities	(75,269)	18,407
Effect of foreign currency translation on cash, cash equivalents and restricted cash	(10,896)	(2,486)
Net increase (decrease) in cash, cash equivalents and restricted cash	1,206	(71)
Cash, cash equivalents and restricted cash
Beginning balance	19,684	29,641
Ending balance	$20,890	$29,570
Supplemental disclosure of cash flow information
Cash paid for interest	$6,919	$10,964
Income taxes paid	$—	$46
Noncash operating, investing and financing activities
Property and equipment purchased but not yet paid	$2,264	$2,009
Right-of-use assets obtained in exchange for lease liabilities	$1,136	$490

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

On March 12, 2025, the Company entered into a Securities Purchase Agreement (the “2025 Securities Purchase Agreement”) with the purchasers named therein for the private placement (the “2025 Private Placement”) of (i) 4,843,750 shares of Class A common stock at a purchase price of $8.00 per share and (ii) pre-funded warrants (the “Pre-Funded Warrants”) to purchase 156,250 shares of Class A common stock at a purchase price of $7.9999 per Pre-Funded Warrant. The Pre-Funded Warrants had an exercise price of $0.0001 per share of Class A common stock, were exercisable immediately, and remained outstanding until fully exercised. The aggregate net proceeds for the 2025 Private Placement were $37,297, after deducting offering expenses. As of September 30, 2025, all Pre-Funded Warrants had been exercised on a cashless basis.

The Registration Rights Agreement entered into by the Company and the purchasers in the 2025 Private Placement provides for liquidated damages if the Company fails to satisfy certain obligations under the agreement, including as a result of failing to timely file a Quarterly Report on Form 10-Q. During each of the three and nine months ended September 30, 2025, the Company incurred approximately $506 of liquidated damages under this provision, which were recognized in other expense, net.

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

Results of operations for the three and nine months ended September 30, 2025, are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2025.

Revision of Previously Issued Financial Statements

As previously disclosed in Note 2 to the condensed consolidated financial statements included in the Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, the Company identified certain immaterial revisions to previously issued financial statements for the three months ended December 31, 2024 and March 31, 2025. The comparative financial information presented herein reflects these adjustments. The revisions did not impact the Company’s overall financial position, condensed consolidated statements of stockholders’ equity, statements of comprehensive loss, or statements of cash flows for the three months ended December 31, 2024, and March 31, 2025, other than the impact to net loss for those periods, as previously disclosed. Additional detail regarding the nature of these revisions is disclosed in Note 2 to the condensed consolidated financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025.

Reclassifications

Certain prior year periods amounts have been reclassified to conform with the current year period's presentation. These reclassifications had no impact on previously reported net (loss) income.

Liquidity Risks and Uncertainties

The Company has a history of operating losses and negative cash flows from operations since inception. During the nine months ended September 30, 2025, the Company used $55,552 in cash for operating activities and fully repaid its outstanding long-term debt. In connection with the closing of the Transactions, the Company received net cash proceeds of $109,450 and an additional $37,297, net of offering expenses, from the 2025 Private Placement. These proceeds enhanced the Company's cash position and are expected to support its liquidity needs.

On April 25, 2025, the Company completed the sale of its maritime business to Buyer for approximately $238,948, which reflected an increase to the original purchase price to account for funds contributed by the Buyer toward the Settlement. On April 25, 2025, the Company repaid, with a portion of the proceeds of the Transactions, all obligations and all amounts borrowed, and all obligations terminated, under the Blue Torch Financing Agreement (as defined below) and SIF (as defined below) loan agreement.

Spire Global, Inc.

Notes to Condensed Consolidated Financial Statements

(In thousands, except shares and per share data, unless otherwise noted)

(Unaudited)

The Company previously disclosed substantial doubt about its ability to continue as a going concern in its Annual Report on Form 10-K/A for the year ended December 31, 2024; however, the Company has concluded that it has sufficient liquidity to continue as a going concern for at least twelve months from the issuance date of these condensed consolidated financial statements. As of September 30, 2025, the Company had cash and cash equivalents of $20,312 and investments in short-term marketable securities of $76,438, which, together with its expected future financial results, are anticipated to provide sufficient working capital to support ongoing operations over that period. Although the Company continues to incur operating losses, excluding the gain on the Transaction, and negative cash flows, management's evaluation of these conditions supports its conclusion that current liquidity is sufficient for ongoing operations.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the dates of the condensed consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Management’s significant estimates include assumptions for revenue recognition, which requires estimates of total costs used in measuring the progress of completion for the cost-based input method; allowance for current expected credit losses; realizability of deferred income tax assets; and fair value of equity awards, contingent earnout liabilities, and warrant liabilities; the useful lives of property and equipment; and the Company's incremental borrowing rate used in accounting for operating leases. Actual results could differ from those estimates.

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

The Company invests in highly rated, investment-grade securities with the objective of minimizing the principal loss and limiting credit exposure to any single issuer. The Company’s investment policy requires securities to be investment grade and limits the amount of credit exposure to any one issuer. As of September 30, 2025, substantially all of the Company's marketable securities and certain cash equivalents, totaling $83,922, are held with a single banking institution, representing a concentration of credit risk. The maximum exposure to loss is limited to the carrying amount of this cash and these marketable securities. The Company monitors the financial condition of the institution and believes the risk of loss is mitigated by its financial strength and the liquidity of the investments. Marketable debt securities are classified as available-for-sale and as short-term or long-term based on contractual maturity. Unrealized gains and losses on marketable debt securities are recognized in accumulated other comprehensive loss, and interest is included in interest income on the condensed consolidated statements of operations.

The following table shows components of cash, cash equivalents, and restricted cash reported on the condensed consolidated balance sheets and in the condensed consolidated statements of cash flows as of the dates indicated:

	September 30,	December 31,
	2025	2024
Cash and cash equivalents	$20,312	$19,206
Restricted cash included in other long-term assets	578	478
	$20,890	$19,684

Concentrations of Credit Risk and Geographic Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash, cash equivalents and restricted cash, marketable securities, notes receivable, and accounts receivable. The Company typically has cash accounts in excess of Federal Deposit Insurance Corporation insurance coverage limits. The Company has a $4,500 note receivable and a $744 accrued interest balance outstanding relating to one customer. Both the note and the accrued interest are on nonaccrual status as of September 30, 2025 and December 31, 2024. The Company has an allowance for current expected credit loss on the

Spire Global, Inc.

Notes to Condensed Consolidated Financial Statements

(In thousands, except shares and per share data, unless otherwise noted)

(Unaudited)

note receivable and accrued interest balance for the full amount as of each of September 30, 2025 and December 31, 2024 (see Note 10).

The Company also operates globally, and a substantial portion of its assets are located in certain geographic regions. As of September 30, 2025, the allocation of the Company's assets by region was as follows:

	September 30, 2025	December 31, 2024
EMEA(1)	76%	62%
Americas	24%	38%
Total	100%	100%
(1)
United Kingdom represented 47% and 43% as of September 30, 2025 and December 31, 2024, respectively. Germany represented 17% as of September 30, 2025. Luxembourg represented 12% and 10% as of September 30, 2025 and December 31, 2024, respectively.

The Company has a concentration of vendor purchases. The Company believes its reliance on its vendors could be shifted over a period of time to alternative vendors should such a change be necessary. If the Company were to be unable to obtain alternative vendors due to factors beyond its control, operations would be disrupted until alternative vendors were secured. The Company had one vendor from whom purchases of equipment, components and services individually represented 10% or more of the Company’s total purchases for each of the nine months ended September 30, 2025 and 2024.

The Company’s policy is to place receivables on nonaccrual status when collection of principal or interest is no longer reasonably assured, typically when amounts are more than 90 days past due or earlier if indicators of credit deterioration exist. Interest income is not recognized on nonaccrual assets. A receivable is returned to accrual status only when all past-due amounts are repaid and future collectability is reasonably assured.

The Company has a concentration of contractual revenue arrangements with various government agencies. The following customers represented 10% or more of the Company’s total revenue and total accounts receivable for each of the following periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
Revenue:	2025	2024	2025	2024
Customer A (1)	35%	20%	21%	22%
Customer B	13%	12%	10%	*
Customer C	*	*	10%	*
Customer D	*	*	*	11%

* Revenue from customer was less than 10% of total revenue during the applicable period.

(1) Consists of multiple U.S. government agencies, of which one government agency represented greater than 10% of total revenue for the three months ended September 30, 2024.

Accounts Receivable:	September 30, 2025	December 31, 2024
Customer B	23%	*
Customer C	*	13%
Customer E	*	13%

* Accounts receivable from customer was less than 10% of total accounts receivable during the applicable period.

Related Parties

In conjunction with the Company’s acquisition of exactEarth (the “Acquisition”) in November 2021, Myriota Pty Ltd. (“Myriota”), an existing Spire customer, became a related party as a result of exactEarth’s approximately 13% ownership of Myriota at the time of acquisition. As of September 30, 2025, the Company had 7.7% ownership of Myriota. The investment in Myriota of $50 and $858 was included in other long-term assets, including restricted cash on the condensed consolidated balance sheets as of September 30, 2025, and December 31, 2024, respectively. The Company accounts for this investment using the equity method of accounting due to its representation on Myriota’s board of directors. The Company’s share of earnings or losses on the investment is recorded on a one month lag, due to the timing of receiving financial statements from Myriota and is presented as a component of other expense, net in the condensed consolidated statements of operations. The Company generated immaterial revenue from Myriota for the three and nine months ended September 30, 2025

Spire Global, Inc.

Notes to Condensed Consolidated Financial Statements

(In thousands, except shares and per share data, unless otherwise noted)

(Unaudited)

, and had $281 of accounts receivable from Myriota as of September 30, 2025. The Company generated $115 and $558 in revenue from Myriota for the three and nine months ended September 30, 2024, respectively, and had $52 of accounts receivable from Myriota as of December 31, 2024.

Accounting Pronouncements Not Yet Adopted

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Updated (“ASU”) 2023-09, Income Taxes (Topic 740)—Improvements to Income Tax Disclosures, which includes amendments that further enhance income tax disclosures, primarily through standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. The guidance is effective for annual reporting periods beginning after December 15, 2024, with early adoption permitted, and should be applied prospectively or retrospectively. The Company is currently evaluating the impact that the adoption of ASU 2023-09 will have on its consolidated financial statements and disclosures.

In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40). Additionally, in January 2025, the FASB issued ASU 2025-01 to clarify the effective date of ASU 2024-03. The standard provides guidance to expand disclosures related to the disaggregation of income statement expenses. The standard requires, in the notes to the financial statements, disclosure of specified information about certain costs and expenses, which includes purchases of inventory, employee compensation, depreciation and intangible asset amortization included in each relevant expense caption. This guidance is effective for fiscal years beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027, on a retrospective or prospective basis, with early adoption permitted. The Company is assessing the guidance, noting the adoption impacts disclosure only.

In July 2025, the FASB issued ASU 2025-05 Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets to simplify how entities estimate expected credit losses on current accounts receivable and current contract assets. The ASU provides a practical expedient for all entities to assume that current economic conditions will not change for the remaining life of these assets when forecasting credit losses. The guidance is effective for annual and interim reporting periods within fiscal years beginning after December 15, 2025, with early adoption permitted. The Company does not expect this ASU to have a material impact on its consolidated financial statements.

In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which modernizes the accounting for internal-use software by removing prescriptive development stages and clarifying the capitalization threshold. It also clarifies that capitalized internal-use software costs are subject to the disclosure requirements of Topic 360, Property, Plant, and Equipment, and are not required to follow the disclosures for other intangible assets. The guidance is effective for annual and interim periods beginning after December 15, 2027. The Company is currently evaluating the impact that the adoption of ASU 2025-06 will have on its consolidated financial statements and disclosures.

3.
Revenue, Contract Assets, Contract Liabilities and Remaining Performance Obligations

The Company recognizes revenue for certain long-term contracts using the percentage-of-completion method, measured on a cost-to-cost basis. From time to time, the Company revises its estimates of total costs for these contracts. Changes in estimated total costs for contracts using the percentage-of-completion method resulted in revenue reductions of $553 and $1,417 for the three and nine month ended September 30, 2025, respectively.

Disaggregation of Revenue

Revenue from subscription-based contracts was $8,913 and $42,995, or 70% and 77% of total revenue, for the three and nine months ended September 30, 2025, respectively, and was $20,200 and $57,959, or 71% and 65% of total revenue, for the three and nine months ended September 30, 2024, respectively. Revenue from non-subscription-based contracts was $3,757 and

Spire Global, Inc.

Notes to Condensed Consolidated Financial Statements

(In thousands, except shares and per share data, unless otherwise noted)

(Unaudited)

$12,733, or 30% and 23% of total revenue, for the three and nine months ended September 30, 2025, respectively, and was $8,368 and $30,833, or 29% and 35% of total revenue, for the three and nine months ended September 30, 2024, respectively.

The following revenue disaggregated by geography, derived from billing addresses, was recognized:

	Three Months Ended September 30, 2025		Nine Months Ended September 30, 2025
Americas (1)	$7,806	62%	$33,970	61%
EMEA(2)	3,999	31%	18,203	33%
Asia Pacific	865	7%	3,555	6%
Total	$12,670	100%	$55,728	100%

	Three Months Ended September 30, 2024		Nine Months Ended September 30, 2024
Americas (1)	$14,304	50%	$50,864	57%
EMEA(2)	12,334	43%	31,729	36%
Asia Pacific	1,930	7%	6,199	7%
Total	$28,568	100%	$88,792	100%

Revenue from individual geographic regions that represent less than 10% of total revenue for the periods presented are not separately disclosed.

(1)
U.S. represented 52% of total revenue for each of the three and nine months ended September 30, 2025, and 44% and 42% of total revenue for the three and nine months ended September 30, 2024, respectively. Canada represented 15% of total revenue for the nine months ended September 30, 2024.
(2)
United Kingdom represented 11% of total revenue for each of the nine months ended September 30, 2025 and 2024. Belgium represented 11% of total revenue for the three months ended September 30, 2025. France represented 16% of total revenue for the three months ended September 30, 2024.

Contract Assets

As of September 30, 2025 and December 31, 2024, the Company reported contract assets were $3,950 and $785, respectively, which were reported as contract assets on the condensed consolidated balance sheets.

Changes in contract assets for the nine months ended September 30, 2025 and 2024 were as follows:

	2025	2024
Balance as of January 1	$785	$4,917
Contract assets recorded during the period	4,667	3,967
Reclassified to accounts receivable	(1,573)	(4,724)
Other	71	(12)
Balance as of September 30	$3,950	$4,148

Contract Liabilities

As of September 30, 2025, the Company reported total contract liabilities of $49,646, consisting of $28,006 classified as the current portion of contract liabilities and $21,640 included in other long-term liabilities on the condensed consolidated balance sheets. As of December 31, 2024, total contract liabilities were $45,526, of which $22,037 was classified as the current portion of contract liabilities and $23,489 was included in other long-term liabilities on the condensed consolidated balance sheets.

Changes in contract liabilities for the nine months ended September 30, 2025 and 2024 were as follows:

	2025	2024
Balance as of January 1	$45,526	$49,101
Contract liabilities recorded during the period	21,508	33,650
Revenue recognized during the period	(18,398)	(33,202)
Other	1,010	231
Balance as of September 30	$49,646	$49,780

Spire Global, Inc.

Notes to Condensed Consolidated Financial Statements

(In thousands, except shares and per share data, unless otherwise noted)

(Unaudited)

Remaining Performance Obligations

The Company has performance obligations associated with commitments in customer contracts for future services that have not yet been recognized as revenue. These commitments for future services exclude (i) contracts with an original term of one year or less, and (ii) cancellable contracts. As of September 30, 2025, the amount not yet recognized as revenue from these commitments was $223,113.

The Company expects to recognize its remaining performance obligations as of September 30, 2025, over the following periods:

	September 30, 2025
1 to 12 months	$76,585	34%
13 to 24 months	58,255	26%
25 to 36 months	36,714	17%
37 to 48 months	22,142	10%
Remaining	29,417	13%
Total	$223,113	100%

4.
Balance Sheet Components

Other current assets consisted of the following:

	September 30,	December 31,
	2025	2024
Technology and other prepaid contracts	$2,705	$838
Other receivables	1,953	648
Prepaid insurance	1,219	1,076
Deferred contract costs	140	297
Other	507	419
Other current assets	$6,524	$3,278

Property and equipment, net consisted of the following:

	September 30,	December 31,
	2025	2024
Satellites in-service	$25,672	$32,768
Internally developed software	2,377	1,760
Ground stations in-service	4,988	4,978
Leasehold improvements	6,084	5,707
Machinery and equipment	6,545	5,479
Computer equipment	1,485	1,327
Computer software and website development	99	99
Furniture and fixtures	1,528	1,335
	48,778	53,453
Less: Accumulated depreciation and amortization	(21,637)	(25,748)
	27,141	27,705
Satellite, launch, and ground station work in progress	37,322	27,624
Finished satellites not yet placed in-service	10,798	8,009
Property and equipment, net	$75,261	$63,338

Depreciation and amortization expense related to property and equipment was $2,170 and $8,343 for the three and nine months ended September 30, 2025, respectively. Depreciation and amortization expense related to property and equipment was $2,328 and $13,733 for the three and nine months ended September 30, 2024, respectively.

The Company recorded losses of $0 and $6,270 on decommissioned satellites for the three and nine months ended September 30, 2025, respectively, and $246 and $953 on decommissioned satellites for the three and nine months ended September 30, 2024, respectively. These losses are recorded in a separate line item within operating expenses on the condensed consolidated

Spire Global, Inc.

Notes to Condensed Consolidated Financial Statements

(In thousands, except shares and per share data, unless otherwise noted)

(Unaudited)

statement of operations. The loss on decommissioned satellites during the nine months ended September 30, 2025 was primarily due to the Company’s decision to stop supporting three underperforming satellites and the deorbiting of an additional three satellites. The loss on decommissioned satellites during the three and nine months ended September 30, 2024 was primarily due to failure to establish communications with multiple satellites. These satellites were written off at their net book value as no recoverable value was expected upon disposal.

Other accrued expenses consisted of the following:

	September 30,	December 31,
	2025	2024
Operating lease liabilities, current	$4,179	$3,260
Professional services	3,688	2,622
Accrued operating costs	1,877	1,829
Accrued wages and benefits	5,426	3,335
Accrued interest	—	1,709
Legal matters	—	1,479
Software	898	792
Corporate and sales tax	969	120
Other	2,983	1,215
Other accrued expenses	$20,020	$16,361

Accumulated other comprehensive (loss) income consisted of the following:

	Three Months Ended September 30, 2025			Nine Months Ended September 30, 2025
	Foreign Currency Translation Adjustment	Unrealized (Losses) Gains on Available-for-sale Debt Securities, net	Total	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) on Available-for-sale Debt Securities, net	Total
Beginning balance	$(5,000)	$(3)	$(5,003)	$(9,770)	$—	$(9,770)
Other comprehensive (loss) income before reclassifications	(1,244)	31	(1,213)	(5,921)	28	(5,893)
Less: Amount of loss reclassified from AOCI	—	—	—	9,447	—	9,447
Net current period other comprehensive (loss) income	(1,244)	31	(1,213)	3,526	28	3,554
Ending balance	$(6,244)	$28	$(6,216)	$(6,244)	$28	$(6,216)

	Three Months Ended September 30, 2024			Nine Months Ended September 30, 2024
	Foreign Currency Translation Adjustment	Unrealized (Losses) Gains on Available-for-sale Debt Securities, net	Total	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) on Available-for-sale Debt Securities, net	Total
Beginning balance	$(6,846)	$(1)	$(6,847)	$(4,557)	$1	$(4,556)
Other comprehensive (loss) income before reclassifications	(1,986)	4	(1,982)	(4,275)	2	(4,273)
Less: Amount of gain (loss) reclassified from AOCI	—	—	—	—	—	—
Net current period other comprehensive (loss) income	(1,986)	4	(1,982)	(4,275)	2	(4,273)
Ending balance	$(8,832)	$3	$(8,829)	$(8,832)	$3	$(8,829)

The components of accumulated other comprehensive loss, which are included in stockholders' equity, consist of foreign currency translation adjustments and unrealized gains on available-for-sale securities. During the nine months ended September

Spire Global, Inc.

Notes to Condensed Consolidated Financial Statements

(In thousands, except shares and per share data, unless otherwise noted)

(Unaudited)

30, 2025, the Company reclassified $9,447 out of accumulated other comprehensive loss, with the entire amount recorded in gain on the sale of business within the condensed consolidated statements of operations.

5.
Goodwill and Intangible Assets

The following table summarizes changes in goodwill balance:

Balance at December 31, 2024	$14,735
Impact of foreign currency translation	487
Balance as of September 30, 2025	$15,222

Other intangible assets consisted of the following:

	September 30, 2025
	Gross Carrying Amount	Accumulated Amortization
Developed technology	$12,677	$(4,050)
Trade names	2,149	(1,647)
Patents	393	(364)
FCC licenses	480	(306)
	$15,699	$(6,367)

	December 31, 2024
	Gross Carrying Amount	Accumulated Amortization
Developed technology	12,270	(3,153)
Trade names	2,080	(1,282)
Patents	393	(345)
FCC licenses	480	(282)
	$15,223	$(5,062)

As of September 30, 2025, the weighted-average amortization period for developed technology was 8.2 years, for trade names was 1.2 years, and for patents and FCC licenses was 5.1 years. Amortization expense related to intangible assets was $387 and $1,151 for the three and nine months ended September 30, 2025, respectively, and $871 and $2,619 for the three and nine months ended September 30, 2024, respectively. No impairment charges were recognized for the three and nine months ended September 30, 2025 and 2024.

As of September 30, 2025, the expected future amortization expense of intangible assets is as follows:

Fiscal year ending December 31,	Future Amortization Expense
Remainder of 2025	$385
2026	1,498
2027	1,095
2028	1,091
2029	1,089
Thereafter	4,174
$9,332

6.
Assets Held for Sale

On November 13, 2024, the Company entered into the Purchase Agreement to sell its maritime business to Buyer. On April 25, 2025, the Company completed the sale of its maritime business to Buyer for approximately $238,948, which reflected an increase to the original purchase price to account for funds contributed by the Buyer toward the Settlement. The Company recognized a gain of $154,305 on the sale, which is included in gain on sale of a business in the condensed consolidated statement of operations for the three and nine months ended September 30, 2025.

Spire Global, Inc.

Notes to Condensed Consolidated Financial Statements

(In thousands, except shares and per share data, unless otherwise noted)

(Unaudited)

The maritime business generated income before income taxes of approximately $283 and $4,187 for the three and nine months ended September 30, 2025, respectively, and $6,867 and $13,062 for the three and nine months ended September 30, 2024, respectively.

7.
Long-Term Debt

As of September 30, 2025, the Company did not have any long-term debt, as the Transactions were completed on April 25, 2025.

The Company recorded interest expense, including amortization of deferred issuance costs from long-term debt, of $0 and $7,410 and for the three and nine months ended September 30, 2025, respectively, and $4,825 and $14,650 for the three and nine months ended September 30, 2024, respectively.

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

On April 25, 2025, the Company repaid, with a portion of the proceeds of the Transactions, all obligations and all amounts borrowed, and all obligations terminated, under the Blue Torch Financing Agreement. The outstanding principal, exit fees, termination penalties, applicable premium and accrued interest under the Blue Torch Financing Agreement that the Company paid to Blue Torch amounted to, in the aggregate, approximately $108,557. The Company recognized $10,541 as a loss on extinguishment of debt on the condensed consolidated statements of operations during the nine months ended September 30, 2025 upon the repayment of the Blue Torch Credit Facility.

Government Loan

The Company assumed an interest free loan agreement with the Strategic Innovation Fund (“SIF”) upon the Acquisition which was recorded at an amount equal to the proceeds received. Any amount outstanding under this loan would have been repayable in 15 annual payments beginning February 28, 2026, and would have had a stated interest rate of zero. On April 25, 2025, the Company repaid all obligations under the SIF loan agreement. The Company recognized $1,467 as a loss on extinguishment of debt on the condensed consolidated statements of operations during the nine months ended September 30, 2025 upon the repayment of the SIF loan. The SIF loan agreement balance was $0 and $4,618, which was included in other long-term liabilities on the condensed consolidated balance sheets as of September 30, 2025 and December 31, 2024, respectively.

8.
Leases

Operating lease expenses were $1,330 and $3,354 for the three and nine months ended September 30, 2025, respectively, and were $1,118 and $3,443 for the three and nine months ended September 30, 2024, respectively. Aggregate variable lease expenses and short-term lease expenses were $407 and $1,129 for the three and nine months ended September 30, 2025, respectively, and $322 and $923 for the three and nine months ended September 30, 2024, respectively.

Spire Global, Inc.

Notes to Condensed Consolidated Financial Statements

(In thousands, except shares and per share data, unless otherwise noted)

(Unaudited)

The following table provides the required information regarding the Company’s leases for which the Company is the lessee:

	September 30,	December 31,
	2025	2024
Assets
ROU assets	$10,206	$11,074
Liabilities
Current	$4,179	$3,260
Non-current	8,354	9,598
Total lease liabilities	$12,533	$12,858
Weighted-average remaining lease term (years)	4.5	4.8
Weighted-average discount rate	9%	9%

Approximately 87% of the Company’s right-of-use (“ROU”) assets and lease liabilities relate to office facilities leases, with the remaining amounts representing primarily ground station leases.

As of September 30, 2025, the maturity of operating lease liabilities are as follows:

Fiscal year ending December 31,
Remainder of 2025	$1,991
2026	4,018
2027	2,850
2028	2,052
2029	1,776
Thereafter	2,213
Total lease payments	14,900
Less: Interest on lease payments	(2,367)
Present value of lease liabilities	$12,533

Operating cash payments included in the measurement of operating lease liabilities were $611 and $1,866 for the three and nine months ended September 30, 2025, respectively, and were $898 and $4,134 for the three and nine months ended September 30, 2024, respectively, all of which were included in net cash used in operating activities in the condensed consolidated statements of cash flows. Amortization of ROU assets was $788 and $2,307 for the three and nine months ended September 30, 2025, respectively, and $801 and $4,104 for the three and nine months ended September 30, 2024, respectively.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables present the Company’s fair value hierarchy for its financial instruments that are measured at fair value on a recurring basis.

	September 30, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents:
Money market funds	$6,984	$—	$—	$6,984
U.S. treasury bills and bonds	500	—	—	500
	$7,484	$—	$—	$7,484
Marketable securities:
Commercial paper	$—	$62,610	$—	$62,610
U.S. treasury bills and bonds	13,828	—	—	13,828
	$13,828	$62,610	$—	$76,438
Liabilities:
Long-term liabilities:
Credit Agreement Warrants	$—	$201	$—	$201
Contingent earnout liability	—	—	27	27
	$—	$201	$27	$228

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents:
Money market funds	$3,157	$—	$—	$3,157
	$3,157	$—	$—	$3,157
Liabilities:
Long-term liabilities:
Credit Agreement Warrants	$—	$13,641	$—	$13,641
Contingent earnout liability	—	—	1,455	1,455
	$—	$13,641	$1,455	$15,096

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

As of September 30, 2025, Urgent Warrants exercisable for 24,834 shares of Class A common stock remained outstanding.

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

The table below quantifies the significant inputs used for the Credit Agreement Warrants:

	September 30,	December 31,
	2025	2024
Fair value of the Company’s Class A common stock	$10.99	$14.07
Exercise price	$16.08	$5.44 - 16.08
Risk-free interest rate	3.93%	4.48%
Expected volatility factor	89.0%	96.0%
Expected dividend yield	—%	—%
Remaining contractual term (in years)	6.7	7.4 - 8.7

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

Contingent Earnout Liability

In connection with the Merger, eligible Spire Global Subsidiary, Inc. equity holders are entitled to receive additional shares of the Company’s Class A common stock upon the achievement of certain earnout triggering events. The estimated fair value of the contingent earnout liability is determined using a Monte Carlo simulation that models a distribution of potential outcomes on a monthly basis over the earnout period, which is a period up to five years post-closing of the Merger, prioritizing the most reliable information available, making this fair value classified as a Level 3 liability. The assumptions utilized in the calculation are based on the achievement of certain stock price milestones, including the current price of the Company’s Class A common stock, expected volatility, risk-free interest rate, expected term and expected dividend yield. Because the valuation relies on significant unobservable inputs, the fair value measurement is subject to inherent uncertainty. Reasonably possible changes in these inputs, such as expected volatility, timing of milestone achievement, or other key assumptions, could materially increase or decrease the fair value of the contingent earnout liability.

The Company’s policy is to recognize transfers between levels of the fair value hierarchy as of the date of the event or change in circumstances that caused the transfer. There were no transfers between levels during the periods presented.

The table below quantifies the significant inputs used for the contingent earnout liability:

	September 30,	December 31,
	2025	2024
Fair value of the Company’s Class A common stock	$10.99	$14.07
Risk-free interest rate	3.72%	4.22%
Expected volatility factor	89.0%	96.0%
Earnout expiration date	August 16, 2026	August 16, 2026

The following table presents a summary of the changes in the fair value of the Company’s Level 3 financial instruments that are measured at fair value on a recurring basis:

Contingent Earnout Liability
Fair value as of December 31, 2024	$1,455
Change in fair value of contingent earnout liability	(1,428)
Fair value as of September 30, 2025	$27

Spire Global, Inc.

Notes to Condensed Consolidated Financial Statements

(In thousands, except shares and per share data, unless otherwise noted)

(Unaudited)

Cash, Cash Equivalents, and Marketable Securities

The following tables summarize the Company’s cash, cash equivalents, and marketable securities by significant category:

	September 30, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$12,828	$—	$—	$12,828
Cash equivalents:
Money market funds	6,984	—	—	6,984
U.S. treasury bills and bonds	500	—	—	500
	$20,312	$—	$—	$20,312
Marketable Securities:
Commercial paper	$62,585	$—	$25	$62,610
U.S. treasury bills and bonds	13,825	—	3	13,828
	$76,410	$—	$28	$76,438

	December 31, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$16,049	$—	$—	$16,049
Cash equivalents:
Money market funds	3,157	—	—	3,157
	$19,206	$—	$—	$19,206

The following table represents amortized cost and estimated fair value of marketable securities, by contractual maturity:

	September 30, 2025
	Amortized Cost	Fair Value
Due in one year or less	$76,410	$76,438

In accordance with the Company's investment policy, investments are placed in investment grade securities with high credit quality issuers, and generally limit the amount of credit exposure to any one issuer. The Company evaluates securities for impairment at the end of each reporting period. The Company evaluates securities for impairment and credit risk at the end of each reporting period.

The Company did not record any impairment charges related to its available-for-sale securities during the three and nine months ended September 30, 2025 and 2024. The Company has concluded that no allowance for credit losses is necessary for these unrealized losses based on the credit quality of the securities and the liquidity and maturity considerations.

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

Under the A&R L3Harris Agreement, the Company was required to pay a 30% share of S-AIS data revenues for the portion of exactEarth annual S-AIS data revenue which is in excess of $16,000. No revenue share was owed to L3Harris under the A&R L3Harris Agreement, with respect to AIS Analytics sales, as of or for the three and nine months ended September 30, 2025 and 2024. The Company recognized $0 and $1,627 in cost of revenue on the condensed consolidated statements of operations for costs incurred to acquire exclusive access rights to data generated from satellites for the three and nine months ended September 30, 2025, respectively, and $1,239 and $3,722 for the three and nine months ended September 30, 2024, respectively.

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

Note Receivable

The Company has outstanding a $4,500 note receivable plus accrued interest of $744 issued to a Space Services customer as of September 30, 2025. The note and accrued interest were due in October 2024. The Company is aware that the customer has been using cash in its operations and its available cash is low. The customer did not pay the note and accrued interest when it was due. Due to the customer's nonpayment and financial condition, the Company ceased accruing additional interest on the note as of November 1, 2024. The Company has an allowance for current expected credit loss on the note receivable and accrued interest balance for the full amount of $5,244 as of September 30, 2025.

11.
Stock-Based Compensation

In connection with the Merger, the Company adopted the 2021 Equity Incentive Plan (the “2021 Plan”) and the 2021 Employee Stock Purchase Plan (the “2021 ESPP”). The number of shares available for issuance under the 2021 Plan is increased on the first day of each fiscal year, beginning on January 1, 2022, in an amount as provided in the 2021 Plan. Pursuant to this automatic

Spire Global, Inc.

Notes to Condensed Consolidated Financial Statements

(In thousands, except shares and per share data, unless otherwise noted)

(Unaudited)

increase feature of the 2021 Plan, 1,285,558 shares were added as available for issuance thereunder on January 1, 2025. As of September 30, 2025, 1,095,506 shares were available for issuance under the 2021 Plan.

The number of shares available for issuance under the 2021 ESPP is increased on the first day of each fiscal year, beginning on January 1, 2022, in an amount as provided in the 2021 ESPP. Pursuant to this automatic increase feature of the 2021 ESPP, 257,111 shares were added as available for issuance thereunder on January 1, 2025. As of September 30, 2025, 803,675 shares were available for issuance under the 2021 ESPP.

The following table summarizes stock option activity under our equity compensation plans:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ('000)
			(in years)
Options outstanding as of December 31, 2024	1,978,557	$16.72	4.5
Granted	21,650	$11.00
Exercised	(241,132)	$7.57
Forfeited, canceled, or expired	(146,090)	$18.96
Options outstanding as of September 30, 2025	1,612,985	$17.81	4.3	$561
Vested and expected to vest at September 30, 2025	1,612,985	$17.81	4.3	$561
Exercisable at September 30, 2025	1,591,335	$17.91	4.2	$561

The aggregate intrinsic value of options exercised was $696 and $1,189 during the three and nine months ended September 30, 2025, respectively, and was $0 and $189 during the three and nine months ended September 30, 2024, respectively. The cash proceeds from the options exercised was $954 and $1,824 during the three and nine months ended September 30, 2025, respectively, and $0 and $269 during the three and nine months ended September 30, 2024, respectively. The aggregate fair value of options vested was $29 and $400 during the three and nine months ended September 30, 2025, respectively, and $749 and $2,435 during the three and nine months ended September 30, 2024, respectively. There were 21,650 and 33,901 options granted during the three and nine months ended September 30, 2025 and 2024, respectively.

The following table summarizes restricted stock unit (“RSU”) activity under the 2021 Plan:

	Number of RSUs	Weighted Average Grant Date Fair Value per Share
Outstanding as of December 31, 2024	2,777,156	$10.32
RSUs granted	1,470,585	$11.68
RSUs and PSUs vested	(1,195,091)	$11.49
RSUs forfeited	(584,055)	$9.97
Outstanding as of September 30, 2025	2,468,595	$10.65

For RSUs with service-based vesting conditions, the fair value is calculated based upon the Company’s closing stock price on the date of grant, and the stock-based compensation expense is recognized over the applicable grant vesting term, generally three to four years. For performance stock units (“PSUs”), the awards vest based on the achievement of certain performance goals over a specified period, generally ranging from four to five years. The fair value of PSUs is calculated based on the Company’s closing stock price on the grant date. Stock-based compensation expense is recognized over the applicable vesting period based on the number of units expected to vest. The aggregate fair value of RSUs and PSUs vested was $2,984 and $11,889 during the three and nine months ended September 30, 2025, respectively, and $1,471 and 5,814 during the three and nine months ended September 30, 2024, respectively.

In connection with the sale of the Company’s maritime business, certain employees affected by the transaction had their outstanding RSUs accelerated. This acceleration resulted in incremental stock‑based compensation expense of $0 and $1,517 for the three and nine months ended September 30, 2025, respectively. The accelerated RSUs retained their original grant terms.

Spire Global, Inc.

Notes to Condensed Consolidated Financial Statements

(In thousands, except shares and per share data, unless otherwise noted)

(Unaudited)

As of September 30, 2025, there was $20,655 of total unrecognized compensation expense related to options, RSUs, and PSUs expected to be recognized over a weighted average period of 2.3 years.

The following table summarizes the components of total stock-based compensation expense based on roles and responsibilities of the employees within the condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cost of revenue	$62	$58	$254	$182
Research and development	747	1,180	2,409	3,408
Sales and marketing	219	893	2,187	2,512
General and administrative	2,802	2,828	10,107	7,280
	$3,830	$4,959	$14,957	$13,382

12.
Equity Transactions

On September 14, 2022, the Company entered into an Equity Distribution Agreement with Canaccord Genuity LLC, under which it could offer and sell up to $85,000 of the Company's Class A common stock pursuant to a registration statement on Form S-3, which became effective on September 26, 2022. In June 2023, approximately 2.2 million shares were sold through this arrangement, generating net proceeds of $7,988. As of September 30, 2025, approximately $76,765 of shares remained unsold; however, due to late filings of the Company’s Quarterly Reports on Form 10-Q for the quarters ended June 30, 2024, September 30, 2024, and June 30, 2025, and this Quarterly Report on Form 10-Q, and the expiration of the applicable registration statement, no further sales can be made under the agreement.

On February 4, 2024, the Company and Signal Ocean Ltd. entered into a securities purchase agreement for the issuance and sale of 833,333 shares of the Company’s Class A common stock at a price of $12.00 per share, resulting in net proceeds of $9,825, after deducting offering expenses.

On March 21, 2024, the Company entered into a Securities Purchase Agreement with institutional investors and issued 2,142,858 shares of Class A common stock at an offering price of $14.00 per share, for aggregate net proceeds of $28,056, after deducting offering expenses. The accompanying warrants to purchase 2,142,858 shares of Class A common stock had an exercise price of $14.50 per share, were exercisable from March 25, 2024 to July 3, 2024, and expired unexercised.

The Company engaged Alliance Global Partners as placement agent in connection with the offering under the Securities Purchase Agreement, paid them $1,800, and agreed to pay additional fees on any warrant exercises, which did not occur prior to the expiration of the warrants.

On March 12, 2025, the Company entered into the 2025 Securities Purchase Agreement with the purchasers named therein for the 2025 Private Placement of 4,843,750 shares of Class A common stock at a purchase price of $8.00 per share and 156,250 Pre-Funded Warrants at $7.9999 per Pre-Funded Warrant. The Pre-Funded Warrants were exercisable immediately at an exercise price of $0.0001 per share and remained outstanding until fully exercised. The aggregate net proceeds from the 2025 Private Placement were $37,297, after deducting offering expenses. The 2025 Private Placement closed on March 14, 2025.

13.
Net (Loss) Income per Share

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

Spire Global, Inc.

Notes to Condensed Consolidated Financial Statements

(In thousands, except shares and per share data, unless otherwise noted)

(Unaudited)

The computation of net (loss) income per share and weighted average Class A common stock outstanding for the period presented is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator:
Net (loss) income	$(19,676)	$(12,473)	$76,399	$(54,576)
Income allocated to participating Securities Purchase Agreement Warrants	—	—	(225)	—
Basic net (loss) income attributable to common stockholders	(19,676)	(12,473)	76,174	(54,576)
Removal of mark-to-market adjustment for 2022 Blue Torch Warrants	—	—	(1,472)	—
Removal of mark-to-market adjustment for 2023 Blue Torch Warrants	—	—	(2,136)	—
Adjustment to income allocated to participating Securities Purchase Agreement Warrants	—	—	49	—
Dilutive net (loss) income attributable to common stockholders	$(19,676)	$(12,473)	$72,615	$(54,576)
Denominator:
Weighted-average Class A common stock outstanding - basic	32,501,417	24,921,585	30,249,828	23,745,015
Effect of dilutive securities:
Stock Options	—	—	104,837	—
RSUs	—	—	745,212	—
2022 Blue Torch Warrants	—	—	131,119	—
2023 Blue Torch Warrants	—	—	179,140	—
Weighted-average Class A common stock outstanding - diluted	32,501,417	24,921,585	31,410,136	23,745,015
Class A common stock:
Net (loss) income per share - basic	$(0.61)	$(0.50)	$2.52	$(2.30)
Net (loss) income per share - diluted	$(0.61)	$(0.50)	$2.31	$(2.30)

The Company applies the treasury stock method to stock options, RSUs, and shares issuable under the 2021 ESPP. Shares subject to contingent issuance, such as contingent earnout shares and PSUs, are included in the calculation of diluted earnings per share only when the relevant performance or market conditions are met, assuming the end of the reporting period coincides with the end of the measurement period. The Company applies the more dilutive method between the two-class method and the treasury stock method when calculating diluted income per share. For periods in which the Company reports a net loss, potentially dilutive securities are excluded from the calculation, as including them would be anti-dilutive.

The following securities were not included in the computation of diluted net (loss) income per share because their effect would be anti-dilutive or the issuance of such shares is contingent upon the satisfaction of certain conditions that were not met by the end of the period:

	2025	2024
Stock options	1,612,985	2,001,787
RSUs, PSUs, and Potential ESPP Shares	2,502,966	2,889,872
Credit Agreement Warrants	24,834	1,058,940
Contingent Earnout Shares	912,600	—
	5,053,385	5,950,599

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

The Company’s chief operating decision maker (“CODM”), who is the Company's chief executive officer, regularly reviews consolidated net (loss) income as reported on the consolidated statements of operations, along with other financial information presented on a consolidated basis, for purposes of making operating decisions, assessing financial performance and allocating resources. The CODM measures performance and how to allocate resources for the segment primarily based on net (loss) income, revenue, and gross margin. The CODM's objective is to make resource allocation decisions that optimize the Company's consolidated financial results by monitoring actual results compared to forecasted results.

The measure of segment assets is reported as total assets on the condensed consolidated balance sheets and total capital expenditures for additions to long-lived assets, which were $8,388 and $20,895, for the three and nine months ended September 30, 2025, respectively, and $8,906 and $21,491 for the three and nine months ended September 30, 2024, respectively.

The following table includes segment revenue and significant segment expenses:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	$12,670	$28,568	$55,728	$88,792
Less:
Employee expense (a)	18,015	20,024	62,872	57,113
Equipment and software expenses (b)	5,311	8,156	22,204	31,174
Depreciation and amortization	2,557	3,862	9,494	16,352
Professional services	4,223	3,722	17,603	8,425
Facilities expense (b)	1,457	1,042	3,603	3,030
Contactor expense	552	668	1,330	1,786
Other operating and marketing expenses	1,125	1,532	3,906	4,097
Loss on decommissioned satellites and disposal of assets	20	550	6,259	1,474
Allowance for current credit loss on notes receivable	—	2,609	—	2,689
Interest expense	2	4,829	7,418	14,654
Change in fair value of contingent liability and warrant liabilities	(668)	(1,370)	(4,525)	1,825
Gain on sale of a business	—	—	(154,305)	—
Loss on extinguishment of debt	—	—	12,008	—
Issuance of stock warrants	—	—	—	2,399
Other segment items (c)	(248)	(4,583)	(8,538)	(1,650)
Segment net (loss) income	$(19,676)	$(12,473)	$76,399	$(54,576)

(a) Employee expense included stock-based compensation expense of $3,830 and $14,957 for the three and nine months ended September 30, 2025, respectively, and $4,959 and $13,382 for the three and nine months ended September 30, 2024, respectively.

(b) In the second quarter of 2025, the Company reclassified certain expenses from Facilities expense to Equipment and software expenses within its segment reporting to better reflect the nature of the costs. Prior period amounts have been recast to conform to the current year period presentation. This reclassification impacted only the composition of the expense categories regularly provided to the Company’s CODM and had no impact on total segment expenses, the condensed consolidated statements of operations, or (loss) income per share.

(c) Other segment items included in segment net (loss) income include foreign exchange gain (loss), income tax provision, equity investment loss, income tax benefit, travel and meals expenses, and interest income.

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

On April 25, 2025, we repaid, with a portion of the proceeds of the Transactions, all obligations and all amounts borrowed, and all obligations terminated, under our financing agreement (the “Blue Torch Financing Agreement”) with Blue Torch Finance LLC (“Blue Torch”) and SIF loan agreement.

Highlights from the Three Months Ended September 30, 2025

•
We announced the launch of aircraft exposure analytics for weather-related aircraft risk using real flight trajectories and global weather alerts.
•
We were awarded a $1.2 million two-month contract extension from the National Aeronautics and Space Administration (“NASA”) to continue participation in its Commercial Satellite Data Acquisition Program.
•
We announced the launch of our new space-based radio frequency intelligence capabilities for defense and security.
•
We were awarded a European Space Agency contract under the Third Party Mission programme to supply historical weather data.
•
We were awarded a $2.5 million nine-month National Oceanic and Atmospheric Administration (“NOAA”) contract for satellite weather data.
•
We were awarded an $11.2 million one-year NOAA contract for global navigation satellite system radio occultation (“RO”) data.
•
We were awarded a €3 million renewal contract from EUMETSAT for satellite weather data, covering a one-year term.

Macroeconomic and Geopolitical Impact

During the three and nine months ended September 30, 2025 and 2024, we have been impacted by the macroeconomic environment, including foreign currency fluctuations, elevated interest rates, geopolitical tensions in several parts of the world, and the recent government shutdown.

Our reporting currency is the U.S. Dollar. The U.S. Dollar exhibited a decrease in strength against the local functional currencies of our foreign subsidiaries for the three and nine months ended September 30, 2025, as compared to the three and nine months ended September 30, 2024. The U.S. Dollar's decrease had a positive impact on our revenue, as approximately one-third of our sales are conducted in foreign currencies. Conversely, the decrease in the value of the U.S. Dollar had an unfavorable impact on our expenses, given that a majority of our workforce resides in countries other than the United States. The financial statements of these subsidiaries are translated into U.S. dollars using exchange rates in effect at each balance sheet date for assets and liabilities and average exchange rates during the period for revenues and expenses. To the extent we experience significant currency fluctuations, our results of operations may be impacted.

The macroeconomic environment has caused existing or potential customers to re-evaluate their decision to purchase our offerings, at times resulting in additional customer discounts, extended payment terms, and longer sales cycles. Particularly, government agency delays in approving appropriations bills and the recent government shutdown negatively impacted the timeliness of some of our U.S. federal government orders. While recent changes to tariffs have not had a material impact on our business, they could create future supply-chain disruptions or cost pressures.

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

Impact of the Solar Cycle on our Assets’ Remaining Life

A strong solar cycle has the potential to impact some of our satellites, accelerating their deorbiting and shortening their useful lives. The solar cycle is the cycle that the sun’s magnetic field goes through approximately every 11 years. In 2019, the NOAA, NASA, and the International Space Environment Services panel forecasted that Solar Cycle 25 (December 2019 to approximately 2030) would be relatively weak after a relatively weak Solar Cycle 24 (December 2008 to December 2019). However, Solar Cycle 25 has been more intense and has progressed more rapidly than initially forecast, with observed solar activity exceeding early projections and reaching elevated levels during the recent solar maximum period. This elevated solar activity has contributed to increased atmospheric drag in low-Earth orbit, leading to accelerated satellite deorbiting and unplanned impacts to orbital operations. Our ability to mitigate these solar cycle effects and maintain timely replenishment of our constellation may adversely affect our results of operations.

Investment in Growth

We continue investing in growing our business and capitalizing on our market opportunities while balancing the uncertainties from the macroeconomic environment and geopolitical factors. We intend to continue to add headcount to our global sales and marketing teams to acquire new customers and to increase sales to existing customers. We also intend to continue to add headcount as needed to our research and development teams and otherwise invest to improve and innovate our nanosatellite, ground station, and data analytics technologies. Our total headcount across all functions decreased to 367 employees as of September 30, 2025, from 442 employees as of September 30, 2024 primarily due to the sale of the maritime business. We expect headcount will grow, as stated above, from the new post-Transactions baseline. The costs of these investments may adversely affect our results of operations, but we believe that these investments will contribute to our long-term growth.

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

The decrease in our ARR as of September 30, 2025 was primarily due to the sale of the maritime business. Our ARR is a leading indicator, and accordingly, will tend to outpace the impact on our revenue as we recognize the contract value of various agreements over time.

The following table summarizes our ARR as of each period end indicated:

	As of September 30,
(dollars in thousands)	2025	2024	% Change
ARR	$72,781	$103,898	(30)%

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

The following table summarizes the number of our ARR Customers and ARR Solution Customers as of each period end indicated:

	As of September 30,
	2025	2024	% Change
ARR Customers	162	565	(71)%
ARR Solution Customers	170	606	(72)%

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

The following table summarizes our ARR Net Retention Rate for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025(1)	2024	% Change	2025(1)	2024	% Change
ARR Net Retention Rate	86%	90%	(4)%	90%	92%	(2)%

(1) ARR Net Retention Rate does not include the impact of customers who separated from the Company upon the closing of the Transactions.

Our ARR Net Retention Rate can be impacted from period to period by large increases or decreases in customer contract value and large decreases in contract value from customers that have not renewed their contracts with us. An ARR Net Retention Rate greater than 100% is an indication that we are growing the value of the solutions our customers are purchasing from us at a fiscal period end versus the prior fiscal period end. An ARR Net Retention Rate less than 100% is an indication that the value of the solutions our customers are purchasing from us declined at a fiscal period end versus the prior fiscal period end. Our ARR Net Retention Rate decreased by 4% and 2% for the three and nine months ended September 30, 2025, respectively, primarily driven by the decreased value of NASA's earth observation weather data award in the three and nine months ended September 30, 2025, compared to the value of the corresponding award in the same periods in 2024.

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

Other Expense, Net. Other expense, net consists primarily of tax credits, grant income, share of equity investment loss, and liquidated damages paid to investors in the 2025 Private Placement.

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

Results of Operations

Three and Nine Months Ended September 30, 2025, Compared to Three and Nine Months Ended September 30, 2024

The following tables set forth selected condensed consolidated statements of operations data for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Revenue	$12,670	$28,568	$55,728	$88,792
Cost of revenue(1)	8,027	15,843	32,997	55,927
Gross profit	4,643	12,725	22,731	32,865
Operating expenses:
Research and development(1)	9,116	5,631	27,970	19,185
Sales and marketing(1)	2,816	5,655	12,759	15,941
General and administrative(1)	13,762	12,303	48,598	32,156
Loss on decommissioned satellites	—	246	6,270	953
Allowance for current expected credit loss on notes receivable	—	2,609	—	2,689
Total operating expenses	25,694	26,444	95,597	70,924
Loss from operations	(21,051)	(13,719)	(72,866)	(38,059)
Other income (expense):
Interest income	1,015	407	1,681	1,432
Interest expense	(2)	(4,828)	(7,418)	(14,654)
Gain on sale of a business	—	—	154,305	—
Loss on extinguishment of debt	—	—	(12,008)	—
Change in fair value of contingent earnout liability	617	515	1,428	(717)
Change in fair value of warrant liabilities	51	854	3,098	(1,109)
Issuance of stock warrants	—	—	—	(2,399)
Foreign exchange (loss) gain	(17)	4,872	10,774	2,573
Other expense, net	(291)	(530)	(802)	(1,541)
Total other income (expense), net	1,373	1,290	151,058	(16,415)
(Loss) income before income taxes	(19,678)	(12,429)	78,192	(54,474)
Income tax (benefit) provision	(2)	44	1,793	102
Net (loss) income	$(19,676)	$(12,473)	$76,399	$(54,576)

(1) Includes stock-based compensation as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Cost of revenue	$62	$58	$254	$182
Research and development	747	1,180	2,409	3,408
Sales and marketing	219	893	2,187	2,512
General and administrative	2,802	2,828	10,107	7,280
Total stock-based compensation	$3,830	$4,959	$14,957	$13,382

Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2025	2024	% Change	2025	2024	% Change
Revenue	$12,670	$28,568	(56)%	$55,728	$88,792	(37)%

Three Months Ended September 30, 2025, Compared to Three Months Ended September 30, 2024

Total revenue decreased $15.9 million, or 56%, for the three months ended September 30, 2025, primarily due to the sale of the maritime business which occurred on April 25, 2025. Additional drivers include a reduction in the value of NASA's earth observation weather data award during the three months ended September 30, 2025, as compared to the prior year period, partially offset by increased ARR from our existing customers and growth in revenue recognized for both Space Services contracts and R&D Services contracts. Our ARR Customers decreased to 162 as of September 30, 2025 down from 565 as of September 30, 2024, or 71%. The decrease in ARR Customers was primarily driven by the sale of the maritime business and our move to de-emphasize sales to customers with very low ARR or revenue. Our ARR Net Retention Rate was 86% and 90% for the three months ended September 30, 2025 and 2024, respectively. The decrease in ARR Net Retention Rate was driven primarily by the decreased value of NASA's earth observation weather data award during the three months ended September 30, 2025, as compared to the prior year period.

We derived 62% of our revenue from the Americas, 31% of our revenue from Europe, the Middle East and Africa (“EMEA”), and 7% of our revenue from Asia Pacific (“APAC”) for the three months ended September 30, 2025. We derived 50% of our revenue from the Americas, 43% of our revenue from EMEA, and 7% of our revenue from APAC for the three months ended September 30, 2024. We derived 70% of our revenue from subscription arrangements for the three months ended September 30, 2025, compared to 71% for the three months September 30, 2024. The distribution of our revenue can fluctuate significantly from period to period driven primarily by the timing of the non-subscription revenue recognition in our contracts. Revenue from subscription-based contracts was $8.9 million, or 70%, of total revenue, for the three months ended September 30, 2025, and was $20.2 million, or 71%, of total revenue, for the three months September 30, 2024. The proportional decrease in revenue from subscription arrangements was driven by the sale of the maritime business.

Nine Months Ended September 30, 2025, Compared to Nine Months Ended September 30, 2024

Total revenue decreased $33.1 million, or 37%, for the nine months ended September 30, 2025, primarily due to the sale of the maritime business which occurred on April 25, 2025. The decrease was also attributable to items that occurred in the nine months ended September 30, 2024 that did not repeat in the nine months ended September 30, 2025, including a one-time recognition of $9.6 million of revenue upon satisfaction of a performance obligation for a Space Services customer. Additional drivers include a reduction in year-over-year RO-based revenue primarily from the reduced value of NOAA's RO weather data and NASA's earth observation weather data awards during the nine months ended September 30, 2025 as compared to the prior year period.

We derived 61% of our revenue from the Americas, 33% of our revenue from EMEA, and 6% of our revenue from APAC for the nine months ended September 30, 2025. We derived 57% of our revenue from the Americas, 36% of our revenue from EMEA, and 7% of our revenue from APAC for the nine months ended September 30, 2024. We derived 77% of our revenue from subscription arrangements for the nine months ended September 30, 2025, compared to 65% for the nine months ended September 30, 2024. The distribution of our revenue can fluctuate significantly from period to period driven primarily by the timing of the non-subscription revenue recognition in our contracts. Revenue from subscription-based contracts was $43.0 million, or 77%, of total revenue, for the nine months ended September 30, 2025, and was $58.0 million, or 65%, of total revenue, for the nine months ended September 30, 2024. The decrease in total subscription revenue was driven by the sale of the maritime business. The increase in subscription revenue as a percentage of total revenue reflects a lower level of non-subscription revenue in the current period, as the prior-year period included elevated Space Services revenue.

Cost of Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2025	2024	% Change	2025	2024	% Change
Total cost of revenue	$8,027	$15,843	(49)%	$32,997	$55,927	(41)%
Gross profit	4,643	12,725	(64)%	22,731	32,865	(31)%
Gross margin	37%	45%	(8)%	41%	37%	4%
Headcount (at end of period) (1)	64	35	83%	64	35	83%

(1) Excludes headcount relating to R&D Services contracts. R&D Services contracts headcount is included in research and development.

Three Months Ended September 30, 2025, Compared to Three Months Ended September 30, 2024

Cost of revenue decreased $7.8 million, or 49%, primarily driven by a decrease in personnel expenses of $3.4 million, a decrease in equipment expenses of $3.0 million, and a decrease in depreciation expense of $0.9 million. The decrease in personnel costs was driven by decreased work related to R&D Services contracts during the period, which resulted in a smaller proportion of costs being allocated to cost of revenue. The decrease in equipment expense was primarily driven by the transfer of our maritime business to the Buyer in the Transactions, after which we no longer incurred the related data service costs. The decrease in depreciation expense was primarily driven by the acceleration of depreciation in the prior year period to account for the impact of increased solar activity related to the current solar cycle, which resulted in a number of satellites becoming fully depreciated.

Gross margin was 37% and 45% for the three months ended September 30, 2025 and 2024, respectively. The decrease in gross margin was primarily driven by the lower revenue base, which led to reduced absorption of fixed cost of revenue, partially offset by the decrease in cost of revenue as described above. Our gross margin can fluctuate significantly from period to period driven primarily by the timing of revenue recognition as well as the timing of our technology investments to support future growth.

Nine Months Ended September 30, 2025, Compared to Nine Months Ended September 30, 2024

Cost of revenue decreased $22.9 million, or 41%, primarily driven by a decrease in satellite operation expense of $9.9 million, a decrease in personnel expenses of $6.8 million, and a decrease in depreciation expense of $5.5 million. The decrease in satellite operation expense was driven by the recognition of increased launch costs associated with a Space Services contract in the prior year period that did not recur during the nine months ended September 30, 2025. The decrease in depreciation expense was primarily driven by the acceleration of depreciation in the prior year period to account for the impact of increased solar activity related to the current solar cycle, which resulted in a number of satellites becoming fully depreciated. The decrease in personnel costs was driven by decreased work related to R&D Services contracts during the period, which resulted in a smaller proportion of costs being allocated to cost of revenue.

Gross margin was 41% and 37% for the nine months ended September 30, 2025 and 2024, respectively. The increase was driven primarily by the decrease in cost of revenue described above. Our gross margin can fluctuate significantly from period to period driven primarily by the timing of revenue recognition as well as the timing of our technology investments to support future growth.

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

Research and Development

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2025	2024	% Change	2025	2024	% Change
Research and development	$9,116	$5,631	62%	$27,970	$19,185	46%
Percentage of total revenue	72%	20%		50%	22%
Headcount (at end of period) (1)	194	250	(22)%	194	250	(22)%

(1) Includes headcount relating to R&D Services contracts. R&D Services contracts expenses are included in cost of revenue.

Three Months Ended September 30, 2025, Compared to Three Months Ended September 30, 2025

Research and development expenses increased $3.5 million, or 62%, primarily driven by an increase in personnel expenses due to decreased work related to R&D Services contracts during the period, which resulted in a lower proportion of costs to be allocated to cost of revenue.

Nine Months Ended September 30, 2025, Compared to Nine Months Ended September 30, 2024

Research and development expenses increased $8.8 million, or 46%, primarily driven by an increase in personnel expenses of $8.4 million and equipment expenses of $1.0 million, partially offset by a $0.7 million decrease in professional services related to fewer customer projects compared to the prior year period. The increase in personnel costs was driven by lower R&D

Services contracts activity, which reduced the proportion of costs allocated to cost of revenue. The increase in equipment expenses was related to software and web hosting, which increased due to greater R&D platform development during the period.

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

Sales and Marketing

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2025	2024	% Change	2025	2024	% Change
Sales and marketing	$2,816	$5,655	(50)%	$12,759	$15,941	(20)%
Percentage of total revenue	22%	20%		23%	18%
Headcount (at end of period)	38	66	(42)%	38	66	(42)%

Three Months Ended September 30, 2025, Compared to Three Months Ended September 30, 2024

Sales and marketing expenses decreased $2.8 million, or 50%, primarily driven by a decrease in personnel costs. The decrease in personnel costs was driven by an overall reduction in headcount related to the closing of the Transactions.

Nine Months Ended September 30, 2025, Compared to Nine Months Ended September 30, 2024

Sales and marketing expenses decreased $3.2 million, or 20%, primarily driven by a $2.4 million reduction in personnel costs related to the closing of the Transactions, partially offset by higher bonus payouts related to the Transactions.

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

General and Administrative

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2025	2024	% Change	2025	2024	% Change
General and administrative	$13,762	$12,303	12%	$48,598	$32,156	51%
Percentage of total revenues	109%	43%		87%	36%
Headcount (at end of period)	71	91	(22)%	71	91	(22)%

Three Months Ended September 30, 2025, Compared to Three Months Ended September 30, 2024

General and administrative expenses increased $1.5 million, or 12%, primarily driven by an increase in bonus expenses of $0.4 million, an increase in facilities expenses of $0.4 million, and an increase in professional services fees of $0.3 million, partially offset by a decrease in business license expense of $0.3 million. The increase in bonus expense was related to executive bonus accrual, whereas accruals in the prior year period were immaterial. The increase in facilities expenses was primarily driven by fees incurred in connection with the early termination of a building lease. The increase in professional services fees was primarily driven by legal fees incurred in connection with our response to the SEC subpoena received in July 2025. The decrease in business license expense reflects the timing of a license regulatory fee that was fully recognized in the three months ended September 30, 2024.

Nine Months Ended September 30, 2025, Compared to Nine Months Ended September 30, 2024

General and administrative expenses increased $16.4 million, or 51%, primarily driven by an increase in professional services expenses of $8.6 million, an increase in stock-based compensation expense of $2.9 million, an increase in bonus expenses of

$2.5 million, and an increase in severance expense of $1.0 million. The increase in professional services fees was primarily driven by higher third-party accounting, legal and other consulting services relating to the restatement of our previously issued financial statements, the Transactions, and our response to the SEC subpoena received in July 2025. The increase in stock-based compensation expense was driven by higher equity grants, which resulted in a higher total value of stock-based awards recognized in the current year period. The increase in bonus expenses was primarily driven by bonus payouts related to the Transactions.

We expect our general and administrative expenses to generally grow in absolute dollars in future periods as our employee-related expenses increase to support our revenue growth. However, we expect our general and administrative expenses as a percentage of revenue to decrease as revenue growth exceeds our increases in general and administrative spend.

Loss on Decommissioned Satellites

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2025	2024	% Change	2025	2024	% Change
Loss on decommissioned satellites	$—	$246	(100)%	$6,270	$953	558%
Percentage of total revenues	—%	2%		11%	1%

Three Months Ended September 30, 2025, Compared to Three Months Ended September 30, 2024

We recognized $0 and less than $0.1 million of non-cash expense in the three months ended September 30, 2025 and 2024, respectively.

Nine Months Ended September 30, 2025, Compared to Nine Months Ended September 30, 2024

We recognized a non-cash expense of $6.3 million and $1.0 million in the nine months ended September 30, 2025 and 2024, respectively. The increase in loss on decommissioned satellites is a result of our decision during the current year period to stop supporting three underperforming satellites during the three months ended March 31, 2025 and the deorbiting of three satellites during the three months ended June 30, 2025.

Due to the nature of these events, we cannot predict the magnitude or frequency of future decommissioning losses. While we sometimes purchase launch insurance when financially practical, the proceeds from these policies will typically only cover a portion of our loss in the event of an unplanned satellite deorbit or launch failure.

Allowance for Current Expected Credit Loss on Notes Receivable

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2025	2024	% Change	2025	2024	% Change
Allowance for current expected credit loss on notes receivable	$—	$2,609	(100)%	$—	$2,689	(100)%
Percentage of total revenues	—%	9%		—%	3%

Allowance for current expected credit loss on notes receivable decreased for the three and nine months ended September 30, 2025, as compared to the three and nine months ended September 30, 2024, due to the related note receivable that had been fully reserved as of December 31, 2024.

Other Income (Expense)

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2025	2024	% Change	2025	2024	% Change
Interest income	$1,015	$407	149%	$1,681	$1,432	17%
Interest expense	$(2)	$(4,828)	(100)%	$(7,418)	$(14,654)	(49)%
Gain on sale of a business	$—	$—	*	$154,305	$—	*
Loss on extinguishment of debt	$—	$—	*	$(12,008)	$—	*
Change in fair value of contingent earnout liability	$617	$515	20%	$1,428	$(717)	299%
Change in fair value of warrant liabilities	$51	$854	(94)%	$3,098	$(1,109)	379%
Issuance of stock warrants	$—	$—	*	$—	$(2,399)	(100)%
Foreign exchange (loss) gain	$(17)	$4,872	(100)%	$10,774	$2,573	319%
Other expense, net	$(291)	$(530)	(45)%	$(802)	$(1,541)	(48)%

*Not Meaningful

Three Months Ended September 30, 2025, Compared to Three Months Ended September 30, 2024

Interest income increased by $0.6 million, or 149%, for the three months ended September 30, 2025, primarily due to higher average balances held in marketable securities as a result of the proceeds received via the closing of the Transactions on April 25, 2025.

Interest expense decreased by $4.8 million, or 100%, for the three months ended September 30, 2025, primarily due to the payoff of our Blue Torch loan on April 25, 2025.

There was no gain on sale of a business for the three months ended September 30, 2025 and 2024.

There was no loss on extinguishment of debt for the three months ended September 30, 2025 and 2024.

Change in fair value of contingent earnout liability was a gain of $0.6 million for the three months ended September 30, 2025, compared to a gain of $0.5 million for the three months ended September 30, 2024. The gain in each of the three months ended September 30, 2025 and 2024 was primarily due to a decrease in the fair value of the liability driven by a decrease in the price for our Class A common stock. For additional information, see Notes 2 and 9 to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Change in fair value of warrant liabilities was a gain of $0.1 million for the three months ended September 30, 2025, compared to a gain of $0.9 million for the three months ended September 30, 2024, a decrease of 94%. The gain in each of the three months ended September 30, 2025 and 2024 was primarily due to a decrease in the fair value of the warrant liabilities driven by a decrease in the price for our Class A common stock.

There was no issuance of stock warrant expense for the three months ended September 30, 2025 and 2024.

We recognized an immaterial foreign exchange loss for the three months ended September 30, 2025, compared to a foreign exchange gain of $4.9 million for the three months ended September 30, 2024. The U.S. Dollar remained relatively flat against the Euro and the British Pound Sterling for the period ended September 30, 2025, compared to June 30, 2025. The $4.9 million gain for the three months ended September 30, 2024, was primarily attributable to the remeasurement of intercompany balances denominated in U.S. dollars between our Luxembourg and U.S. entities. The weakening of the U.S. Dollar against the Euro as of September 30, 2024, compared to June 30, 2024, resulted in the remeasurement and related unrealized gain.

Other expense, net was a loss of $0.3 million for the three months ended September 30, 2025, compared to a loss of $0.5 million for the same period in 2024. The loss for the three months ended September 30, 2025 primarily reflected losses on an equity investment and liquidated damages paid to investors in the 2025 Private Placement, partially offset by income received from tax credits. By comparison, the loss for the three months ended September 30, 2024 primarily reflected losses on equity investments and losses on disposal of assets.

Nine Months Ended September 30, 2025, Compared to Nine Months Ended September 30, 2024

Interest income increased by $0.2 million, or 17%, for the nine months ended September 30, 2025, primarily due to a significantly higher average balance of marketable securities during the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024. We held no marketable securities prior to the closing of the Transactions on April 25, 2025. The average balance of marketable securities was $44.0 million and $14.7 million for the nine months ended September 30, 2025 and 2024, respectively.

Interest expense decreased by $7.2 million, or 49%, for the nine months ended September 30, 2025, primarily due to the payoff of our Blue Torch loan on April 25, 2025.

Gain on sale of a business was $154.3 million for the nine months ended September 30, 2025, with no comparable amount for the nine months ended September 30, 2024. The gain was driven by the excess of proceeds from the sale of the maritime business over the net book value of the assets sold, net of transaction costs and other related adjustments.

Loss on extinguishment of debt was $12.0 million for the nine months ended September 30, 2025, with no comparable amount for the nine months ended September 30, 2024. The loss was primarily related to the payoff of existing debts, most significantly our Blue Torch loan, and includes applicable premium, exit fees, legal fees, and other fees.

Change in fair value of contingent earnout liability was a gain of $1.4 million for the nine months ended September 30, 2025, compared to a loss of $0.7 million for the nine months ended September 30, 2024, a change of 299%. The gain for the nine months ended September 30, 2025, was primarily due to a decrease in the fair value of the liability driven by the decline of the price for the Company's Class A common stock. The loss for the nine months ended September 30, 2024, was primarily driven by an increase in the fair value of the liability driven by an increase in the price of the Company's Class A common stock and a higher volatility rate of the Company's Class A common stock, each key inputs of the fair value estimation model for the period. For additional information, see Notes 2 and 9 to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Change in fair value of warrant liabilities resulted in a gain of $3.1 million for the nine months ended September 30, 2025, compared to a loss of $1.1 million for the nine months ended September 30, 2024, a change of 379%. The $3.1 million gain for the nine months ended September 30, 2025, was primarily driven by a decrease in the fair value of the warrant liabilities resulting from the decline of the Company's Class A common stock price. Additionally, all warrants except the Urgent Warrants were exercised on or before June 20, 2025; therefore, those exercised warrants no longer impact the changes in fair value of warrant liabilities after such date. The $1.1 million loss for the nine months ended September 30, 2024, was primarily due to the increase of the Company's Class A common stock valuation for the warrants issued to Blue Torch.

There was no issuance of stock warrant expense for the nine months ended September 30, 2025. During the nine months ended September 30, 2024, issuance of stock warrants was a net loss of $2.4 million, relating to a definitive Securities Purchase Agreement with institutional investors.

We recognized a foreign exchange gain of $10.8 million for the nine months ended September 30, 2025, compared to a foreign exchange gain of $2.6 million for the nine months ended September 30, 2024, a change of 319%. The $10.8 million gain for the nine months ended September 30, 2025, was primarily due to the remeasurement of intercompany balances denominated in U.S. dollars held by our Luxembourg and U.K. entities and owed to our U.S. entity. The weakening of the U.S. Dollar for the period ended September 30, 2025, relative to the Euro and British Pound Sterling at December 31, 2024, triggered the remeasurement and unrealized gain. The gain of $2.6 million for the nine months ended September 30, 2024, was primarily due to the remeasurement of intercompany balances denominated in U.S. dollars held by our Luxembourg entity and owed to our U.S. entity. The weakening of the U.S. Dollar for the period ended September 30, 2024, relative to the Euro at December 31, 2023, triggered the remeasurement and unrealized gain.

Other expense, net was a loss of $0.8 million for the nine months ended September 30, 2025, a decrease of 48% compared to a loss of $1.5 million for the nine months ended September 30, 2024, primarily due to a higher value for disposed of assets in the nine months ended September 30, 2024.

Income Tax Provision

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2025	2024	% Change	2025	2024	% Change
Income tax provision	$(2)	$44	(105)%	$1,793	$102	1,658%

Income tax provision decreased for the three months ended September 30, 2025, as compared to the three months ended September 30, 2024, primarily due to a change in the annualized effective tax rate, which was based on revised forecasts of annual income. Income tax provision increased for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024, primarily due to taxable income recognized from the gain on the sale of the maritime business.

On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was enacted in the United States. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. We believe the tax changes included in the OBBBA will not materially impact our income tax provision.

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

We define EBITDA as net (loss) income, plus depreciation and amortization expense, plus interest, net, and plus income tax provision.

We define Adjusted EBITDA as earnings before interest, taxes, depreciation and amortization, further adjusted for any gain on sale of division, loss on extinguishment of debt, change in fair value of contingent earnout liability, change in fair value of warrant liabilities, issuance of stock warrants, foreign exchange (gain) loss, other expense, net, stock-based compensation, loss on decommissioned satellites, other unusual and infrequent costs, and other acquisition accounting amortization. We believe Adjusted EBITDA can be useful in providing an understanding of the underlying results of operations and trends, an enhanced overall understanding of our financial performance and prospects for the future. While Adjusted EBITDA is not a recognized measure under GAAP, management uses this financial measure to evaluate and forecast business performance. Adjusted EBITDA is not intended to be a measure of liquidity or cash flows from operations or a measure comparable to net (loss) income as it does not take into account certain requirements, such as capital expenditures and related depreciation, interest payments, tax benefits, stock-based compensation, other unusual and infrequent costs, and other acquisition accounting amortization.

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
•
Other unusual and infrequent costs. We exclude these items because they are not reflective of our ongoing operating results. Examples include accounting, legal and other professional fees associated with the financial restatement; legal fees related to the SEC subpoena received in July 2025; and liquidated damages paid to investors in the 2025 Private Placement.
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

The following table outlines the reconciliation from net (loss) income to Adjusted EBITDA for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Net (loss) income	$(19,676)	$(12,473)	$76,399	$(54,576)
Depreciation & amortization	2,557	3,862	9,494	16,351
Interest, net	(1,013)	4,421	5,737	13,222
Income tax provision	(2)	44	1,793	102
EBITDA	(18,134)	(4,146)	93,423	(24,901)
Adjustments to EBITDA:
Gain on sale of a business	—	—	(154,305)	—
Loss on extinguishment of debt	—	—	12,008	—
Change in fair value of contingent earnout liability	(617)	(515)	(1,428)	717
Change in fair value of warrant liabilities	(51)	(854)	(3,098)	1,109
Issuance of stock warrants	—	—	—	2,399
Foreign exchange loss (gain)	17	(4,872)	(10,774)	(2,573)
Other expense, net	291	530	802	1,541
Stock-based compensation	3,830	4,959	14,957	13,382
Loss on decommissioned satellites	—	246	6,270	953
Other unusual and infrequent costs	2,898	1,364	12,024	1,364
Other acquisition accounting amortization	—	168	218	506
Adjusted EBITDA	$(11,766)	$(3,120)	$(29,903)	$(5,503)

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
•
Adjusted EBITDA does not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments, on our former debt;
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

Liquidity and Capital Resources

Our principal sources of liquidity to fund our operations are from cash and cash equivalents and marketable securities, which totaled $96.8 million as of September 30, 2025, primarily attributable to proceeds from the sale of our maritime business and the 2025 Private Placement (as defined below). Approximately $11.8 million of our cash and cash equivalents as of September 30, 2025 was held outside of the United States. The remaining $76.4 million was held in short-term marketable securities, all of which was held in the United States and can be converted to cash with minimal transaction costs. These amounts compare to zero dollars in investments in short-term marketable securities and cash and cash equivalents of $19.2 million as of December 31, 2024, of which $14.4 million was held outside of the United States. The cash and cash equivalent amounts are exclusive of restricted cash, which totaled $0.6 million and $0.5 million as of September 30, 2025 and December 31, 2024, respectively. Since our inception, we have been in an operating cash flow deficit as we have made significant investments in our technology infrastructure, built out our research and development foundation, grown sales and marketing resources to drive revenue, and scaled general and administrative functions to enable operating effectiveness.

We monitor our cash balances, anticipated revenues, operating expenses, and capital expenditures, and we prepare a going concern assessment to ensure we have sufficient resources for at least the next twelve months. Our key assumptions include timely customer collections, expected costs, and access to financing. Changes in these assumptions could materially affect our liquidity, and we will adjust our plans as needed. We believe our current cash balances and expected inflows are sufficient to meet our operational and capital needs for the next twelve months.

On November 13, 2024, we entered into the Purchase Agreement with Buyer, pursuant to which we agreed to complete the Transactions. The maritime business sold pursuant to the Transactions did not include any part of our satellite network or operations. On April 25, 2025, we and L3Harris entered into the Settlement Agreement among us, exactEarth and L3Harris, pursuant to which, upon the closing of the Transactions, Buyer paid L3Harris $17.0 million for full and complete resolution and release of all disputes asserted in connection with the A&R L3Harris Agreement between us and L3Harris. We and Buyer further agreed that we would contribute $7.0 million of the Settlement in the form of a reduction to the cash paid by Buyer to us at the closing of the Transactions.

On March 12, 2025, we entered into a Securities Purchase Agreement (the “2025 Securities Purchase Agreement”) with the purchasers named therein for the private placement (the “2025 Private Placement”) of (i) 4,843,750 shares of Class A common stock at a purchase price of $8.00 per share and (ii) pre-funded warrants (the “Pre-Funded Warrants”) to purchase 156,250 shares of Class A common stock at a purchase price of $7.9999 per Pre-Funded Warrant. The Pre-Funded Warrants had an exercise price of $0.0001 per share of Class A common stock, were exercisable immediately, and remained outstanding until fully exercised. The aggregate net proceeds for the 2025 Private Placement were $37.3 million, after deducting offering expenses. The 2025 Private Placement closed on March 14, 2025. As of September 30, 2025, all Pre-Funded Warrants had been exercised on a cashless basis.

On April 25, 2025, we completed the sale of our maritime business to Buyer for approximately $238.9 million, which reflects an increase to the original purchase price to account for additional funds contributed by the Buyer toward the Settlement Agreement.

On April 25, 2025, we repaid, with a portion of the proceeds of the Transactions, all obligations and all amounts borrowed, and all obligations terminated, under the Blue Torch Financing Agreement and the Strategic Innovation Fund (“SIF”) loan agreement. Following the closing of the Transactions, we believe that we will have sufficient working capital to operate for a period of at least one year from the issuance of the September 30, 2025 condensed consolidated financial statements based on our current cash and cash equivalents balance of $20.3 million, investments in short-term marketable securities of $76.4 million, and expected future financial results.

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

On April 25, 2025, we repaid, with a portion of the proceeds of the Transactions, all obligations and all amounts borrowed, and all obligations terminated, under the Blue Torch Financing Agreement. The outstanding principal, exit fees, termination penalties, applicable premium and accrued interest under the Blue Torch Financing Agreement that we paid to Blue Torch amounted to, in the aggregate, approximately $108.6 million. We recognized $10.5 million as a loss on extinguishment of debt on the condensed consolidated statements of operations during the nine months ended September 30, 2025 upon the repayment of the Blue Torch Credit Facility.

Government Loan

As part of the Acquisition in November 2021, we assumed a loan agreement with the SIF which was recorded at fair value of the debt. On April 25, 2025, we repaid all obligations under the SIF loan agreement using a portion of the proceeds of the Transactions. We recognized $1.5 million as a loss on extinguishment of debt on the condensed consolidated statements of operations during the nine months ended September 30, 2025 upon the repayment of the SIF loan.

For additional information, see Note 7 to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Equity Distribution Agreement

On September 14, 2022, we entered into an Equity Distribution Agreement (the “Equity Distribution Agreement”) with Canaccord Genuity LLC, as sales agent (the “Agent”). In accordance with the terms of the Equity Distribution Agreement, we may offer and sell shares of our Class A common stock having an aggregate offering price of up to $85.0 million from time to time through the Agent pursuant to a registration statement on Form S-3 (the “Registration Statement”), which became effective on September 26, 2022. In June 2023, we sold approximately 2.2 million shares of our Class A common stock through this arrangement, resulting in net proceeds of $7.9 million. As of September 30, 2025, approximately $76.8 million of shares were remaining, but had not yet been sold, under the Equity Distribution Agreement. Because of the late filings of our Quarterly Reports on Form 10-Q for the quarters ended June 30, 2024, September 30, 2024, and June 30, 2025, and this Quarterly Report on Form 10-Q and the expiration of the Registration Statement, we are unable to make further sales pursuant to the Equity Distribution Agreement.

Cash Flows

The following table summarizes our net cash (used in) provided by operating activities, net cash provided by (used in) investing activities, and net cash (used in) provided by financing activities for the periods indicated:

	Nine Months Ended September 30,
(in thousands)	2025	2024
Net cash (used in) provided by operating activities	$(55,552)	$749
Net cash provided by (used in) investing activities	$142,923	$(16,741)
Net cash (used in) provided by financing activities	$(75,269)	$18,407

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

Net cash used in operating activities was $55.6 million for the nine months ended September 30, 2025. The net cash used in operating activities reflected our net income of $76.4 million, adjustments for non-cash items of $135.7 million and a net increase of $3.7 million in net operating assets and liabilities. Non-cash items primarily consisted of a $154.3 million gain on sale of a business, a $23.7 million in transaction costs on sale of a business, a $3.1 million change in fair value of warrant liabilities, and a $1.4 million change in fair value of contingent earnout liability, partially offset by $15.0 million of stock-based compensation expense, a $12.0 million on loss on extinguishment of debt, $9.5 million of depreciation and amortization expense, a $6.3 million loss on decommissioned satellites and disposal of assets, $2.3 million of amortization of operating lease right-of-use assets, and $1.7 million of other, net. Changes in operating assets and liabilities included a $7.3 million decrease in accounts receivable, net due to lower sales following the sale of the maritime business, a $3.2 million increase in contract liabilities primarily due to the sale of the maritime business, a $2.5 million increase in accrued wages and benefits primarily due to bonus and severance accruals, a $1.3 million decrease in other long-term assets, and a $0.8 million increase in other accrued expenses, partially offset by a $3.4 million increase in other current assets, a $3.1 million decrease in accounts payable primarily driven by improved vendor payment timeliness, a $3.0 million increase in contract assets, and a $1.9 million decrease in operating lease liabilities.

Net cash provided by operating activities was $0.7 million for the nine months ended September 30, 2024. The net cash provided by operating activities reflected our net loss of $54.6 million, adjustments for non-cash items of $42.2 million and a net decrease of $13.1 million in net operating assets and liabilities. Non-cash items primarily consisted of $16.4 million of depreciation and amortization expense, $13.4 million of stock-based compensation expense, $2.9 million of debt issuance amortization costs, $4.1 million of amortization of operating lease right-of-use assets, $2.4 million of issuance of stock warrants expense, a $1.5 million loss on decommissioned satellites and impairment of assets, a $1.1 million change in fair value of warrant liabilities, and a $0.7 million change in fair value of contingent earnout liability, partially offset by $0.2 million of other, net. Changes in operating assets and liabilities included an $8.7 million decrease in other current assets, a $2.9 million increase in other accrued expenses, a $1.5 million decrease in other long-term assets, a $1.5 million increase in accounts payable, a $0.8 million decrease in contract assets, a $0.7 million decrease in accounts receivable, net, a $0.7 million increase in accrued wages and benefits, and a $0.5 million increase in contract liabilities, partially offset by a $4.1 million decrease in operating lease liabilities.

Cash Flows from Investing Activities

Cash flows from investing activities primarily relate to cash used for business acquisitions, the procurement, development, and deployment of capital assets, including satellites and related launch costs, ground stations, machinery and equipment, furniture, computer equipment and software, and leasehold improvements.

The following table summarizes our net cash used in investing activities relating to capital expenditures by source of spend:

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
(dollars in thousands)	2025	2024	Change	2025	2024	Change
Spire platform / Infrastructure	$1,842	$3,028	(39)%	$4,108	$4,866	(16)%
Customer funded (Space Services)	6,546	5,878	11%	16,787	16,625	1%
Total CapEx	$8,388	$8,906	(6)%	$20,895	$21,491	(3)%

Net cash provided by investing activities was $142.9 million for the nine months ended September 30, 2025. The net cash provided by investing activities was driven by proceeds from the sale of the maritime business, net of cash of $238.9 million and $22.6 million of maturities of short-term investments, partially offset by purchases of short-term investments of $97.7 million, and purchases of property and equipment of $20.9 million.

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

Net cash used in financing activities was $75.3 million for the nine months ended September 30, 2025. The net cash used in financing activities was driven by payments on long-term debt of $105.7 million and applicable premium, exit fees, legal and other fees of $9.1 million, partially offset by $37.3 million of proceeds from the 2025 Private Placement, proceeds from the exercise of stock options of $1.8 million, and proceeds from our employee stock purchase plan of $0.4 million.

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

Emerging Growth Company and Smaller Reporting Company Status

We currently qualify as an “emerging growth company,” as defined in Section 2(a)(19) of the Securities Act of 1933, as amended, as modified by the Jumpstart our Business Startups Act, and a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. However, based on our fiscal year 2024 revenue, our non-affiliate float as of June 30, 2025 and the passage of five years since NavSight Holdings, Inc. completed its initial public offering, we will lose both statuses shortly. As a result, beginning with our Annual Report on Form 10-K for the year ending December 31, 2025 (the “2025 10-K”), we will no longer be an emerging growth company, and beginning with our Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 (the “Q1 10-Q”), we will no longer be a smaller reporting company and will no longer be permitted to provide scaled disclosure.

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

We have experienced and will continue to experience fluctuations in our net (loss) income as a result of gains or losses related to revaluing certain asset and current liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. We had a loss of less than $0.1 million and a gain of $10.8 million for the three and nine months ended September 30, 2025, respectively, and had gains of $4.9 million and $2.6 million for the three and nine months ended September 30, 2024, respectively. A hypothetical 10% strengthening or weakening of the U.S. Dollar relative to the currencies in which our revenue and expenses are denominated would have resulted in an increase or decrease in our pre-tax income of approximately $1.1 million for the nine months ended September 30, 2025.

Interest Rate Sensitivity

As of September 30, 2025, we had no outstanding debt and held only short-term marketable securities with minimal interest rate sensitivity. We do not consider our market risk exposures to be material.

Inflation Risk

We are exposed to inflation risk. Inflationary factors, such as increases in component parts, labor and other overhead expenses, could impair our operating results. Although there has been an increase in inflation in recent periods, it has not had a substantial impact on our results of operations for the three and nine months ended September 30, 2025 or 2024. However, a higher rate of inflation in the future may have a negative impact on our operational and capital expenditures, which we may not be able to pass along as cost increases to our customers.

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

We performed an evaluation under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2025. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of September 30, 2025 because of a material weakness in our disclosure controls and procedures and the material weaknesses in internal control over financial reporting described below. Specifically, we did not design and maintain effective policies and procedures related to the communication between the finance and accounting teams regarding the status of the review and approval of documents to be filed with the SEC.

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

The material weaknesses above resulted in certain audit adjustments, which were recorded prior to the issuance of the consolidated financial statements as of and for the year ended December 31, 2020 and as of and for the three months ended September 30, 2025.

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
controls to appropriately identify and account for participating securities under the two-class method of determining and presenting net income (loss) per share, which resulted in a material audit adjustment to basic and diluted income (loss) per share for three months ended June 30, 2025.

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

Risk Assessment

We engaged a third-party consulting firm to assist in designing and implementing a risk assessment process to identify and evaluate changes in the Company’s business and the impact on its internal controls. During fiscal 2023, we conducted a financial risk assessment to identify key business processes and establish internal materiality thresholds. We performed walkthroughs of all key processes, identified key controls, and developed narratives describing risk points, processes, and corresponding controls. A Risk and Control Matrix (“RCM”) was created to serve as the basis for a testing program. During the first nine months of fiscal year 2025, we updated our process narratives to reflect improvements we have made to our processes, tested the design of key controls, implemented remediation actions for deficiencies noted during our tests of design, and began our testing of effectiveness of internal controls. We continue to utilize the expertise of a third-party consulting firm, although we expect to place greater reliance on our internal resources as our organization matures.

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

Non-routine, Unusual or Complex Transactions

Over the course of 2022, we hired key accounting personnel and engaged with third-party technical accounting experts to improve our controls related to the identification of and proper application of GAAP accounting for non-routine, unusual, or complex transactions. Since the Merger that occurred in August 2021, warrant instruments have been accounted for in accordance with our accounting policies based on GAAP. During the fourth quarter of 2022, we trained our accounting team and designed new controls to identify and account for the fair value of the contingent earnout liability, and hired a third-party technical accounting firm to assist with the proper application of GAAP for non-routine, unusual, or complex transactions, including any business combinations that may arise in the future. With the addition of the director of technical accounting in fiscal year 2023 and the addition of a chief accounting officer in fiscal year 2024, we have placed greater reliance on our internal resources to address non-routine, unusual, or complex transactions. For the nine months ended September 30, 2025, we continued to rely on the expertise of third-party valuation consultants to assist with estimating the fair value of our contingent earnout liability. We will consider engaging third-party accounting consultants for non-routine, unusual or complex transactions in the future to augment our internal resources if the circumstances warrant it.

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

Changes in Internal Control over Financial Reporting

There have been no changes (other than those described above) in our internal control over financial reporting during the three months ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We maintain a portfolio of marketable securities that was valued at $76.4 million as of September 30, 2025. The investments in our portfolio are subject to credit, liquidity, market-price, and interest-rate risks that could materially and adversely affect our business, financial condition, results of operations, and prospects. Under our corporate investment policy, we seek to preserve principal, maintain liquidity, avoid excessive credit concentrations, and capture a market rate of return. However, the portfolio’s value may decline due to changes in interest rates, instability in the global financial markets that reduces the liquidity of securities in our portfolio, and other factors, including unexpected or unprecedented global or domestic events. Even with diversification and ongoing risk-profile monitoring, we could experience significant losses or reduced liquidity. If we increase our holdings in these securities, our exposure to such risks would grow, potentially exacerbating any adverse impact.

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

On July 15, 2025, our independent registered public accounting firm, PricewaterhouseCoopers LLP, notified us of its resignation as our independent registered public accounting firm, which became effective on November 3, 2025. For additional information see the Company’s Current Report on Form 8-K filed on July 21, 2025. An independent auditor's resignation may negatively affect investor and market confidence in our financial reporting and our internal control environment.

We have engaged KPMG LLP as our new independent registered public accounting firm, effective on November 3, 2025. However, KPMG LLP’s engagement so late in the year contributed to our delay in filing this Quarterly Report on Form 10-Q and may delay the filing of future periodic reports with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended September 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement (as defined in the SEC’s rules).

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

32.1*	Certifications of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025 has been formatted in Inline XBRL

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

SPIRE GLOBAL, INC.

Date: December 17, 2025	By:	/s/ Theresa Condor
Theresa Condor
President, Chief Executive Officer and Director
(Duly Authorized Officer and Principal Executive Officer)

Date: December 17 2025	By:	/s/ Alison Engel
Alison Engel
Chief Financial Officer
(Principal Financial and Accounting Officer)