Form 10-Q
period 2026-03-31
Spire Global, Inc.
filed 2026-05-14
CIK 1816017

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

The registrant had outstanding 38,711,549 shares of Class A common stock and 1,507,325 shares of Class B common stock as of May 11, 2026.

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
•
our potential need for additional capital to support business growth or operations, which might not be available on company favorable terms, if at all;
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

You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations, and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors, including those described in Part I, Item 1A “Risk Factors” and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2025 and in Part II, Item 1A “Risk Factors” of this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. We cannot assure you that the results, events, and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.

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

PART I—FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

Spire Global, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	March 31,	December 31,
	2026	2025
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$16,048	$24,813
Marketable securities	33,409	56,969
Accounts receivable, net (including allowance of $231 and $169 as of March 31, 2026 and December 31, 2025, respectively)	7,040	4,178
Contract assets	1,929	1,778
Other current assets	6,003	6,036
Total current assets	64,429	93,774
Property and equipment, net	83,969	80,806
Operating lease right-of-use assets	9,740	10,798
Goodwill	15,193	15,450
Intangible assets, net	8,547	9,079
Other long-term assets, including restricted cash	978	1,085
Total assets	$182,856	$210,992
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$15,967	$14,866
Contract liabilities, current portion	35,992	35,160
Other accrued expenses	16,562	22,266
Total current liabilities	68,521	72,292
Contract liabilities, non-current	12,435	14,207
Warrant liability	226	106
Operating lease liabilities, net of current portion	7,834	8,755
Other long-term liabilities	2,634	2,704
Total liabilities	91,650	98,064
Commitments and contingencies (Note 9)
Stockholders’ equity
Common stock, $0.0001 par value, 1,000,000,000 Class A and 15,000,000 Class B shares authorized, 33,529,765 Class A and 1,507,325 Class B shares issued and outstanding at March 31, 2026; 33,107,807 Class A and 1,507,325 Class B shares issued and outstanding at December 31, 2025	4	3
Additional paid-in capital	609,684	605,700
Accumulated other comprehensive loss	(5,299)	(5,435)
Accumulated deficit	(513,183)	(487,340)
Total stockholders’ equity	91,206	112,928
Total liabilities and stockholders’ equity	$182,856	$210,992

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Spire Global, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Revenue	$15,834	$23,876
Cost of revenue	9,529	15,164
Gross profit	6,305	8,712
Operating expenses:
Research and development	8,699	8,659
Sales and marketing	3,146	5,531
General and administrative	18,126	17,650
Loss on decommissioned satellites and other assets write-offs	909	5,160
Total operating expenses	30,880	37,000
Loss from operations	(24,575)	(28,288)
Other (expense) income:
Interest income	474	20
Interest expense	—	(5,730)
Change in fair value of contingent earnout liability	—	1,038
Change in fair value of warrant liabilities	(120)	5,837
Foreign exchange (loss) gain	(1,628)	3,826
Other income (expense), net	61	(224)
Total other (expense) income, net	(1,213)	4,767
Loss before income taxes	(25,788)	(23,521)
Income tax provision (benefit)	55	(6)
Net loss	$(25,843)	$(23,515)
Basic and diluted net loss per share	$(0.78)	$(0.88)
Weighted-average shares used in computing basic and diluted net loss per share	33,269,650	26,787,097

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Spire Global, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Net loss	$(25,843)	$(23,515)
Other comprehensive loss:
Foreign currency translation adjustments, net of tax	166	(2,675)
Net unrealized loss on investments, net of tax	(30)	—
Comprehensive loss	$(25,707)	$(26,190)

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Spire Global, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(In thousands, except share amounts)

(Unaudited)

	Common Stock		Additional Paid in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Par Value	Capital	Loss	Deficit	Equity
Balance, December 31, 2025	34,615,132	$3	$605,700	$(5,435)	$(487,340)	$112,928
Release of Restricted Stock Units and Performance Stock Units	419,079	1	—	—	—	1
Exercise of stock options	2,879	—	21	—	—	21
Stock-based compensation		—	3,963	—	—	3,963
Net loss	—	—	—	—	(25,843)	(25,843)
Foreign currency translation adjustments	—	—	—	166	—	166
Net unrealized loss on investments (net of tax)	—	—	—	(30)	—	(30)
Balance, March 31, 2026	35,037,090	$4	$609,684	$(5,299)	$(513,183)	$91,206

	Common Stock		Additional Paid in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance, December 31, 2024	27,218,490	$3	$536,725	$(9,770)	$(538,645)	$(11,687)
Release of Restricted Stock Units and Performance Stock Units	339,059	—	—	—	—	—
Exercise of stock options	73,140	—	640	—	—	640
Stock compensation expense	—	—	4,905	—	—	4,905
Issuance of common stock under Securities Purchase Agreements, net	4,843,750	—	36,047	—	—	36,047
Net loss	—	—	—	—	(23,515)	(23,515)
Foreign currency translation adjustments	—	—	—	(2,675)	—	(2,675)
Balance, March 31, 2025	32,474,439	$3	$578,317	$(12,445)	$(562,160)	$3,715

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Spire Global, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities
Net loss	$(25,843)	$(23,515)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,018	4,413
Stock-based compensation	3,963	4,905
Amortization of operating lease right-of-use assets	799	746
Change in fair value of warrant liabilities	120	(5,837)
Change in fair value of contingent earnout liability	—	(1,038)
Loss on decommissioned satellites and disposal of assets	909	5,160
Other, net	(521)	1,629
Changes in operating assets and liabilities:
Accounts receivable, net	(2,916)	2,584
Contract assets	(258)	(1,619)
Other current assets	66	(188)
Other long-term assets	103	451
Accounts payable	1,203	(3,819)
Contract liabilities	(628)	1,958
Other accrued expenses	(4,885)	6,328
Operating lease liabilities	(1,341)	(579)
Other long-term liabilities	—	(8)
Net cash used in operating activities	(26,211)	(8,429)
Cash flows from investing activities
Maturities of short-term investments	23,972	—
Purchase of property and equipment	(7,972)	(8,901)
Net cash provided by (used in) investing activities	16,000	(8,901)
Cash flows from financing activities
Proceeds from Securities Purchase Agreements, net	—	37,297
Proceeds from exercise of stock options	21	640
Net cash provided by financing activities	21	37,937
Effect of foreign currency translation on cash, cash equivalents and restricted cash	1,412	(3,828)
Net (decrease) increase in cash, cash equivalents and restricted cash	(8,778)	16,779
Cash, cash equivalents and restricted cash
Beginning balance	25,392	19,684
Ending balance	$16,614	$36,463
Supplemental disclosure of cash flow information
Cash paid for interest	$—	$3,862
Income taxes paid	$1,219	$—
Non-cash operating, investing and financing activities
Property and equipment purchased but not yet paid	$4,041	$964
Right-of-use assets obtained in exchange for lease liabilities	$1,194	$378

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

On April 25, 2025, the Company completed the sale of its maritime business to Kpler Holding SA for approximately $238.9 million (the “Maritime Transaction”). The sale did not include any portion of its satellite network or operations. As part of the transaction, a portion of the proceeds was used to settle a prior dispute with L3Harris Technologies, Inc. (“L3Harris”) pursuant to a settlement agreement providing for the full and complete resolution and release of all disputes asserted in connection with the Amended and Restated L3Harris Agreement dated January 21, 2020 (the “A&R L3Harris Agreement”) between exactEarth Ltd. (“exactEarth”) and L3Harris Technologies, Inc. (“L3Harris”), and to repay all outstanding obligations under the Company's financing agreements, including the Blue Torch Finance LLC (“Blue Torch”) and Strategic Innovation Fund (“SIF”) loan facilities.

2.
Summary of Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements and accompanying notes are unaudited and have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) and regulations of the U.S. Securities and Exchange Commission (the “SEC”) for interim financial reporting. The Company’s condensed consolidated financial statements include the accounts of Spire Global, Inc. and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to rules and regulations applicable to interim financial reporting. The unaudited condensed consolidated financial statements were prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, contain all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of its financial position, results of operations and cash flows for the periods indicated. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included within the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

Results of operations for the three months ended March 31, 2026, are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2026.

Spire Global, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Revision of Previously Issued Financial Statements

As previously disclosed in Note 2 to the consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2025, the Company identified immaterial revisions to previously issued financial statements for the three months ended March 31, 2025.

The revision related to the understatement of general and administrative expenses in the three months ended March 31, 2025. Specifically, legal expenses of $1.8 million related to the Maritime Transaction were incurred during the first quarter of 2025 but were not accrued as a component of other accrued expenses in current liabilities.

Additionally, there was an understatement of stock-based compensation expense affecting cost of revenue, research and development, and sales and marketing expenses. In connection with the Maritime Transaction, the Company failed to record a portion of accelerated stock-based compensation for the three months ended March 31, 2025 resulting in an aggregate understatement of $1.0 million.

These errors had no impact on the condensed consolidated statements of changes in stockholders’ equity or statements of comprehensive loss for the three months ended March 31, 2025, other than the impact to net loss for the period. The errors also had no impact on total cash flows from operating, investing, or financing activities for the period.

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

Spire Global, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Reclassifications

Certain prior year periods amounts have been reclassified to conform with the current year period’s presentation. These reclassifications had no impact on previously reported net loss.

Liquidity Risks and Uncertainties

The Company has a history of operating losses and negative cash flows from operations since inception. During the three months ended March 31, 2026, the Company used $26.2 million in cash for operating activities. In April 2026, the Company closed the 2026 Private Placement (as defined in Note 14). The aggregate net proceeds for the 2026 Private Placement were approximately $65.5 million. These proceeds enhanced the Company’s cash position and are expected to support its liquidity needs.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the dates of the condensed consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. Management’s significant estimates include assumptions for revenue recognition, which requires estimates of total costs used in measuring the progress of completion for the cost-based input method; allowance for current expected credit losses; realizability of deferred income tax assets; fair value of equity awards and warrant liabilities; the useful lives of property and equipment; and the Company's incremental borrowing rate used in accounting for operating leases. Actual results could differ from those estimates.

Cash, Cash Equivalents, Marketable Securities, and Restricted Cash

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Restricted cash included in other long-term assets, including restricted cash in the condensed consolidated balance sheets, represents amounts pledged as guarantees or collateral for financing arrangements and lease agreements, as contractually required.

Marketable debt securities are classified as available-for-sale and as short-term or long-term based on contractual maturity. Unrealized gains and losses on marketable debt securities are recognized in accumulated other comprehensive loss, and interest is included in interest income in the condensed consolidated statements of operations.

The following table shows components of cash, cash equivalents, and restricted cash reported on the condensed consolidated balance sheets and in the condensed consolidated statements of cash flows as of the dates indicated:

	March 31,	December 31,
	2026	2025
Cash and cash equivalents	$16,048	$24,813
Restricted cash included in other long-term assets	566	579
	$16,614	$25,392

Concentration Risk

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

Spire Global, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

loss and limiting credit exposure to any single issuer. The Company’s investment policy requires securities to be investment grade and limits the amount of credit exposure to any one issuer.

Substantially all of the Company’s marketable securities and certain cash equivalents, totaling $33.7 million and $65.1 million as of March 31, 2026 and December 31, 2025, respectively, are held with a single banking institution, representing a concentration of credit risk. The maximum exposure to loss is limited to the carrying amount of cash and marketable securities. The Company monitors the financial condition of the institution and believes the risk of loss is mitigated by its financial strength and the liquidity of the investments.

Geographic Risk

The Company also operates globally, and a substantial portion of its assets are located in certain geographic regions. The allocation of the Company’s assets by region was as follows:

	March 31,	December 31,
	2026	2025
EMEA
United Kingdom	35%	33%
Germany	23%	23%
Luxembourg	15%	17%
	73%	73%
Americas
U.S.	26%	27%
Canada	1%	0%
	27%	27%
Total	100%	100%

Spire Global, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Customer Risk

The Company has a concentration of contractual revenue arrangements with various government agencies. Government agencies under common control are reported as a single customer. The following customers represented 10% or more of the Company’s total revenue and total accounts receivable for each of the following periods:

	Three Months Ended March 31,
Revenue:	2026	2025
Customer A (1)	30%	15%
Customer B	13%	*
Customer C	10%	*
Customer D	*	10%

	March 31,	December 31,
Accounts Receivable:	2026	2025
Customer C	19%	34%
Customer E	14%	*
Customer F	12%	*
Customer G	*	11%

(1) Consists of multiple U.S. government agencies, of which one government agency represented greater than 10% of total revenue for the three months ended March 31, 2026. No government agency represented greater than 10% of total revenue for the three months ended March 31, 2025.

* Revenue from customer was less than 10% of total revenue during the applicable period or accounts receivable from customer were less than 10% of total accounts receivable as of the applicable period.

Vendor Risk

The Company relies on certain vendors for specific purchases. The Company believes its reliance on its vendors could be shifted over a period of time to alternative vendors should such a change be necessary. If the Company were unable to obtain alternative vendors due to factors beyond its control, its operations could be disrupted until alternative vendors were secured. The Company had one vendor from whom purchases of equipment, components and services individually represented 10% or more of the Company’s total purchases for the three months ended March 31, 2026. No individual vendor accounted for more than 10% of total purchases for the three months ended March 31, 2025.

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

Accounting Pronouncements Recently Adopted

In July 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2025-05 Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets to simplify how entities estimate expected credit losses on current accounts receivable and current contract assets. The ASU provides a practical expedient for all entities to assume that current economic conditions will not change for the remaining life of these assets when forecasting credit losses. The guidance is effective for annual and interim reporting periods within fiscal

Spire Global, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

years beginning after December 15, 2025. The Company adopted the standard in the first quarter of 2026. The adoption of the ASU did not have a material impact on the Company’s consolidated financial statements.

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

3.
Revenue, Contract Assets, Contract Liabilities and Remaining Performance Obligations

The Company recognizes revenue for certain long-term contracts using the percentage-of-completion method, measured on a cost-to-cost basis. From time to time, the Company revises its estimates of total costs for these contracts. Changes in estimated total costs for contracts using the percentage-of-completion method resulted in a reduction in revenue of $0.3 million for the three months ended March 31, 2026.

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

Spire Global, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following shows revenue from subscription and non-subscription contracts (dollars in thousands):

	Three Months Ended March 31,
	2026		2025
Subscription revenue	$13,221	83%	$19,510	82%
Non-subscription revenue	2,613	17%	4,366	18%
	$15,834	100%	$23,876	100%

The following revenue disaggregated by geography was recognized (dollars in thousands):

	Three Months Ended March 31,
	2026		2025
Americas
U.S.	$8,638	55%	$11,985	50%
Canada	1,596	10%	—	0%
Other(1)	49	0%	1,595	7%
Total Americas	10,283	65%	13,580	57%
EMEA
United Kingdom	923	5%	3,273	14%
Belgium	1,690	11%	16	0%
Germany	1,582	10%	1,289	5%
Other(1)	937	6%	3,639	15%
Total EMEA	5,132	32%	8,217	34%
Asia Pacific
Other(1)	419	3%	2,079	9%
	419	3%	2,079	9%
Total	$15,834	100%	$23,876	100%

(1) Revenue from individual geographic regions that represent less than 10% of total revenue for the periods presented are not separately disclosed.

Contract Assets

Contract assets reported on the Company's condensed consolidated balance sheets were $1.9 million and $1.8 million as of March 31, 2026 and December 31, 2025, respectively.

Changes in contract assets were as follows (in thousands):

	2026	2025
Balance as of January 1,	$1,778	$785
Contract assets recorded during the period	1,235	2,126
Reclassified to accounts receivable	(1,062)	(710)
Other	(22)	20
Balance as of March 31,	$1,929	$2,221

Spire Global, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Contract Liabilities

Contract liabilities were reported on the Company's condensed consolidated balance sheets as follows (in thousands):

	March 31,	December 31,
	2026	2025
Contract liabilities, current portion	$35,992	$35,160
Contract liabilities, non-current	12,435	14,207
Contract liabilities	$48,427	$49,367

Changes in contract liabilities were as follows (in thousands):

	2026	2025
Balance as of January 1,	$49,367	$45,526
Contract liabilities recorded during the period	10,218	11,635
Revenue recognized during the period	(10,828)	(9,908)
Other	(330)	433
Balance as of March 31,	$48,427	$47,686

Remaining Performance Obligations

The Company has performance obligations associated with commitments in customer contracts for future services that have not yet been recognized as revenue. Revenue from subscription-based services is recognized over time, generally on a straight-line basis over the subscription period, while revenue from milestone-based services is recognized at the point in time when control of the deliverable transfers to the customer. Management believes this method provides a faithful depiction of the pattern in which services are delivered to customers. Management applies judgment in determining the timing of recognition. For contracts with multiple performance obligations, management allocates the transaction price to each obligation based on its relative standalone selling price. These commitments for future services exclude cancellable contracts. As of March 31, 2026, the amount not yet recognized as revenue from these commitments was $184.8 million. There were no significant changes in these judgments during the three months ended March 31, 2026.

The Company expects to recognize its remaining performance obligations as of March 31, 2026, over the following periods (dollars in thousands):

	March 31, 2026
1 to 12 months(1)	$62,315	34%
13 to 24 months(1)	58,547	32%
25 to 36 months(1)	46,754	25%
37 to 48 months	11,681	6%
Remaining	5,513	3%
Total	$184,810	100%

(1) On April 23, 2026, a customer provided the Company with written notice of a contract termination, effective immediately. See Note 14 for further information. As of March 31, 2026, contracted future revenue related to this contract is included in the remaining performance obligations, as disclosed above. Approximately $8.1 million, $19.7 million, and $14.5 million of revenue previously expected to be recognized within the next 12 months, 13 to 24 months, and 25 to 36 months, respectively, will not be recognized as a result of this termination.

Spire Global, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

4.
Other Balance Sheet Components

Other current assets consisted of the following (in thousands):

	March 31,	December 31,
	2026	2025
Technology and other prepaid contracts	$1,141	$1,618
Other receivables	3,411	2,554
Prepaid insurance	529	872
Deferred contract costs	112	121
Other	810	871
Other current assets	$6,003	$6,036

Property and equipment, net consisted of the following (in thousands):

	March 31,	December 31,
	2026	2025
Satellites in-service	$32,466	$29,009
Internally developed software	2,377	2,377
Ground stations in-service	5,505	5,372
Leasehold improvements	6,629	6,077
Machinery and equipment	8,787	7,841
Computer equipment	1,432	1,411
Computer software and website development	99	99
Furniture and fixtures	1,574	1,542
	58,869	53,728
Less: Accumulated depreciation and amortization	(26,517)	(24,290)
	32,352	29,438
Satellite, launch, and ground station work in progress	34,183	30,692
Finished satellites not yet placed in-service	17,434	20,676
Property and equipment, net	$83,969	$80,806

Depreciation and amortization expense related to property and equipment was $2.6 million and $4.0 million for the three months ended March 31, 2026 and 2025, respectively. The Company recorded $0.9 million and $5.2 million of losses on decommissioned satellites and other assets write-offs for the three months ended March 31, 2026 and 2025, respectively. These losses are recorded in a separate line item within operating expenses on the condensed consolidated statement of operations. The loss recorded during the three months ended March 31, 2026 was primarily due to the deorbiting of one satellite. The loss recorded during the three months ended March 31, 2025 was primarily due to the Company’s decision to stop supporting three underperforming satellites. These satellites were written off at their net book value as no recoverable value was expected upon disposal.

Other accrued expenses consisted of the following (in thousands):

	March 31,	December 31,
	2026	2025
Operating lease liabilities, current	$3,932	$4,642
Professional services	3,161	4,394
Accrued operating costs	193	967
Accrued wages and benefits	6,006	4,556
Software	792	791
Corporate and sales tax	83	1,281
Termination fees	—	3,335
Other	2,395	2,300
Other accrued expenses	$16,562	$22,266

Spire Global, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Accumulated other comprehensive loss consisted of the following (in thousands):

	Three Months Ended March 31, 2026
	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) on Available-for-sale Debt Securities, net	Total
Beginning balance	$(5,467)	$32	$(5,435)
Other comprehensive income (loss) before reclassifications	166	(30)	136
Ending balance	$(5,301)	$2	$(5,299)

	Three Months Ended March 31, 2025
	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) on Available-for-sale Debt Securities, net	Total
Beginning balance	$(9,770)	$—	$(9,770)
Other comprehensive loss before reclassifications	(2,675)	—	(2,675)
Ending balance	$(12,445)	$—	$(12,445)

The components of accumulated other comprehensive loss, which are included in stockholders' equity, consist of foreign currency translation adjustments and unrealized gains (losses) on available-for-sale securities.

5.
Goodwill and Intangible Assets

The following table summarizes changes in goodwill balance (in thousands):

Balance at December 31, 2025	$15,450
Impact of foreign currency translation	(257)
Balance at March 31, 2026	$15,193

Intangible assets consisted of the following (in thousands):

	March 31, 2026
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$12,652	$(4,569)	$8,083
Trade names	2,145	(1,859)	286
Patents	393	(373)	20
FCC licenses(1)	480	(322)	158
	$15,670	$(7,123)	$8,547

	December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$12,867	$(4,378)	$8,489
Trade names	2,181	(1,781)	400
Patents	393	(369)	24
FCC licenses(1)	480	(314)	166
	$15,921	$(6,842)	$9,079

(1) The Company’s Federal Communications Commission (“FCC”) licenses are recognized as finite-lived intangible assets and are amortized over their estimated useful lives. The licenses are subject to annual renewal upon expiration and require approval by the FCC. The Company intends to renew these licenses, and the expected future cash flows associated with the licenses assume renewal upon expiration. Management does not believe that renewal uncertainty will materially limit the Company’s ability to generate cash flows from its satellite and ground station operations.

Spire Global, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

As of March 31, 2026, the weighted-average amortization period for remaining developed technology was 7.7 years, for trade names was 0.7 years, and for patents and FCC licenses was 4.7 years. Amortization expense related to intangible assets was $0.4 million and $0.4 million for the three months ended March 31, 2026 and 2025, respectively.

As of March 31, 2026, the expected future amortization expense of intangible assets is as follows (in thousands):

Year ending December 31,	Future Amortization Expense
Remainder of 2026	$1,111
2027	1,094
2028	1,089
2029	1,086
2030	1,084
Thereafter	3,083
$8,547

6.
Maritime Transaction

On April 25, 2025, the Company completed the sale of its maritime business to Kpler Holding SA, a Belgian corporation (“Buyer”), for approximately $238.9 million. The Company recognized a gain of $154.3 million on the sale. The maritime business generated income before income taxes of approximately $3.2 million for the three months ended March 31, 2025.

Termination of Financing Agreements

Blue Torch Credit Agreement

The Company used a portion of the proceeds from the Maritime Transaction to pay in full all outstanding obligations under the Blue Torch Financing Agreement (as defined below), which was terminated in connection with the payment. The total amount paid to Blue Torch, including outstanding principal, exit fees, termination penalties, applicable premiums, and accrued interest was approximately $108.6 million.

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

The Company recorded interest expense, including amortization of deferred issuance costs from long-term debt, of $5.7 million for the three months ended March 31, 2025.

Government Loan

The Company assumed an interest free loan agreement with the SIF upon the Acquisition which was recorded at an amount equal to the proceeds received. Any amount outstanding under this loan would have been repayable in 15 annual payments

Spire Global, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

beginning February 28, 2026, and would have had a stated interest rate of zero. On April 25, 2025, the Company used a portion of the proceeds from the Maritime Transaction to repay all obligations under the SIF loan agreement.

7.
Leases

Approximately 90% of the Company’s ROU assets and lease liabilities relate to office facilities leases, with the remaining amounts representing primarily ground station leases. The leases have various expiration dates through 2031. Certain of the Company’s lease agreements include escalating lease payments.

Operating lease expenses were $1.1 million and $1.0 million for the three months ended March 31, 2026 and 2025, respectively. Aggregate variable lease expenses and short-term lease expenses were $0.5 million and $0.3 million for the three months ended March 31, 2026 and 2025, respectively.

The following table provides the required information regarding the Company’s leases for which the Company is the lessee (dollars in thousands):

	March 31,	December 31,
	2026	2025
Assets
ROU assets	$9,740	$10,798
Liabilities
Current	$3,932	$4,642
Non-current	7,834	8,755
Total lease liabilities	$11,766	$13,397
Weighted-average remaining lease term (years)	4.3	4.5
Weighted-average discount rate	11%	10%

As of March 31, 2026, the maturity of operating lease liabilities are as follows (in thousands):

Year ending December 31,
Remainder of 2026	$3,711
2027	3,061
2028	2,567
2029	2,309
2030	2,108
Thereafter	1,004
Total lease payments	14,760
Less: Interest on lease payments	(2,994)
Present value of lease liabilities	$11,766

The lease obligations are secured by the underlying leased assets and, in the event of default, the lessor’s claim is limited to those assets. Operating cash payments included in the measurement of operating lease liabilities were $1.3 million and $0.6 million for the three months ended March 31, 2026 and 2025, respectively, all of which were included in net cash used in operating activities in the condensed consolidated statements of cash flows. Amortization of ROU assets was $0.8 million and $0.7 million for the three months ended March 31, 2026 and 2025, respectively.

Spire Global, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

8.
Fair Value Measurement

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables present the Company’s fair value hierarchy for its financial instruments that are measured at fair value on a recurring basis (in thousands):

	March 31, 2026
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents:
Money market funds	$337	$—	$—	$337
	$337	$—	$—	$337
Marketable securities:
Commercial paper	$—	$21,874	$—	$21,874
U.S. treasury bills and bonds	11,535	—	—	11,535
	$11,535	$21,874	$—	$33,409
Liabilities:
Long-term liabilities:
Credit Agreement Warrants	$—	$226	$—	$226
	$—	$226	$—	$226

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents:
Money market funds	$6,360	$—	$—	$6,360
	$6,360	$—	$—	$6,360
Marketable securities:
Commercial paper	$—	$44,543	$—	$44,543
U.S. treasury bills and bonds	12,426	—	—	12,426
	$12,426	$44,543	$—	$56,969
Liabilities:
Long-term liabilities:
Credit Agreement Warrants	$—	$106	$—	$106
	$—	$106	$—	$106

The Company recognizes transfers between levels of the fair value hierarchy as of the date of the event or change in circumstances that cause the transfer. There were no transfers between levels during the periods presented.

Cash and Cash Equivalents and Marketable Securities

The Company’s marketable securities consist of debt securities that are classified as available-for sale and are reported at fair value in the condensed consolidated balance sheets. Unrealized gains and losses on these securities, which arise from changes in fair value, are recorded in accumulated other comprehensive loss, net of applicable income taxes.

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

Spire Global, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following tables summarize the Company’s cash, cash equivalents, and marketable securities by significant category (in thousands):

	March 31, 2026
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$15,711	$—	$—	$15,711
Cash equivalents:
Money market funds	337	—	—	337
U.S. treasury bills and bonds	—	—	—	—
	$16,048	$—	$—	$16,048
Marketable Securities:
Commercial paper	$21,874	$2	$(2)	$21,874
U.S. treasury bills and bonds	11,537	—	(2)	11,535
	$33,411	$2	$(4)	$33,409

	December 31, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$18,453	$—	$—	$18,453
Cash equivalents:
Money market funds	6,360	—	—	6,360
U.S. treasury bills and bonds	—	—	—	-
	$24,813	$—	$—	$24,813
Marketable Securities:
Commercial paper	$44,514	$29	$—	$44,543
U.S. treasury bills and bonds	12,423	3	—	12,426
	$56,937	$32	$—	$56,969

The following table represents amortized cost and estimated fair value of marketable securities, by contractual maturity (in thousands):

	March 31, 2026
	Amortized Cost	Fair Value
Due in one year or less	$33,411	$33,409

The Company did not record any impairment charges related to its available-for-sale securities during the three months ended March 31, 2026 and 2025. The Company has concluded that no allowance for credit losses is necessary for these unrealized losses based on the credit quality of the securities and the liquidity and maturity considerations.

Credit Agreement Warrants

On June 13, 2022, in connection with the Blue Torch Financing Agreement, the Company issued warrants to Blue Torch, which were exercisable for an aggregate of 437,024 shares of the Company’s Class A common stock with a per share exercise price of $16.08 (the “2022 Blue Torch Warrants”). In addition, in connection with the closing of the financing, the Company paid Urgent Capital LLC, a Delaware limited liability company, $0.6 million in cash and issued warrants to purchase 24,834 shares of the Company’s Class A common stock with a per share exercise price of $16.08 (the “Urgent Warrants”).

Spire Global, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

On June 11, 2025, Blue Torch exercised its remaining 208,483 warrants, excluding the Urgent Warrants, also on a cashless basis. Using the exercise price of $5.44 and the Company’s Class A common stock price of $11.83 on the date of exercise, the Company issued 112,611 shares of Class A common stock. No cash was received in connection with either exercise. As of March 31, 2026, Urgent Warrants representing the right to purchase 24,834 shares of the Company’s Class A common stock remained outstanding and exercisable.

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

The Company recognized a loss of $0.1 million and a gain of $5.8 million in the condensed consolidated statement of operations for changes in the fair value of the Credit Agreement Warrants during the three months ended March 31, 2026 and 2025, respectively.

The table below quantifies the significant inputs used for the Credit Agreement Warrants:

	March 31,	December 31,
	2026	2025
Fair value of the Company’s Class A common stock	$12.58	$7.50
Exercise price	$16.08	$16.08
Risk-free interest rate	4.11%	3.94%
Expected volatility factor	87.0%	75.0%
Expected dividend yield	—%	—%
Remaining contractual term (in years)	6.2	6.5

Securities Purchase Agreement Warrants

On March 12, 2025, the Company entered into a Securities Purchase Agreement (the “2025 Securities Purchase Agreement”) with the purchasers named therein for the private placement (the “2025 Private Placement”) of (i) 4,843,750 shares of Class A common stock at a purchase price of $8.00 per share and (ii) pre-funded warrants (the “Pre-Funded Warrants”) to purchase 156,250 shares of Class A common stock at a purchase price of $7.9999 per Pre-Funded Warrant. The Pre-Funded Warrants had an exercise price of $0.0001 per share of Class A common stock, were exercisable immediately and remained outstanding until fully exercised. The Pre-Funded Warrants were initially recorded at fair value on the issuance date, which equaled the proceeds received on March 14, 2025. The Pre-Funded Warrants were classified as liabilities because they contained provisions that could require cash settlement under certain circumstances and, accordingly, were not considered indexed to the Company’s own

Spire Global, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

stock. As liability classified instruments, the Pre-Funded Warrants were measured at fair value at each reporting date, with changes in fair value recognized in the condensed consolidated statements of operations.

On June 10, 2025, all 156,250 Pre-Funded Warrants were exercised on a cashless basis, in accordance with the Pre-Funded Warrant agreement. As a result, the Company issued 156,249 shares of Class A common stock, reflecting the $0.0001 per share exercise price.

9.
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

L3Harris Commitment

In conjunction with the Acquisition, the Company acquired the agreement (the “L3Harris Agreement”) with L3Harris to receive satellite automatic identification system (“S-AIS”) data from the L3Harris AppStar payloads on-board Iridium NEXT Constellation, Iridium’s Real-Time, Second-Generation satellite constellation with 58 AppStar payloads. Under the A&R L3Harris Agreement, the Company incurred a fixed fee of $0.4 million per month. The A&R L3Harris Agreement expires on August 7, 2031.

Under the A&R L3Harris Agreement, the Company was required to pay a 30% share of S-AIS data revenue for the portion of exactEarth annual S-AIS data revenue which was in excess of $16.0 million. No revenue share was owed to L3Harris under the A&R L3Harris Agreement, with respect to AIS Analytics sales, for each of the three months ended March 31, 2026 and 2025. The Company recognized $0 and $1.2 million in cost of revenue in the condensed consolidated statements of operations for costs incurred to acquire exclusive access rights to data generated from satellites for the three months ended March 31, 2026 and 2025, respectively.

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

Litigation

In July 2025, the Company received a subpoena from the SEC seeking records relating to, among other matters, (i) the restatement of its consolidated financial statements as of and for the years ended December 31, 2023 and 2022, the unaudited condensed consolidated financial information as of the quarter ends and for the interim periods in the years ended December 31, 2023 and 2022, and the unaudited condensed consolidated financial statements as of and for the quarter ended March 31, 2024; (ii) its historical accounting policies and practices; (iii) its internal control over financial reporting, disclosure controls and procedures, and material weaknesses therein; and (iv) the premature filing of its Annual Report on Form 10-K for the year ended December 31, 2024. The Company is in the process of producing records responsive to the subpoena and intends to continue cooperating with the SEC’s investigation; however, it cannot predict the ultimate outcome or timing of the investigation. Legal costs related to this matter are expensed as incurred.

Spire Global, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

In January 2026, the arbitral tribunal held an evidentiary hearing, the outcome of which remains pending. The Company believes that it has strong factual and legal defenses to NorthStar’s claims and that the damages by NorthStar are speculative, without evidentiary support, and contrary to the terms of the Space Services contract. At this time, the Company cannot predict the ultimate outcome of this matter.

10.
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

As of March 31, 2026, 1,228,437 and 1,082,514 shares of Class A common stock were available for issuance under the 2021 Plan and 2021 ESPP, respectively.

Spire Global, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table summarizes stock option activity under the Company’s equity compensation plans (dollars in thousands, except for per share amounts):

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding as of December 31, 2025	1,605,798	$17.82	4.0
Granted	—
Exercised	(2,879)	$7.45
Forfeited, canceled, or expired	(6,602)	$12.52
Options outstanding as of March 31, 2026	1,596,317
Vested and expected to vest at March 31, 2026	1,596,317	$17.86	3.7	$794
Exercisable at March 31, 2026	1,574,667	$17.96	3.7	$760

The aggregate intrinsic value of options exercised was less than $0.1 million and $0.3 million during the three months ended March 31, 2026 and 2025, respectively. The cash proceeds from the options exercised were less than $0.1 million and $0.6 million during the three months ended March 31, 2026 and 2025, respectively. The aggregate grant date fair value of options vested was $0.1 million and $0.1 million during the three months ended March 31, 2026 and 2025, respectively.

The following table summarizes restricted stock unit (“RSU”) activity under the 2021 Plan:

	Number of RSUs	Weighted Average Grant Date Fair Value per Share
Outstanding as of December 31, 2025	2,622,092	$10.19
RSUs granted	1,218,366
RSUs and PSUs vested	(419,079)
RSUs forfeited	(176,633)
Outstanding as of March 31, 2026	3,244,746	$10.38

For RSUs with service-based vesting conditions, the fair value is calculated based upon the Company’s closing stock price on the date of grant, and the stock-based compensation expense is recognized over the applicable grant vesting term, generally three to four years. For performance stock units (“PSUs”), the fair value is determined based upon the Company’s closing stock price on the date of grant, and compensation expense is recognized over the applicable performance period when achievement of the performance condition is considered probable. The fair value of PSUs is calculated based on the Company’s closing stock price on the grant date. Stock-based compensation expense is recognized over the applicable vesting period based on the number of units expected to vest. The aggregate fair value of RSUs and PSUs vested was $12.0 million and $3.7 million during the three months ended March 31, 2026 and 2025, respectively.

In connection with the Maritime Transaction, certain affected employees had 197,604 outstanding options and RSUs accelerated. This acceleration resulted in incremental stock-based compensation expense of $1.2 million for the three months ended March 31, 2025. The accelerated options and RSUs retained their original grant terms.

As of March 31, 2026, there was $29.3 million of total unrecognized compensation expense related to options, RSUs, and PSUs expected to be recognized over a weighted average period of 2.89 years.

Spire Global, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table summarizes the components of total stock-based compensation expense based on roles and responsibilities of the employees within the condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2026	2025
Cost of revenue	$116	$113
Research and development	1,268	825
Sales and marketing	321	1,478
General and administrative	2,258	2,489
	$3,963	$4,905

11.
Equity Transactions

On March 12, 2025, the Company entered into the 2025 Securities Purchase Agreement with the purchasers named therein for the 2025 Private Placement of (i) 4,843,750 shares of Class A common stock at a purchase price of $8.00 per share and (ii) Pre-Funded Warrants to purchase 156,250 shares of Class A common stock at a purchase price of $7.9999 per Pre-Funded Warrant. The Pre-Funded Warrants had an exercise price of $0.0001 per share of Class A common stock, were exercisable immediately, and remained outstanding until fully exercised. The aggregate net proceeds from the 2025 Private Placement were $37.3 million, after deducting offering expenses. During 2025, all Pre-Funded Warrants were exercised on a cashless basis.

12.
Net Loss per Share

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

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2026	2025
Numerator:
Net loss	$(25,843)	$(23,515)
Denominator:
Weighted-average shares used in computing basic and diluted net loss per share	33,269,650	26,787,097
Basic and diluted net loss per share	$(0.78)	$(0.88)

The following securities were not included in the computation of diluted net loss per share because their effect would be anti-dilutive or the issuance of such shares is contingent upon the satisfaction of certain conditions that were not met by the end of the period:

	Three Months Ended March 31,
	2026	2025
Stock options	1,596,317	1,905,395
RSUs, PSUs, and Potential ESPP Shares	3,285,524	2,432,277
Credit Agreement Warrants	24,834	1,058,940
Contingent Earnout Shares	912,600	912,600
	5,819,275	6,309,212

Spire Global, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

The Company’s chief operating decision maker (“CODM”), who is the Company’s chief executive officer, regularly reviews consolidated net (loss) income as reported in the condensed consolidated statements of operations, along with other financial information presented on a consolidated basis, for purposes of making operating decisions, assessing financial performance and allocating resources. The CODM measures performance and how to allocate resources for the segment primarily based on net (loss) income, revenue, and gross margin. The CODM’s objective is to make resource allocation decisions that optimize the Company’s consolidated financial results by monitoring actual results compared to forecasted results.

The measure of segment assets is reported as total assets on the condensed consolidated balance sheets and total capital expenditures for additions to long-lived assets, which were $8.0 million and $8.9 million, for the three months ended March 31, 2026 and 2025, respectively.

The following table includes segment revenue and significant segment expenses:

	Three Months Ended March 31,
	2026	2025
Revenue	$15,834	$23,876
Less:
Employee expense (a)	18,929	20,296
Equipment and software expenses (b)	4,906	10,319
Depreciation and amortization	3,018	4,413
Professional services	8,974	8,872
Facilities expense (b)	1,188	1,049
Contractor expense	562	378
Other operating and marketing expenses	1,291	1,279
Loss on decommissioned satellites and disposal of assets	909	5,129
Interest expense	—	5,730
Change in fair value of contingent liability and warrant liabilities	120	(6,874)
Other segment items (c)	1,780	(3,200)
Segment net loss	$(25,843)	$(23,515)

(a) Employee expense included stock-based compensation expense of $4.0 million and $4.9 million for the three months ended March 31, 2026 and 2025, respectively.

(b) In the second quarter of 2025, the Company reclassified certain expenses from Facilities expense to Equipment and software expenses within its segment reporting to better reflect the nature of the costs. Prior period amounts have been recast to conform to the current year period presentation. This reclassification impacted only the composition of the expense categories regularly provided to the Company’s CODM and had no impact on total segment expenses, the condensed consolidated statements of operations, or loss per share.

(c) Other segment items included in segment net loss include foreign exchange (gain) loss, income tax (benefit) provision, equity investment loss, travel and meals expenses, and interest income.

14.
Subsequent Events

On April 8, 2026, the Company entered into a securities purchase agreement (the “2026 Purchase Agreement”) with the purchasers named therein for the private placement (the “2026 Private Placement”) of 5,000,000 shares of the Company’s

Spire Global, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Class A common stock at a purchase price of $14.00 per share. The aggregate net proceeds from the 2026 Private Placement were approximately $65.5 million, and the 2026 Private Placement closed on April 10, 2026.

On April 23, 2026, the Company received written notice terminating for convenience, effective immediately, the contract pursuant to which the Company agreed to design and develop the WildFireSat constellation of satellites to monitor wildfires in Canada for the Canadian Space Agency. If all contractual milestones had been achieved, the contract would have had an aggregate value of Can$71.8 million, including harmonized sales tax. The Company has the right to submit a settlement proposal with respect to costs arising from the termination of the contract in accordance with the Procedures Information Guide provided by Public Works and Government Services.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and related notes thereto included in this Quarterly Report on Form 10-Q and the audited consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Form 10-K”). This Quarterly Report on Form 10-Q also includes revisions to previously issued financial statements as of and for three months ended March 31, 2025, as discussed in Note 2 to the condensed consolidated financial statements. All relevant amounts presented in this section have been revised, as applicable, to reflect these adjustments. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated by these forward-looking statements as a result of many factors. Factors that could cause or contribute to such differences include those identified below and those discussed in the section titled “Risk Factors” in the 2025 Form 10-K and in this Quarterly Report on Form 10-Q. Our historical results are not necessarily indicative of the results that may be expected for any period in the future.

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

We operate in the “listening” (RF) satellite market. We do not operate in the “looking” (imagery) or “talking” (communications) satellite markets.

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

Recent Developments

On April 8, 2026, we entered into the 2026 Securities Purchase Agreement with the purchasers named therein for the 2026 Private Placement of 5,000,000 shares of our Class A common stock at a purchase price of $14.00 per share. The aggregate net proceeds from the 2026 Private Placement were approximately $65.5 million, and the 2026 Private Placement closed on April 10, 2026.

Highlights from the Three Months Ended March 31, 2026

•
We successfully launched 19 satellites across two missions.
•
We successfully received the first data from our Hyperspectral Sounder demonstrator satellite.
•
We successfully launched our seventh Optical Inter-Satellite Link satellite, marking a further development in our capabilities for direct optical communication between satellites.
•
We successfully demonstrated single-satellite RFGL techniques on orbit, including the detection and geolocation of S-band and X-band radio frequency signals.

Key Factors Affecting Our Performance

We believe that our current and future performance depends on many factors, including, but not limited to, those described below. While these areas present significant opportunity, they also present risks that we must manage to achieve successful results. For additional information about these risks, see the section titled “Risk Factors” in Part I, Item 1A of our 2025 Form 10-K. If we are unable to address these risks, our business and results of operations could be adversely affected.

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

Impact of Foreign Exchange Rates

Our reporting currency is the U.S. Dollar. The functional currencies of our foreign operating subsidiaries is the local currency in which each subsidiary operates, including the Euro, the British Pound Sterling, the Singapore Dollar and the Canadian Dollar.

The U.S. Dollar weakened against these local functional currencies for the three months ended March 31, 2026 compared with the three months ended March 31, 2025. Approximately one-third of our sales are denominated in foreign currencies, so a weaker U.S. Dollar generally has a positive effect on revenue. Conversely, operating expenses are primarily incurred outside the U.S., so a weaker U.S. Dollar increases expenses. For additional information, see Note 2 to our consolidated financial statements included in Part II, Item 8 of the 2025 Form 10-K.

The financial statements of these subsidiaries are translated into U.S. Dollars using exchange rates in effect at each balance sheet date for assets and liabilities and average exchange rates during the period for revenue and expenses. To the extent we experience significant currency fluctuations, our results of operations may be impacted.

Macroeconomic and Geopolitical Impact

The macroeconomic environment may cause existing or potential customers to re-evaluate their decision to purchase our offerings, at times resulting in additional customer discounts, extended payment terms, and longer sales cycles. In particular, delays in approving appropriations bills and recent government funding disruptions have and may continue to negatively affect the timing of certain U.S. federal government orders. Negative macroeconomic conditions, including elevated inflation, interest rate volatility, credit market disruptions, trade restrictions and tariffs, and geopolitical tensions, civil unrest, or armed conflicts, have and may continue to affect customer purchasing patterns, occasionally resulting in selective project delays or extended sales cycles. Although imposition of tariffs or other trade restrictions have not had a material impact on our business, they could create future supply-chain disruptions or cost pressures. For additional information, see “Risk Factors—Risks Related to Our Industry and Business—Uncertain macroeconomic and geopolitical conditions have negatively impacted, and may continue to impact, our business, financial condition, and results of operations.” in Part I, Item 1A of the 2025 Form 10-K.

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

As of March 31, 2026, we expect to recognize our RPO over the following future periods (in thousands):

	March 31, 2026
1 to 12 months(1)	$62,315	34%
13 to 24 months(1)	58,547	32%
25 to 36 months(1)	46,754	25%
37 to 48 months	11,681	6%
Remaining	5,513	3%
Total	$184,810	100%

(1) On April 23, 2026, a customer provided the Company with written notice of a contract termination, effective immediately. For additional information, see Note 14 to our condensed consolidated financial statements included in Part I, Item I of this Quarterly Report on Form 10-Q. As of March 31, 2026, contracted future revenue related to this contract is included in the remaining performance obligations, as disclosed above. Approximately $8.1 million, $19.7 million, and $14.5 million of revenue previously expected to be recognized within the next 12 months, 13 to 24 months, and 25 to 36 months, respectively, will not be recognized as a result of this termination.

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

Subscription periods for our solutions generally range from one to two years and are typically non-cancelable, with customers having the right to terminate their agreements only if we materially breach our obligations under the agreement. Our subscription fees are typically billed either monthly or quarterly in advance. For additional information related to our revenue recognition, see Notes 2 and 3 to our consolidated financial statements included in Part II, Item 8 of the 2025 Form 10-K.

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

Sales and Marketing. Sales and marketing expenses consist primarily of employee-related expenses, sales commissions, marketing and advertising costs, costs incurred in the development of customer relationships, brand development costs, travel-related expenses, allowance for current expected credit losses, and amortization of purchased intangible assets.

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

Change in Fair Value of Warrant Liabilities. Change in fair value of warrant liabilities includes mark-to-market adjustments to reflect changes in fair value of warrant liabilities and the exchange of warrants for common stock.

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

Income Tax Provision (Benefit)

The provision (benefit) for income taxes consists of federal income taxes in the U.S. and income taxes in certain foreign jurisdictions. We do not provide for income taxes on undistributed earnings of our foreign subsidiaries since we intend to invest these earnings outside of the U.S. permanently. We account for income taxes using the asset and liability method, whereby deferred tax assets and liabilities are recognized based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted rates and laws that will be in effect when the differences are expected to reverse.

Results of Operations

Three Months Ended March 31, 2026, Compared to Three Months Ended March 31, 2025

The following tables set forth selected condensed consolidated statements of operations data for each of the periods indicated:

	Three Months Ended March 31,
(in thousands)	2026	2025
Revenue	$15,834	$23,876
Cost of revenue	9,529	15,164
Gross profit	6,305	8,712
Operating expenses:
Research and development	8,699	8,659
Sales and marketing	3,146	5,531
General and administrative	18,126	17,650
Loss on decommissioned satellites and other assets write-offs	909	5,160
Total operating expenses	30,880	37,000
Loss from operations	(24,575)	(28,288)
Other (expense) income:
Interest income	474	20
Interest expense	—	(5,730)
Change in fair value of contingent earnout liability	—	1,038
Change in fair value of warrant liabilities	(120)	5,837
Foreign exchange (loss) gain	(1,628)	3,826
Other income (expense), net	61	(224)
Total other (expense) income, net	(1,213)	4,767
Loss before income taxes	(25,788)	(23,521)
Income tax provision (benefit)	55	(6)
Net loss	$(25,843)	$(23,515)

Revenue

	Three Months Ended March 31,		%
(dollars in thousands)	2026	2025	Change
Revenue	$15,834	$23,876	(34)%

Total revenue decreased $8.0 million, or 34%, for the three months ended March 31, 2026, compared with the three months ended March 31, 2025. This decrease was primarily driven by a decrease in revenue of $9.7 million due to the Maritime Transaction, partially offset by an increase in revenue of $1.5 million from additional data purchases by the National Oceanic and Atmospheric Administration and an increase in revenue of $0.2 million from new customers.

Our diversification across government and commercial customers worldwide strengthens our business by providing multiple sources of demand and reducing reliance on any single customer or geographic region. The following tables present revenue disaggregated between government and commercial customers and by geographic region.

Revenue by customer type:

	Three Months Ended March 31,
(dollars in thousands)	2026		2025
Commercial	$8,342	53%	$15,774	66%
Government	7,492	47%	8,102	34%
Total revenue	$15,834	100%	$23,876	100%

Revenue by geographic region:

	Three Months Ended March 31,
(dollars in thousands)	2026		2025
Americas	$10,283	65%	$13,580	57%
EMEA	5,132	32%	8,217	34%
Asia Pacific	419	3%	2,079	9%
Total revenue	$15,834	100%	$23,876	100%

Cost of Revenue

	Three Months Ended March 31,		%
(dollars in thousands)	2026	2025	Change
Cost of revenue	$9,529	$15,164	(37)%
Gross profit	6,305	8,712	(28)%
Gross margin	40%	36%

Cost of revenue decreased $5.6 million, or 37%, for the three months ended March 31, 2026, compared with the three months ended March 31, 2025. This decrease was primarily due to a decrease of $5.2 million in software expense and a decrease of $1.6 million in depreciation expense, partially offset by an increase of $0.7 million in personnel costs and an increase of $0.3 million in professional fees.

The decrease of $5.2 million in software expense was driven by a downlink data service cost incurred in the three months ended March 31, 2025 that did not recur in the three months ended March 31, 2026, and a decrease due to the Maritime Transaction.

Gross margin was 40% and 36% for the three months ended March 31, 2026 and 2025, respectively. The increase was driven by the reduction in cost of revenue described above.

Operating Expenses

Operating expenses consist of our research and development, our sales and marketing, and our general and administrative expenses, as well as loss on decommissioned satellites and other asset write offs in some periods. As we continue to invest in our growth, we expect our operating expenses to increase in absolute dollars as revenue grows. However, we expect our operating expenses as a percentage of revenue to decrease over time.

Research and Development

	Three Months Ended March 31,		%
(dollars in thousands)	2026	2025	Change
Research and development	$8,699	$8,659	0%
Percentage of total revenue	55%	36%

Research and development expenses for the three months ended March 31, 2026 were comparable to the three months ended March 31, 2025. Personnel costs increased $0.3 million primarily driven by lower R&D Services activity, which reduced the proportion of costs allocated to cost of revenue, and higher stock-based compensation. This increase was partially offset by lower equipment expenses.

Sales and Marketing

	Three Months Ended March 31,		%
(dollars in thousands)	2026	2025	Change
Sales and marketing	$3,146	$5,531	(43)%
Percentage of total revenue	20%	23%

Sales and marketing expenses decreased $2.4 million, or 43%, for the three months ended March 31, 2026, compared with the three months ended March 31, 2025. This decrease was driven by a decrease of $2.4 million in personnel costs primarily due to lower headcount and stock-based compensation following the Maritime Transaction.

General and Administrative

	Three Months Ended March 31,		%
(dollars in thousands)	2026	2025	Change
General and administrative	$18,126	$17,650	3%
Percentage of total revenue	114%	74%

General and administrative expenses increased $0.5 million, or 3%, for the three months ended March 31, 2026, compared with the three months ended March 31, 2025. This increase was due to an increase of $0.2 million in travel and expense costs and an increase of $0.1 million in facilities expense.

Loss on Decommissioned Satellites and Other Assets Write-offs

	Three Months Ended March 31,		%
(dollars in thousands)	2026	2025	Change
Loss on decommissioned satellites and other assets write-offs	$909	$5,160	(82)%
Percentage of total revenue	6%	22%

Loss on decommissioned satellites and other assets write-offs decreased $4.3 million, or 82%, for the three months ended March 31, 2026, compared with the three months ended March 31, 2025. This decrease was driven by the decision to discontinue support for three underperforming satellites in the three months ended March 31, 2025, compared to the deorbiting of one satellite in the three months ended March 31, 2026.

Other (Expense) Income

	Three Months Ended March 31,		%
(dollars in thousands)	2026	2025	Change
Interest income	$474	$20	2,270%
Interest expense	$—	$(5,730)	(100)%
Change in fair value of contingent earnout liability	$—	$1,038	(100)%
Change in fair value of warrant liabilities	$(120)	$5,837	(102)%
Foreign exchange (loss) gain	$(1,628)	$3,826	(143)%
Other income (expense), net	$61	$(224)	(127)%

Interest income increased by $0.5 million, or 2,270%, for the three months ended March 31, 2026, compared with the three months ended March 31, 2025. This increase was primarily due to higher average balances held in marketable securities as a result of the proceeds received via the close of the Maritime Transaction on April 25, 2025.

Interest expense decreased by $5.7 million, or 100%, for the three months ended March 31, 2026, compared with the three months ended March 31, 2025, due to the repayment of our outstanding debt on April 25, 2025.

There was no change in fair value of contingent earnout liability for the three months ended March 31, 2026. For the three months ended March 31, 2025,we recorded a gain of $1.0 million. The gain in the three months ended March 31, 2025 was primarily due to a decrease in fair value resulting from a decline in the price of our Class A common stock. The liability is scheduled to expire in August 2026, and the probability of achieving the earnout target is considered to be zero.

Change in fair value of warrant liabilities was a loss of $0.1 million for the three months ended March 31, 2026, compared to a gain of $5.8 million for the three months ended March 31, 2025. The gain in the three months ended March 31, 2025 was primarily due to a decrease in fair value resulting from a decline in the price of our Class A common stock. In addition, all warrants other than the Urgent Warrants were exercised on or before June 20, 2025; as a result, those warrants no longer impact changes in fair value of warrant liabilities subsequent to that date. For additional information regarding our warrants and the definition of Urgent Warrants, see Note 8 to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

We recognized a foreign exchange loss of $1.6 million for the three months ended March 31, 2026, compared to a gain of $3.8 million for the three months ended March 31, 2025, representing a year-over-year change of $5.4 million. The loss in the three months ended March 31, 2026 was primarily driven by the remeasurement of intercompany balances denominated in U.S. dollars held by our Luxembourg, Germany and U.K. entities and owed to our U.S. entity resulting from the strengthening of the U.S. dollar relative to the Euro and the British Pound Sterling. The gain in 2025 was primarily driven by the remeasurement of intercompany balances denominated in U.S. dollars held by our Luxembourg and U.K. entities and owed to our U.S. entity resulting from the weakening of the U.S. Dollar relative to the Euro and the British Pound Sterling.

Other income (expense), net improved $0.3 million, or 127% for the three months ended March 31, 2026, compared to the three months ended March 31, 2025. This improvement was due to a decrease of $0.2 million in equity investment losses.

Income Tax Provision

	Three Months Ended March 31,		%
(dollars in thousands)	2026	2025	Change
Income tax provision (benefit)	$55	$(6)	(1,017)%

Provision for income taxes for the three months ended March 31, 2026 was primarily due to the increase in pre-tax book income for our U.K. and Canadian entities.

Non-GAAP Financial Measures

We believe that in addition to our results determined in accordance with Generally Accepted Accounting Principles (“GAAP”), non-GAAP earnings before interest, taxes, depreciation, and amortization (“EBITDA”) is useful in evaluating our business, results of operations and financial condition. We believe that this non-GAAP financial measure may be helpful to investors because it provides consistency and comparability with past financial performance and facilitates period-to-period comparisons of operations, as this eliminates the effects of certain variables that we do not believe reflect our underlying business performance. In addition to our GAAP measures, we use this non-GAAP financial measure internally for budgeting and resource allocation purposes and in analyzing our financial results.

We define EBITDA as net loss, plus depreciation and amortization expense, plus interest, net, and plus income tax provision. EBITDA has limitations as an analytical tool and should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP.

We define Adjusted EBITDA as earnings before interest, taxes, depreciation and amortization, further adjusted for any gain on sale of a business, loss on extinguishment of debt, change in fair value of contingent earnout liability, change in fair value of warrant liabilities, issuance of stock warrants, foreign exchange (gain) loss, other (income) expense, net, stock-based compensation, mergers and acquisition related expenses, loss on decommissioned satellites and other assets write-offs, other unusual and infrequent costs, and other acquisition accounting amortization. We believe Adjusted EBITDA can be useful in providing an understanding of the underlying results of operations and trends, an enhanced overall understanding of our financial performance and prospects for the future. While Adjusted EBITDA is not a recognized measure under GAAP, management uses this financial measure to evaluate and forecast business performance. Adjusted EBITDA is not intended to be a measure of liquidity or cash flows from operations or a measure comparable to net loss as it does not take into account certain requirements, such as capital expenditures and related depreciation, interest payments, tax benefits, stock-based compensation, other unusual and infrequent costs, and other acquisition accounting amortization.

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
•
Other (income) expense, net. We exclude other (income) expense, net because it includes non-operating items and other gains and losses that are not reflective of our core operating performance and may fluctuate between periods, such as debt prepayment penalties, legal settlements, equity investment losses, and gains or losses on asset disposals.
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
•
Other unusual and infrequent costs. We exclude these items because they are not reflective of our ongoing operating results. Examples include certain legal, accounting, and other professional fees associated with matters such as the Maritime Transaction, the SEC subpoena received in July 2025, and a Space Services customer dispute and liquidated damages associated with the 2025 Private Placement.
•
Other acquisition accounting amortization. We exclude non-cash amortization of purchased data rights and certain purchased technologies as these expenses are the result of acquisition accounting and are not indicative of our core operating performance.

The following table outlines the reconciliation from net loss to Adjusted EBITDA for the periods indicated:

	Three Months Ended March 31,
(in thousands)	2026	2025
Net loss	$(25,843)	$(23,515)
Depreciation & amortization	3,018	4,413
Interest, net	(474)	5,710
Income tax provision (benefit)	55	(6)
EBITDA	(23,244)	(13,398)
Adjustments to EBITDA:
Change in fair value of contingent earnout liability	-	(1,038)
Change in fair value of warrant liabilities	120	(5,837)
Foreign exchange loss (gain)	1,628	(3,826)
Other (income) expense, net	(61)	224
Stock-based compensation	3,963	4,905
Loss on decommissioned satellites and other assets write-offs	909	5,160
Other unusual and infrequent costs(1)	6,498	5,737
Other acquisition accounting amortization	-	165
Adjusted EBITDA	$(10,187)	$(7,908)

(1) Includes (i) restructuring charges of $0.7 million and $0.3 million for the three months ended March 31, 2026 and 2025, respectively, and (ii) legal, accounting, and other professional fees of $5.8 million and $5.4 million for the three months ended March 31, 2026 and 2025, respectively.

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
•
Adjusted EBITDA does not reflect income tax payments that may represent a reduction in cash available to us; and
•
Adjusted EBITDA does not reflect decommissioned satellites and other assets write offs and does not reflect the cash capital expenditure requirements for the replacements of lost satellites. While these expenses could occur in a given year, the existence and magnitude of these costs could vary greatly and are unpredictable.

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

Liquidity and Capital Resources

As of March 31, 2026, our principal sources of liquidity to fund our operations are from cash and cash equivalents of $16.0 million and marketable securities of $33.4 million, primarily attributable to net proceeds of $109.5 million from the Maritime Transaction and net proceeds of $37.3 million from the 2025 Private Placement (as defined below).

Of the $16.0 million of cash and cash equivalents, approximately $8.1 million was held outside of the U.S., with the remaining $7.9 million held in the U.S. These amounts compare to cash and cash equivalents of $24.8 million as of December 31, 2025, of which $13.9 million was held outside of the U.S. and the remaining $10.9 million was held in the U.S. The cash and cash equivalent amounts are exclusive of restricted cash, which totaled $0.6 million as of each of March 31, 2026 and December 31, 2025.

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

2025 Private Placement

On March 12, 2025, we entered into the 2025 Securities Purchase Agreement with the purchasers named therein for the 2025 Private Placement of (i) 4,843,750 shares of Class A common stock at a purchase price of $8.00 per share and (ii) Pre-Funded Warrants to purchase 156,250 shares of Class A common stock at a purchase price of $7.9999 per Pre-Funded Warrant. The Pre-Funded Warrants had an exercise price of $0.0001 per share of Class A common stock, were exercisable immediately, and remained outstanding until fully exercised. The aggregate net proceeds from the 2025 Private Placement were $37.3 million, after deducting offering expenses. The 2025 Private Placement closed on March 14, 2025. As of December 31, 2025, all Pre-Funded Warrants had been exercised on a cashless basis.

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

For additional details regarding the terms associated with our financing arrangements, see Note 6 to our consolidated financial statements included in Part II, Item 8 of the 2025 Form 10-K.

2026 Private Placement

On April 8, 2026, we entered into the 2026 Securities Purchase Agreement with the purchasers named therein for the 2026 Private Placement of 5,000,000 shares of the Company’s Class A common stock at a purchase price of $14.00 per share. The aggregate net proceeds from the 2026 Private Placement were approximately $65.5 million, and the 2026 Private Placement closed on April 10, 2026.

Cash Flows

The following table summarizes our net cash used in operating activities, net cash provided by (used in) investing activities, and net cash provided by financing activities for the periods indicated:

	Three Months Ended March 31,
(in thousands)	2026	2025
Net cash used in operating activities	$(26,211)	$(8,429)
Net cash provided by (used in) investing activities	$16,000	$(8,901)
Net cash provided by financing activities	$21	$37,937

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

Net cash used in operating activities was $26.2 million for the quarter ended March 31, 2026. The net cash used in operating activities reflected our net loss of $25.8 million, adjustments for non-cash items of $8.3 million and a net decrease of $8.7 million in net operating assets and liabilities. Non-cash items primarily consisted of $4.0 million of stock-based compensation expense, $3.0 million of depreciation and amortization expense, $0.9 million loss on decommissioned satellites and disposal of assets, and $0.8 million of amortization of operating lease right-of-use assets. Changes in operating assets and liabilities primarily included a decrease of $4.9 million in other accrued expenses, an increase of $2.9 million in accounts receivable, net, a decrease of $1.3 million in operating lease liabilities, and a decrease of $0.6 million in contract liabilities, partially offset by an increase of $1.2 million in accounts payable.

Net cash used in operating activities was $8.4 million for the three months ended March 31, 2025. The net cash used in operating activities reflected our net loss of $23.5 million, adjustments for non-cash items of $10.0 million and a net decrease of

$5.1 million in net operating assets. Non-cash items primarily consisted of a $5.8 million change in fair value of warrant liabilities, a $5.2 million loss on decommissioned satellites and disposal of assets, $4.9 million of stock-based compensation expense, $4.4 million of depreciation and amortization expense, $1.6 million of other, net, a $1.0 million change in fair value of contingent earnout liability, and $0.7 million of amortization of operating lease right-of-use assets. Changes in operating assets and liabilities included an increase of $6.3 million in other accrued expenses, a decrease of $2.6 million in accounts receivable, net, an increase of $2.0 million in contract liabilities, and a decrease of $0.5 million in other long-term assets, partially offset by a decrease of $3.8 million in accounts payable, an increase of $1.6 million in contract assets, a decrease of $0.6 million in operating lease liabilities, and a $0.2 million increase in other current assets.

Cash Flows from Investing Activities

Cash flows from investing activities primarily relate to proceeds from the sale of a business and maturities of short-term investments, as well as purchases of short-term investments and capital assets.

The following table summarizes our net cash used in investing activities relating to capital expenditures by source of spend:

	Three Months Ended March 31,		%
(dollars in thousands)	2026	2025	Change
Spire platform / infrastructure	$3,036	$1,814	67%
Customer funded (Space Services)	4,936	7,087	(30)%
Total capital expenditures	$7,972	$8,901	(10)%

Net cash provided by investing activities was $16.0 million for the quarter ended March 31, 2026, due to cash from $24.0 million of maturities of short-term investments, partially offset by $8.0 million in purchases of property and equipment.

Net cash used in investing activities was $8.9 million for the three months ended March 31, 2025. The net cash used in investing activities was driven by $8.9 million in purchases of property and equipment.

Cash Flows from Financing Activities

Net cash used in financing activities was less than $0.1 million and $37.9 million for the three months ended March 31, 2026 and 2025, respectively. The net cash provided by financing activities for the three months ended March 31, 2026 was driven by proceeds from the exercise of stock options. The net cash provided by financing activities for the three months ended March 31, 2025 was driven by net proceeds from the 2025 Private Placement of $37.3 million, and proceeds from the exercise of stock options of $0.6 million.

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

There have been no material changes to our critical accounting policies and estimates as compared to those disclosed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates” in our 2025 Form 10-K.

Accounting Pronouncements Recently Adopted and Not Yet Adopted

See Note 2 to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Exchange Risk

Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro, the British Pound Sterling, the Singapore Dollar, and the Canadian Dollar, and may be adversely affected in the future due to changes in foreign currency exchange rates. We continue to experience foreign currency fluctuations primarily due to the periodic re-measurement of our foreign currency monetary account balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. Changes in exchange rates may negatively affect our revenue and other results of operations as expressed in U.S. Dollars. We do not currently engage in foreign exchange hedging contracts. As we continue to expand our international presence, we will assess options for mitigating foreign exchange risk.

We have experienced and may continue to experience fluctuations in our net loss as a result of gains or losses related to revaluing certain asset and current liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. We had a loss of $1.6 million and a gain of $3.8 million for the three months ended March 31, 2026 and 2025, respectively. A hypothetical 10% strengthening or weakening of the U.S. Dollar relative to the currencies in which our revenue and expenses are denominated would have resulted in an increase or decrease in our pre-tax income of approximately $0.6 million for the quarter ended March 31, 2026.

Interest Rate Sensitivity

As of March 31, 2026, we had cash and cash equivalents of $16.0 million and short-term marketable securities of $33.4 million. The cash and cash equivalents and short-term marketable securities are held for working capital purposes or strategic investment purposes.

Inflation Risk

We are exposed to inflation risk. Inflationary factors, such as increases in component parts, labor and other overhead expenses, could impair our operating results. Although there has been a significant increase in inflation in recent periods, it has not had a substantial impact on our results of operations for the three months ended March 31, 2026 or 2025. However, higher inflation in the future may negatively affect our operating and capital expenditures, which we may be unable to fully pass through to our customers.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

We carried out an evaluation, with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2026. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of March 31, 2026 due to the material weaknesses in internal control over financial reporting described in Management’s Report on Internal Control over Financial Reporting.

Notwithstanding the material weaknesses described below, we have concluded that our condensed consolidated financial statements for the periods covered by and included in this Quarterly Report on Form 10-Q are prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) and fairly present, in all material respects, our financial position, results of operations and cash flows for each of the periods presented herein.

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

Management has identified material weaknesses in the Company’s internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses were identified:

i.
Management did not design and maintain an effective control environment commensurate with the financial reporting requirements of a public company. Specifically, management lacked a sufficient number of professionals with an appropriate level of internal controls and accounting knowledge, training, and experience to appropriately analyze, record and disclose accounting matters timely and accurately. Additionally, the lack of a sufficient number of professionals resulted in an inability to consistently establish appropriate authorities and responsibilities in pursuit of the Company’s financial reporting objectives, as demonstrated by, among other things, insufficient segregation of duties in the Company’s finance and accounting functions. This material weakness contributed to the following additional material weaknesses described below.
ii.
Management did not design and maintain an effective risk assessment process at a precise enough level to identify new and evolving risks of material misstatement in the Company’s financial statements. Specifically, changes to existing controls or the implementation of new controls have not been sufficient to respond to changes to the risks of material misstatement in the financial statements.
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

iv.
Management did not design and maintain effective controls over the accounting for the Company’s Space Services and research and development services (“R&D Services”) with customers. Specifically, management did not design and maintain effective controls over the identification of and allocation of transaction price and costs to performance obligations to ensure revenue is recognized at the time performance obligations are satisfied, the identification and accounting for embedded leases, the classification and accounting for costs incurred in connection with performing services, the recognition of allowances for current expected credit losses, and the identification and accounting for uninstalled materials. This material weakness resulted in (a) the restatement of the Company’s previously filed consolidated financial statements as of and for the years ended December 31, 2023 and 2022, the Company’s unaudited condensed consolidated financial statements as of the quarter ends and for the interim periods in the years ended December 31, 2023 and 2022, and the Company's unaudited condensed consolidated financial statements as of and for the quarter ended March 31, 2024, and (b) immaterial audit adjustments to revenue and contract liabilities, current portion as of and for the three months ended June 30, 2025.
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
b.
controls to account for business combinations, including the associated valuation estimates and the completeness and accuracy of the opening balance sheet, which did not result in a misstatement to the Company’s consolidated financial statements;
c.
controls to timely identify and account for the fair value of the contingent earnout liability, which resulted in an error in the fair value of the contingent earnout liability in, and the restatement of, the Company’s previously issued unaudited condensed consolidated financial statements as of and for each of the interim periods ended September 30, 2021, March 31, 2022 and June 30, 2022 and the Company’s consolidated financial statements as of and for the year ended December 31, 2021; and
d.
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

As a result of the material weaknesses disclosed above, management has concluded that the Company did not maintain effective internal control over financial reporting as of March 31, 2026.

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

Changes in Internal Control over Financial Reporting

There have been no changes (other than those described above) in the Company’s internal control over financial reporting during the three months ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In January 2026, the arbitral tribunal held an evidentiary hearing, the outcome of which remains pending. The Company believes that it has strong factual and legal defenses to NorthStar’s claims and that damages sought by NorthStar are speculative, without evidentiary support, and contrary to the terms of the Space Services contract. At this time, we cannot predict the ultimate outcome of this matter.

SEC Investigation

In July 2025, we received a subpoena from the SEC seeking records relating to, among other matters, (i) the restatement of our consolidated financial statements as of and for the years ended December 31, 2023 and 2022, the unaudited condensed consolidated financial information as of the quarter ends and for the interim periods in the years ended December 31, 2023 and 2022, and the unaudited condensed consolidated financial statements as of and for the quarter ended March 31, 2024; (ii) our historical accounting policies and practices; (iii) our internal control over financial reporting, disclosure controls and procedures, and material weaknesses therein; and (iv) the premature filing of our Annual Report on Form 10-K for the year ended December 31, 2024. We are in the process of producing records responsive to the subpoena and are cooperating with the SEC’s investigation; however, we cannot predict the ultimate outcome or timing of the investigation, or its impact on our business, financial condition and results of operations.

Item 1A. Risk Factors.

Our operations and financial results are subject to various risks and uncertainties. You should carefully consider the factors described in Part I, Item 1A, “Risk Factors” in the 2025 Form 10-K, which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our stock. There have been no material changes to our risk factors included in our 2025 Form 10-K. Our business, financial condition, results of operations, or prospects could also be harmed by risks and uncertainties not currently known to us or that we currently do not believe are material.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Trading Arrangements

During the three months ended March 31, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement (as defined in the SEC’s rules).

Oehme Employment Contract

On May 12, 2026, Gabriel Oehme entered into a new employment contract with Spire Global Germany GmbH (“Spire Germany”) establishing his compensation as Chief Technology Officer, effective retroactively as of September 1, 2025 (the “Employment Contract”). Pursuant to the Employment Contract, Mr. Oehme’s compensation consists of the following:

•
an annual base salary of EUR 375,000;
•
he will be eligible to receive an annual cash bonus under the Company’s Executive Officer Short-Term Incentive Plan in a target amount equal to 75% of his annual base salary; and
•
he will be eligible to receive equity award grants under the 2021 Plan.

The Employment Contract provides for severance pay and benefits in the event Mr. Oehme’s employment is terminated by Spire Germany without Cause (as defined in the Employment Contract) or due to Mr. Oehme’s resignation for Good Reason (as defined in the Employment Contract), with such terminations referred to as a “Qualifying Termination.”

The Employment Contract also provides that if Mr. Oehme’s employment is terminated as the result of a Qualifying Termination, and the termination date occurs before a Change in Control (as defined in the 2021 Plan) or after the period that begins on the date of a Change in Control during the term and ends on the 18-month anniversary of such Change in Control (the “Change in Control Period”), then Spire Germany shall, in addition to paying Mr. Oehme’s base salary and other compensation earned through the termination date:

•
pay to Mr. Oehme as severance pay an amount equal to 100% of his annualized base salary as of the termination date (or annualized base salary as of immediately prior to a material reduction of such base salary), less all legally required and authorized deductions and withholdings, payable in a lump sum on the first regular payroll date immediately following the termination date;
•
pay to Mr. Oehme as additional severance pay an amount equal to 100% of his target annual cash bonus for the fiscal year in which the termination date occurs, less all legally required and authorized deductions and withholdings, payable in a lump sum on Spire Germany’s first regular payroll date immediately following the termination date (the “Non-CIC Bonus Payment”);
•
pay to Mr. Oehme as additional severance a lump sum cash payment equal to 100% of his group health insurance coverage with Spire Germany, at the same level of coverage that was in effect as of the termination date, for a period of 12 months, less all legally required and authorized deductions and withholdings, payable in a lump sum on Spire Germany’s first regular payroll date immediately following the termination date (the “Non-CIC Benefits Continuation Payment”); and
•
pay up to EUR 15,000 for outplacement services by an outplacement services provider selected by Mr. Oehme, with any such amount payable by Spire Germany directly to the outplacement services provider or reimbursed to Mr. Oehme, in either case subject to submission of appropriate receipts before the 12-month anniversary of the termination date (the “Oehme Outplacement Payments”).

The Employment Contract provides that if Mr. Oehme’s employment is terminated as the result of a Qualifying Termination, and the termination date occurs during the Change in Control Period, then Spire Germany shall, in addition to paying his base salary and other compensation earned through the termination date:

•
pay to Mr. Oehme as severance pay an amount equal to the sum of (i) 150% of his annualized base salary as of the termination date (or annualized base salary as of immediately prior to a material reduction of such base salary), (ii) 150% of his target annual cash bonus for the fiscal year in which the termination date occurs (the “CIC Bonus Payment”), and (iii) 150% of his group health insurance coverage with Spire Germany, at the same level of coverage that was in effect as of the termination date, for a period of 18 months (the “CIC Benefits Continuation Payment”), in each case less all legally required and authorized deductions and withholdings, payable in a lump sum on Spire Germany’s first regular payroll date immediately following the termination date; and
•
pay the Oehme Outplacement Payments.

The Employment Contract also provides that in the case of such a termination, Mr. Oehme’s then-outstanding equity awards will accelerate and immediately become fully vested, and the period to exercise any award will become the expiration date of such award, as applicable.

In addition, the Employment Contract provides that if Mr. Oehme’s employment is terminated as the result of a Qualifying Termination, and a Change in Control occurs within 90 calendar days after the termination date, then he shall receive an additional cash payment equal to the sum of: (i) 50% of his annualized base salary as of the termination date (or annualized base salary as of immediately prior to a material reduction of such base salary), (ii) the difference between the CIC Bonus Payment and the Non-CIC Bonus Payment, and (iii) the difference between the CIC Benefits Continuation Payment and the Non-CIC Benefits Continuation Payment, less all legally required and authorized deductions and withholdings, payable in a single lump sum no later than 10 calendar days after the date of such Change in Control.

The foregoing summary of the Employment Contract does not purport to be complete and is qualified in its entirety by reference to the full text of the Employment Contract, a copy of which is filed as Exhibit 10.3 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

Item 6. Exhibits

The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q, or are incorporated herein by reference, in each case as indicated below.

Exhibit Number		Incorporated by Reference
	Description	Form	File No.	Exhibit	Filing Date
2.1	Share Purchase Agreement, dated November 13, 2024, between Kpler Holding SA and Spire Global, Inc.	8-K	001-39493	2.1	November 13, 2024
3.1	Amended and Restated Certificate of Incorporation, as amended through June 5, 2024.	8-K	001-39493	3.2	June 6, 2024
3.2	Bylaws of Spire Global, Inc.	S-1	333-259733	3.2	September 23, 2021
10.1	Securities Purchase Agreement, dated April 8, 2026, by and between the Company and the Purchasers named therein.	8-K	001-39493	10.1	April 10, 2026
10.2	Registration Rights Agreement, dated April 8, 2026, by and between the Company and the Purchasers named therein.	8-K	001-39493	10.2	April 10, 2026
10.3	Employment Contract, dated May 12, 2026, between Gabriel Oehme and Spire Global Germany GmbH

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

32.1*	Certifications of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 has been formatted in Inline XBRL

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

SPIRE GLOBAL, INC.

Date: May 14, 2026	By:	/s/ Theresa Condor
Theresa Condor
President, Chief Executive Officer and Director
(Duly Authorized Officer and Principal Executive Officer)

Date: May 14, 2026	By:	/s/ Alison Engel
Alison Engel
Chief Financial Officer
(Principal Financial and Accounting Officer)