Form 10-Q
period 2026-06-30
Spire Global, Inc.
filed 2026-08-13
CIK 1816017

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

3

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

The registrant had outstanding 39,115,046 shares of Class A common stock and 1,507,325 shares of Class B common stock as of August 10, 2026.

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

PART I—FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

Spire Global, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	June 30,	December 31,
	2026	2025
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$38,814	$24,813
Marketable securities	52,858	56,969
Accounts receivable, net (including allowance of $382 and $169 as of June 30, 2026 and December 31, 2025, respectively)	6,378	4,178
Contract assets	4,646	1,778
Other current assets	7,091	6,036
Total current assets	109,787	93,774
Property and equipment, net	85,060	80,806
Operating lease right-of-use assets	7,958	10,798
Goodwill	14,880	15,450
Intangible assets, net	8,000	9,079
Other long-term assets, including restricted cash	979	1,085
Total assets	$226,664	$210,992
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$12,379	$14,866
Contract liabilities, current portion	32,625	35,160
Other accrued expenses	13,648	22,266
Total current liabilities	58,652	72,292
Contract liabilities, non-current	13,869	14,207
Warrant liability	383	106
Operating lease liabilities, net of current portion	6,795	8,755
Other long-term liabilities	2,680	2,704
Total liabilities	82,379	98,064
Commitments and contingencies (Note 9)
Stockholders’ equity
Common stock, $0.0001 par value, 1,000,000,000 Class A and 15,000,000 Class B shares authorized, 39,107,030 Class A and 1,507,325 Class B shares issued and outstanding at June 30, 2026; 33,107,807 Class A and 1,507,325 Class B shares issued and outstanding at December 31, 2025	4	3
Additional paid-in capital	683,093	605,700
Accumulated other comprehensive loss	(5,660)	(5,435)
Accumulated deficit	(533,152)	(487,340)
Total stockholders’ equity	144,285	112,928
Total liabilities and stockholders’ equity	$226,664	$210,992

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Spire Global, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	$18,048	$19,182	$33,882	$43,058
Cost of revenue	11,890	9,806	21,419	24,970
Gross profit	6,158	9,376	12,463	18,088
Operating expenses:
Research and development	8,180	10,195	16,879	18,854
Sales and marketing	3,205	4,412	6,351	9,943
General and administrative	14,140	17,186	32,266	34,836
Loss on decommissioned satellites and other assets write-offs	526	1,110	1,435	6,270
Total operating expenses	26,051	32,903	56,931	69,903
Loss from operations	(19,893)	(23,527)	(44,468)	(51,815)
Other (expense) income:
Interest income	782	646	1,256	666
Interest expense	—	(1,686)	—	(7,416)
Gain on sale of a business	—	154,305	—	154,305
Loss on extinguishment of debt	—	(12,008)	—	(12,008)
Change in fair value of contingent earnout liability	—	(227)	—	811
Change in fair value of warrant liabilities	(157)	(2,790)	(277)	3,047
Foreign exchange (loss) gain	(577)	6,965	(2,205)	10,791
Other income (expense), net	139	(287)	200	(511)
Total other income (expense), net	187	144,918	(1,026)	149,685
(Loss) income before income taxes	(19,706)	121,391	(45,494)	97,870
Income tax provision	263	1,801	318	1,795
Net (loss) income	$(19,969)	$119,590	$(45,812)	$96,075
(Loss) earnings per share:
Basic	$(0.52)	$3.80	$(1.28)	$3.29
Diluted	$(0.52)	$3.72	$(1.28)	$3.03
Shares used in computing (loss) earnings per share:
Basic	38,295,060	31,398,176	35,796,237	29,105,374
Diluted	38,295,060	32,093,646	35,796,237	30,441,536

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Spire Global, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net (loss) income	$(19,969)	$119,590	$(45,812)	$96,075
Other comprehensive (loss) income:
Foreign currency translation adjustments, net of tax	(320)	7,445	(154)	4,770
Net unrealized loss on investments, net of tax	(41)	(3)	(71)	(3)
Comprehensive (loss) income	$(20,330)	$127,032	$(46,037)	$100,842

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Spire Global, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(In thousands, except share amounts)

(Unaudited)

	Common Stock		Additional Paid in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Par Value	Capital	Loss	Deficit	Equity
Balance, December 31, 2025	34,615,132	$3	$605,700	$(5,435)	$(487,340)	$112,928
Release of Restricted Stock Units and Performance Stock Units	419,079	1	—	—	—	1
Exercise of stock options	2,879	—	21	—	—	21
Stock-based compensation	—	—	3,963	—	—	3,963
Net loss	—	—	—	—	(25,843)	(25,843)
Foreign currency translation adjustments	—	—	—	166	—	166
Net unrealized loss on investments (net of tax)	—	—	—	(30)	—	(30)
Balance, March 31, 2026	35,037,090	$4	$609,684	$(5,299)	$(513,183)	$91,206
Release of Restricted Stock Units and Performance Stock Units	220,882	—	—	—	—	—
Issuance of common stock under Employee Stock Purchase Plan	50,218	—	336	—	—	336
Exercise of stock options, net	306,165	—	4,478	—	—	4,478
Stock-based compensation	—	—	3,193	—	—	3,193
Issuance of common stock under 2026 Purchase Agreement, net	5,000,000	—	65,402	—	—	65,402
Net loss	—	—	—	—	(19,969)	(19,969)
Foreign currency translation adjustments	—	—	—	(320)	—	(320)
Net unrealized loss on investments (net of tax)	—	—	—	(41)	—	(41)
Balance, June 30, 2026	40,614,355	$4	$683,093	$(5,660)	$(533,152)	$144,285

	Common Stock		Additional Paid in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance, December 31, 2024	27,218,490	$3	$536,725	$(9,770)	$(538,645)	$(11,687)
Release of Restricted Stock Units and Performance Stock Units	339,059	—	—	—	—	—
Exercise of stock options	73,140	—	640	—	—	640
Stock compensation expense	—	—	4,905	—	—	4,905
Issuance of common stock under Securities Purchase Agreements, net	4,843,750	—	36,047	—	—	36,047
Net loss	—	—	—	—	(23,515)	(23,515)
Foreign currency translation adjustments	—	—	—	(2,675)	—	(2,675)
Balance, March 31, 2025	32,474,439	$3	$578,317	$(12,445)	$(562,160)	$3,715
Release of Restricted Stock Units and Performance Stock Units	513,077	—	—	—	—	—
Issuance of common stock under Employee Stock Purchase Plan	50,266	—	443	—	—	443
Exercise of stock options	32,401	—	230	—	—	230
Stock compensation expense	—	—	6,222	—	—	6,222
Exercise of warrants	673,146	—	11,592	—	—	11,592
Net income	—	—	—	—	119,590	119,590
Foreign currency translation adjustments	—	—	—	7,445	—	7,445
Net unrealized loss on investments (net of tax)	—	—	—	(3)	—	(3)
Balance, June 30, 2025	33,743,329	$3	$596,804	$(5,003)	$(442,570)	$149,234

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Spire Global, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities
Net (loss) income	$(45,812)	$96,075
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	7,081	6,937
Stock-based compensation	7,006	11,127
Amortization of operating lease right-of-use assets	1,509	1,519
Change in fair value of warrant liabilities	277	(3,047)
Change in fair value of contingent earnout liability	—	(811)
Loss on decommissioned satellites and disposal of assets	1,435	6,270
Loss on extinguishment of debt	—	12,008
Gain on sale of a business	—	(154,305)
Transaction costs on sale of a business	—	(23,744)
Other, net	(930)	2,483
Changes in operating assets and liabilities:
Accounts receivable, net	(2,271)	5,597
Contract assets	(3,057)	(1,285)
Other current assets	(1,034)	(1,769)
Other long-term assets	99	(959)
Accounts payable	(3,039)	(4,931)
Contract liabilities	(2,535)	2,497
Other accrued expenses	(5,965)	4,097
Operating lease liabilities	(2,348)	(1,255)
Other long-term liabilities	—	(8)
Net cash used in operating activities	(49,584)	(43,504)
Cash flows from investing activities
Purchases of short-term investments	(52,571)	(81,118)
Maturities of short-term investments	57,572	—
Purchase of property and equipment	(13,422)	(12,507)
Proceeds from sale of a business, net of cash	—	238,948
Net cash (used in) provided by investing activities	(8,421)	145,323
Cash flows from financing activities
Proceeds from securities purchase agreements, net	65,402	37,297
Payments on long-term debt	—	(105,742)
Payments on long-term debt closing fees	—	(9,091)
Proceeds from exercise of stock options	4,499	870
Proceeds from employee stock purchase plan	336	443
Net cash provided by (used in) financing activities	70,237	(76,223)
Effect of foreign currency translation on cash, cash equivalents and restricted cash	1,754	(8,588)
Net increase in cash, cash equivalents and restricted cash	13,986	17,008
Cash, cash equivalents and restricted cash
Beginning balance	25,392	19,684
Ending balance	$39,378	$36,692
Supplemental disclosure of cash flow information
Cash paid for interest	$—	$6,919
Income taxes paid	$1,219	$—
Non-cash operating, investing and financing activities
Property and equipment purchased but not yet paid	$4,073	$2,264
Right-of-use assets obtained in exchange for lease liabilities	$1,187	$1,136

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

Results of operations for the three and six months ended June 30, 2026, are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2026.

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

Liquidity Risks and Uncertainties

The Company has a history of operating losses and negative cash flows from operations since inception. During the six months ended June 30, 2026, the Company used $49.6 million in cash for operating activities. In April 2026, the Company closed the 2026 Private Placement (as defined in Note 11). The aggregate net proceeds for the 2026 Private Placement were approximately $65.4 million. These proceeds enhanced the Company’s cash position and are expected to support its liquidity needs.

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

The following table shows components of cash, cash equivalents, and restricted cash reported on the condensed consolidated balance sheets and in the condensed consolidated statements of cash flows as of the dates indicated:

	June 30,	December 31,
	2026	2025
Cash and cash equivalents	$38,814	$24,813
Restricted cash included in other long-term assets	564	579
	$39,378	$25,392

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

Substantially all of the Company’s marketable securities and certain cash equivalents, totaling $75.5 million and $65.1 million as of June 30, 2026 and December 31, 2025, respectively, are held with a single banking institution, representing a concentration of credit risk. The maximum exposure to loss is limited to the carrying amount of cash and marketable securities. The Company monitors the financial condition of the institution and believes the risk of loss is mitigated by its financial strength and the liquidity of the investments.

Geographic Risk

The Company also operates globally, and a substantial portion of its assets are located in certain geographic regions. The allocation of the Company’s assets by region was as follows:

	June 30,	December 31,
	2026	2025
EMEA
United Kingdom	27%	33%
Germany	26%	23%
Luxembourg	17%	17%
	70%	73%
Americas
U.S.	30%	27%
	30%	27%
Total	100%	100%

Spire Global, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Customer Risk

The Company has a concentration of contractual revenue arrangements with various government agencies. Government agencies under common control are reported as a single customer. The following customers represented 10% or more of the Company’s total revenue and total accounts receivable for each of the following periods:

	Three Months Ended June 30,		Six Months Ended June 30,
Revenue:	2026	2025	2026	2025
Customer A (1)	22%	20%	26%	17%
Customer B	13%	10%	12%	*
Customer C	11%	*	12%	*
Customer D	16%	*	10%	*
Customer E	*	16%	*	13%

	June 30,	December 31,
Accounts Receivable:	2026	2025
Customer F	21%	*
Customer G	16%	*
Customer H	*	34%
Customer I	10%	11%

(1) Consists of multiple U.S. government agencies, of which one government agency represented greater than 10% of total revenue for each of the three and six months ended June 30, 2026. No government agency represented greater than 10% of total revenue for each of the three and six months ended June 30, 2025.

* Revenue from customer was less than 10% of total revenue during the applicable period or accounts receivable from customer were less than 10% of total accounts receivable as of the applicable period.

Vendor Risk

The Company relies on certain vendors for specific purchases. The Company believes its reliance on its vendors could be shifted over a period of time to alternative vendors should such a change be necessary. If the Company were unable to obtain alternative vendors due to factors beyond its control, its operations could be disrupted until alternative vendors were secured. The Company had one vendor from whom purchases of equipment, components and services individually represented 10% or more of the Company’s total purchases for the three months ended June 30, 2026. No individual vendor accounted for more than 10% of total purchases for the six months ended June 30, 2026. The Company had three vendors from whom purchases of equipment, components and services individually represented 10% or more of the Company’s total purchases for the three months ended June 30, 2025. No individual vendor accounted for more than 10% of total purchases for the six months ended June 30, 2025.

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

Accounting Pronouncements Recently Adopted

In July 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2025-05 Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets to simplify how entities estimate expected credit losses on current accounts receivable and current contract assets. The ASU

Spire Global, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

provides a practical expedient for all entities to assume that current economic conditions will not change for the remaining life of these assets when forecasting credit losses. The guidance is effective for annual and interim reporting periods within fiscal years beginning after December 15, 2025. The Company adopted the standard in the first quarter of 2026. The adoption of the ASU did not have a material impact on the Company’s consolidated financial statements.

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

In December 2025, the FASB issued ASU 2025-10, Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities, which establishes authoritative guidance on the recognition, measurement, presentation, and disclosure of government grants. The ASU also requires enhanced disclosures regarding the nature of government grants, significant terms and conditions, accounting policies applied, and amounts recognized in the financial statements. The guidance is effective for annual and interim reporting periods within fiscal years beginning after December 15, 2028, with early adoption permitted. The Company does not expect this ASU to have a material impact on its consolidated financial statements.

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

3.
Revenue, Contract Assets, Contract Liabilities and Remaining Performance Obligations

The Company recognizes revenue for certain long-term contracts using the percentage-of-completion method, measured on a cost-to-cost basis. From time to time, the Company revises its estimates of total costs for these contracts. Changes in estimated total costs for contracts using the percentage-of-completion method resulted in a reduction in revenue of $0.4 million and $0.7 million for the three and six months ended June 30, 2026, respectively.

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

Spire Global, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

professional services. Revenue is recognized either over time or at a point in time, depending on the nature of the performance obligation.

The following shows revenue from subscription and non-subscription contracts (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2026		2025		2026		2025
Subscription revenue	$12,572	70%	$14,572	76%	$25,793	76%	$34,082	79%
Non-subscription revenue	5,476	30%	4,610	24%	8,089	24%	8,976	21%
	$18,048	100%	$19,182	100%	$33,882	100%	$43,058	100%

The following revenue disaggregated by geography was recognized (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2026		2025		2026		2025
Americas
U.S.	$8,131	45%	$10,376	54%	$16,769	50%	$22,361	52%
Canada	3,883	22%	2,177	11%	5,479	16%	3,673	9%
Other(1)	19	0%	31	0%	68	0%	130	0%
Total Americas	12,033	67%	12,584	65%	22,316	66%	26,164	61%
EMEA
United Kingdom	1,129	6%	1,831	10%	2,052	6%	5,104	12%
Belgium	1,493	8%	988	5%	3,183	9%	1,004	2%
Germany	1,567	9%	1,086	6%	3,149	9%	2,375	6%
Other(1)	1,313	7%	2,082	11%	2,250	7%	5,721	13%
Total EMEA	5,502	30%	5,987	32%	10,634	31%	14,204	33%
Asia Pacific
Other(1)	513	3%	611	3%	932	3%	2,690	6%
	513	3%	611	3%	932	3%	2,690	6%
Total	$18,048	100%	$19,182	100%	$33,882	100%	$43,058	100%

(1) Revenue from individual geographic regions that represent less than 10% of total revenue for the periods presented are not separately disclosed.

Contract Assets

Contract assets reported on the Company's condensed consolidated balance sheets were $4.6 million and $1.8 million as of June 30, 2026 and December 31, 2025, respectively.

Changes in contract assets were as follows (in thousands):

	2026	2025
Balance as of January 1,	$1,778	$785
Contract assets recorded during the period	4,161	3,048
Reclassified to accounts receivable	(1,269)	(1,539)
Other	(24)	82
Balance as of June 30,	$4,646	$2,376

Spire Global, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Contract Liabilities

Contract liabilities were reported on the Company's condensed consolidated balance sheets as follows (in thousands):

	June 30,	December 31,
	2026	2025
Contract liabilities, current portion	$32,625	$35,160
Contract liabilities, non-current	13,869	14,207
Contract liabilities	$46,494	$49,367

Changes in contract liabilities were as follows (in thousands):

	2026	2025
Balance as of January 1,	$49,367	$45,526
Contract liabilities recorded during the period	14,457	21,549
Revenue recognized during the period	(16,925)	(18,281)
Other	(405)	316
Balance as of June 30,	$46,494	$49,110

Remaining Performance Obligations

The Company has performance obligations associated with commitments in customer contracts for future services that have not yet been recognized as revenue. Revenue from subscription-based services is recognized over time, generally on a straight-line basis over the subscription period, while revenue from milestone-based services is recognized at the point in time when control of the deliverable transfers to the customer. Management believes this method provides a faithful depiction of the pattern in which services are delivered to customers. Management applies judgment in determining the timing of recognition. For contracts with multiple performance obligations, management allocates the transaction price to each obligation based on its relative standalone selling price. These commitments for future services exclude cancellable contracts. As of June 30, 2026, the amount not yet recognized as revenue from these commitments was $134.5 million. There were no significant changes in these judgments during the three and six months ended June 30, 2026.

The Company expects to recognize its remaining performance obligations as of June 30, 2026, over the following periods (dollars in thousands):

	June 30, 2026
1 to 12 months	$51,390	38%
13 to 24 months	41,433	31%
25 to 36 months	27,005	20%
37 to 48 months	11,022	8%
Remaining	3,617	3%
Total	$134,467	100%

Spire Global, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

4.
Other Balance Sheet Components

Other current assets consisted of the following (in thousands):

	June 30,	December 31,
	2026	2025
Technology and other prepaid contracts	$1,123	$1,618
Other receivables	4,442	2,554
Prepaid insurance	181	872
Deferred contract costs	131	121
Other	1,214	871
Other current assets	$7,091	$6,036

Property and equipment, net consisted of the following (in thousands):

	June 30,	December 31,
	2026	2025
Satellites in-service	$40,013	$29,009
Internally developed software	2,839	2,377
Ground stations in-service	5,348	5,372
Leasehold improvements	6,964	6,077
Machinery and equipment	9,143	7,841
Computer equipment	1,512	1,411
Computer software and website development	99	99
Furniture and fixtures	1,619	1,542
	67,537	53,728
Less: Accumulated depreciation and amortization	(29,674)	(24,290)
	37,863	29,438
Satellite, launch, and ground station work in progress	27,892	30,692
Finished satellites not yet placed in-service	19,305	20,676
Property and equipment, net	$85,060	$80,806

Depreciation and amortization expense related to property and equipment was $3.7 million and $6.3 million for the three and six months ended June 30, 2026, respectively. Depreciation and amortization expense related to property and equipment was $2.2 million and $6.2 million for the three and six months ended June 30, 2025, respectively. The Company recorded $0.5 million and $1.4 million of losses on decommissioned satellites and other assets write-offs for the three and six months ended June 30, 2026, respectively. The Company recorded $1.1 million and $6.3 million of losses on decommissioned satellites and other assets write-offs for the three and six months ended June 30, 2025, respectively. These losses are recorded in a separate line item within operating expenses on the condensed consolidated statement of operations. The loss for the three months ended June 30, 2026 was primarily due to the Company’s decision to stop supporting one underperforming satellite and the deorbiting of one satellite. The loss for the six months ended June 30, 2026 was primarily due to the deorbiting of two satellites and the Company’s decision to stop supporting one underperforming satellite. The loss for the three months ended June 30, 2025 was primarily due to the deorbiting of three satellites. The loss for the six months ended June 30, 2025 was primarily due to the Company’s decision to stop supporting three underperforming satellites and the deorbiting of three satellites. These satellites were written off at their net book value as no recoverable value was expected upon disposal.

Spire Global, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Other accrued expenses consisted of the following (in thousands):

	June 30,	December 31,
	2026	2025
Operating lease liabilities, current	$2,897	$4,642
Professional services	2,022	4,394
Accrued operating costs	693	967
Accrued wages and benefits	3,867	4,556
Software	862	791
Corporate and sales tax	268	1,281
Termination fees	—	3,335
Other	3,039	2,300
Other accrued expenses	$13,648	$22,266

Accumulated other comprehensive loss consisted of the following (in thousands):

	Six Months Ended June 30, 2026
	Foreign Currency Translation Adjustments, Net of Tax	Net Unrealized Loss on Investments, Net of Tax	Total
Beginning balance	$(5,467)	$32	$(5,435)
Other comprehensive loss before reclassifications	(154)	(71)	(225)
Ending balance	$(5,621)	$(39)	$(5,660)

	Six Months Ended June 30, 2025
	Foreign Currency Translation Adjustments, Net of Tax	Net Unrealized Loss on Investments, Net of Tax	Total
Beginning balance	$(9,770)	$—	$(9,770)
Other comprehensive income (loss) before reclassifications	4,770	(3)	4,767
Ending balance	$(5,000)	$(3)	$(5,003)

The components of accumulated other comprehensive loss, which are included in stockholders' equity, consist of foreign currency translation adjustments and unrealized gains (losses) on available-for-sale securities.

5.
Goodwill and Intangible Assets

The following table summarizes changes in goodwill balance (in thousands):

Balance at December 31, 2025	$15,450
Impact of foreign currency translation	(570)
Balance at June 30, 2026	$14,880

Spire Global, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Intangible assets consisted of the following (in thousands):

	June 30, 2026
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$12,391	$(4,732)	$7,659
Trade names	2,100	(1,925)	175
Patents	393	(377)	16
FCC licenses(1)	480	(330)	150
	$15,364	$(7,364)	$8,000

	December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$12,867	$(4,378)	$8,489
Trade names	2,181	(1,781)	400
Patents	393	(369)	24
FCC licenses(1)	480	(314)	166
	$15,921	$(6,842)	$9,079

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

As of June 30, 2026, the weighted-average amortization period for remaining developed technology was 7.4 years, for trade names was 0.4 years, and for patents and FCC licenses was 4.7 years. Amortization expense related to intangible assets was $0.4 million and $0.8 million for the three and six months ended June 30, 2026, respectively, and $0.4 million and $0.8 million for the three and six months ended June 30, 2025, respectively.

As of June 30, 2026, the expected future amortization expense of intangible assets is as follows (in thousands):

Year ending December 31,	Future Amortization Expense
Remainder of 2026	$714
2027	1,072
2028	1,067
2029	1,065
2030	1,062
Thereafter	3,020
$8,000

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

Spire Global, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

The Company recorded interest expense, including amortization of deferred issuance costs from long-term debt, of $1.7 million and $7.4 million for the three and six months ended June 30, 2025, respectively.

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

7.
Leases

Approximately 91% of the Company’s ROU assets and lease liabilities relate to office facilities leases, with the remaining amounts representing primarily ground station leases. The leases have various expiration dates through 2031. Certain of the Company’s lease agreements include escalating lease payments.

Operating lease expenses were $1.0 million and $2.1 million for the three and six months ended June 30, 2026, respectively, and $1.0 million and $2.0 million for the three and six months ended June 30, 2025, respectively. Aggregate variable lease expenses and short-term lease expenses were $0.5 million and $1.0 million for the three and six months ended June 30, 2026, respectively, and $0.4 million and $0.7 million for the three and six months ended June 30, 2025, respectively.

The following table provides the required information regarding the Company’s leases for which the Company is the lessee (dollars in thousands):

	June 30,	December 31,
	2026	2025
Assets
ROU assets	$7,958	$10,798
Liabilities
Current	$2,897	$4,642
Non-current	6,795	8,755
Total lease liabilities	$9,692	$13,397
Weighted-average remaining lease term (years)	4.2	4.5
Weighted-average discount rate	11%	10%

Spire Global, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

As of June 30, 2026, the maturity of operating lease liabilities are as follows (in thousands):

Year ending December 31,
Remainder of 2026	2,093
2027	3,008
2028	2,218
2029	1,950
2030	1,739
Thereafter	952
Total lease payments	11,960
Less: Interest on lease payments	(2,268)
Present value of lease liabilities	$9,692

The lease obligations are secured by the underlying leased assets and, in the event of default, the lessor’s claim is limited to those assets. Operating cash payments included in the measurement of operating lease liabilities were $1.0 million and $2.3 million for the three and six months ended June 30, 2026, respectively, and $0.7 million and $1.3 million for the three and six months ended June 30, 2025, respectively, all of which were included in net cash used in operating activities in the condensed consolidated statements of cash flows. Amortization of ROU assets was $0.7 million and $1.5 million for the three and six months ended June 30, 2026, respectively, and $0.8 million and $1.5 million for the three and six months ended June 30, 2025, respectively.

Spire Global, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

8.
Fair Value Measurement

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables present the Company’s fair value hierarchy for its financial instruments that are measured at fair value on a recurring basis (in thousands):

	June 30, 2026
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents:
Money market funds	$10,639	$—	$—	$10,639
Commercial paper	$—	$11,991	$—	$11,991
	$10,639	$11,991	$—	$22,630
Marketable securities:
Commercial paper	$—	$35,466	$—	$35,466
U.S. treasury bills and bonds	17,392	—	—	17,392
	$17,392	$35,466	$—	$52,858
Liabilities:
Long-term liabilities:
Credit Agreement Warrants	$—	$383	$—	$383
	$—	$383	$—	$383

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents:
Money market funds	$6,360	$—	$—	$6,360
	$6,360	$—	$—	$6,360
Marketable securities:
Commercial paper	$—	$44,543	$—	$44,543
U.S. treasury bills and bonds	12,426	—	—	12,426
	$12,426	$44,543	$—	$56,969
Liabilities:
Long-term liabilities:
Credit Agreement Warrants	$—	$106	$—	$106
	$—	$106	$—	$106

The Company recognizes transfers between levels of the fair value hierarchy as of the date of the event or change in circumstances that cause the transfer. There were no transfers between levels during the periods presented.

Cash and Cash Equivalents and Marketable Securities

The Company’s marketable securities consist of debt securities that are classified as available-for-sale and are reported at fair value in the condensed consolidated balance sheets. Unrealized gains and losses on these securities, which arise from changes in fair value, are recorded in accumulated other comprehensive loss, net of applicable income taxes.

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

The following tables summarize the Company’s cash, cash equivalents, and marketable securities by significant category (in thousands):

	June 30, 2026
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$16,184	$—	$—	$16,184
Cash equivalents:
Money market funds	10,639	—	—	10,639
Commercial paper	11,991	—	—	11,991
	$38,814	$—	$—	$38,814
Marketable Securities:
Commercial paper	$35,498	$1	$(33)	$35,466
U.S. treasury bills and bonds	17,402	—	(10)	17,392
	$52,900	$1	$(43)	$52,858

	December 31, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$18,453	$—	$—	$18,453
Cash equivalents:
Money market funds	6,360	—	—	6,360
U.S. treasury bills and bonds	—	—	—	—
	$24,813	$—	$—	$24,813
Marketable Securities:
Commercial paper	$44,514	$29	$—	$44,543
U.S. treasury bills and bonds	12,423	3	—	12,426
	$56,937	$32	$—	$56,969

The following table represents amortized cost and estimated fair value of marketable securities, by contractual maturity (in thousands):

	June 30, 2026
	Amortized Cost	Fair Value
Due in one year or less	$52,900	$52,858

The Company did not record any impairment charges related to its available-for-sale securities during the three and six months ended June 30, 2026 and 2025. The Company has concluded that no allowance for credit losses is necessary for these unrealized losses based on the credit quality of the securities and the liquidity and maturity considerations.

Credit Agreement Warrants

On June 13, 2022, in connection with the Blue Torch Financing Agreement, the Company issued warrants to Blue Torch, which were exercisable for an aggregate of 437,024 shares of the Company’s Class A common stock with a per share exercise price of $16.08 (the “2022 Blue Torch Warrants”). In addition, in connection with the closing of the financing, the Company paid

Spire Global, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

On June 11, 2025, Blue Torch exercised its remaining 208,483 warrants, excluding the Urgent Warrants, also on a cashless basis. Using the exercise price of $5.44 and the Company’s Class A common stock price of $11.83 on the date of exercise, the Company issued 112,611 shares of Class A common stock. No cash was received in connection with either exercise. As of June 30, 2026, Urgent Warrants representing the right to purchase 24,834 shares of the Company’s Class A common stock remained outstanding and exercisable.

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

The Company recognized losses of $0.2 million and $0.3 million in the condensed consolidated statement of operations for changes in the fair value of the Credit Agreement Warrants during the three and six months ended June 30, 2026, respectively, and a loss of $2.8 million and a gain of $3.0 million during the three and six months ended June 30, 2025, respectively.

The table below quantifies the significant inputs used for the Credit Agreement Warrants:

	June 30,	December 31,
	2026	2025
Fair value of the Company’s Class A common stock	$18.60	$7.50
Exercise price	$16.08	$16.08
Risk-free interest rate	4.19%	3.94%
Expected volatility factor	102.5%	75.0%
Expected dividend yield	—%	—%
Remaining contractual term (in years)	6.0	6.5

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

Spire Global, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Under the A&R L3Harris Agreement, the Company was required to pay a 30% share of S-AIS data revenue for the portion of exactEarth annual S-AIS data revenue which was in excess of $16.0 million. No revenue share was owed to L3Harris under the A&R L3Harris Agreement, with respect to AIS Analytics sales, for each of the three and six months ended June 30, 2026 and 2025. The Company recognized $0.4 million and $1.6 million in cost of revenue in the condensed consolidated statements of operations for costs incurred to acquire exclusive access rights to data generated from satellites for the three and six months ended June 30, 2026 and 2025, respectively.

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

Litigation

In July 2025, the Company received a subpoena from the SEC seeking records relating to, among other matters, (i) the restatement of its consolidated financial statements as of and for the years ended December 31, 2023 and 2022, the unaudited condensed consolidated financial information as of the quarter ends and for the interim periods in the years ended December 31, 2023 and 2022, and the unaudited condensed consolidated financial statements as of and for the quarter ended March 31, 2024; (ii) its historical accounting policies and practices; (iii) its internal control over financial reporting, disclosure controls and procedures, and material weaknesses therein; and (iv) the premature filing of its Annual Report on Form 10-K for the year ended December 31, 2024. The Company is cooperating with the SEC’s investigation; however, it cannot predict the ultimate outcome or timing of the investigation. Legal costs related to this matter are expensed as incurred.

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

On July 31, 2026, the arbitral tribunal issued a Final Award in the amount of approximately $12.4 million in favor of the Company. The Company is evaluating the Final Award and its implications. Among other things, the tribunal dismissed all of NorthStar’s claims, including its claims that the Framework Agreement was induced by fraudulent misrepresentation and that Legacy Spire breached the Space Services contract, granted Legacy Spire’s counterclaim on the promissory note, and granted Legacy Spire’s counterclaims for costs incurred as a result of the interlocutory injunction and for costs of the arbitration. The Final Award is final and binding on the parties under the arbitration agreement and the rules under which the arbitration was conducted. The total payment of approximately $12.4 million owed by NorthStar is immediately due and payable. At this time, the Company cannot predict the timing or amount of any recovery or other impacts of the Final Award.

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

As of June 30, 2026, 1,229,802 and 1,032,296 shares of Class A common stock were available for issuance under the 2021 Plan and 2021 ESPP, respectively.

Spire Global, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table summarizes stock option activity under the Company’s equity compensation plans (dollars in thousands, except for per share amounts):

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding as of December 31, 2025	1,605,798	$17.82	4.0
Granted	9,062	$24.10
Exercised	(324,130)	$14.72
Forfeited, canceled, or expired	(12,085)	$36.09
Options outstanding as of June 30, 2026	1,278,645
Vested and expected to vest at June 30, 2026	1,278,645	$18.48	3.8	$3,732
Exercisable at June 30, 2026	1,269,583	$18.44	3.8	$3,732

The aggregate intrinsic value of options exercised was $1.8 million and $1.8 million during the three and six months ended June 30, 2026, respectively, and $0.2 million and $0.5 million during the three and six months ended June 30, 2025, respectively. The cash proceeds from the options exercised were $4.8 million and $4.8 million during the three and six months ended June 30, 2026, respectively, and $0.2 million and $0.9 million during the three and six months ended June 30, 2025, respectively. The aggregate grant date fair value of options vested was $0.1 million and $0.1 million during the three and six months ended June 30, 2026, respectively, and $0.2 million and $0.4 million during the three and six months ended June 30, 2025, respectively.

The following table summarizes restricted stock unit (“RSU”) activity under the 2021 Plan:

	Number of RSUs	Weighted Average Grant Date Fair Value per Share
Outstanding as of December 31, 2025	2,622,092	$10.19
RSUs granted	1,320,856
RSUs and PSUs vested	(639,961)
RSUs forfeited	(268,981)
Outstanding as of June 30, 2026	3,034,006	$10.76

For RSUs with service-based vesting conditions, the fair value is calculated based upon the Company’s closing stock price on the date of grant, and the stock-based compensation expense is recognized over the applicable grant vesting term, generally three to four years. For performance stock units (“PSUs”), the fair value is determined based upon the Company’s closing stock price on the date of grant, and compensation expense is recognized over the applicable performance period when achievement of the performance condition is considered probable. The fair value of PSUs is calculated based on the Company’s closing stock price on the grant date. Stock-based compensation expense is recognized over the applicable vesting period based on the number of units expected to vest. The aggregate fair value of RSUs and PSUs vested was $2.1 million and $7.2 million during the three and six months ended June 30, 2026, respectively, and $5.2 million and $8.9 million during the three and six months ended June 30, 2025, respectively.

In connection with the Maritime Transaction, certain affected employees had 197,604 outstanding options and RSUs accelerated. This acceleration resulted in incremental stock-based compensation expense of $1.2 million for the three months ended March 31, 2025. The accelerated options and RSUs retained their original grant terms.

As of June 30, 2026, there was $27.8 million of total unrecognized compensation expense related to options, RSUs, and PSUs expected to be recognized over a weighted average period of 2.78 years.

Spire Global, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table summarizes the components of total stock-based compensation expense based on roles and responsibilities of the employees within the condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Cost of revenue	$138	$79	$254	$192
Research and development	588	$837	1,856	$1,662
Sales and marketing	409	$490	730	$1,968
General and administrative	1,908	$4,816	4,166	$7,305
	$3,043	$6,222	$7,006	$11,127

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

On April 8, 2026, the Company entered into a securities purchase agreement (the “2026 Purchase Agreement”) with the purchasers named therein for the private placement (the “2026 Private Placement”) of 5,000,000 shares of the Company’s Class A common stock at a purchase price of $14.00 per share. The aggregate net proceeds from the 2026 Private Placement were approximately $65.4 million, and the 2026 Private Placement closed on April 10, 2026.

Spire Global, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

12.
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

The following table sets forth the computation of basic and diluted net (loss) income per share (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator:
Net (loss) income	$(19,969)	$119,590	$(45,812)	$96,075
Income allocated to participating Securities Purchase Agreement Warrants	—	(430)	—	(239)
Basic net income (loss) attributable to common stockholders	(19,969)	119,160	(45,812)	95,836
Removal of mark-to-market adjustment for 2022 Blue Torch Warrants	—	—	—	(1,472)
Removal of mark-to-market adjustment for 2023 Blue Torch Warrants	—	85	—	(2,136)
Adjustment to income allocated to participating Securities Purchase Agreement Warrants	—	9	—	11
Dilutive net income (loss) attributable to common stockholders	$(19,969)	$119,254	$(45,812)	$92,239
Denominator:
Weighted-average Class A common stock outstanding - basic	38,295,060	31,398,176	35,796,237	29,105,374
Effect of dilutive securities:
Stock Options	—	99,734	—	130,663
RSUs	—	552,466	—	740,111
2022 Blue Torch Warrants	—	—	—	196,678
2023 Blue Torch Warrants	—	43,270	—	268,710
Weighted-average Class A common stock outstanding - diluted	38,295,060	32,093,646	35,796,237	30,441,536
Class A common stock:
Net (loss) income per share - basic	$(0.52)	$3.80	$(1.28)	$3.29
Net (loss) income per share - diluted	$(0.52)	$3.72	$(1.28)	$3.03

The following securities were not included in the computation of diluted net (loss) income per share because their effect would be anti-dilutive or the issuance of such shares is contingent upon the satisfaction of certain conditions that were not met by the end of the period:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Stock options	1,278,645	1,538,241	1,278,645	1,504,340
RSUs, PSUs, and Potential ESPP Shares	3,038,769	1,608,610	3,038,769	1,359,071
Credit Agreement Warrants	24,834	24,834	24,834	24,834
Contingent Earnout Shares	912,600	912,600	912,600	912,600
	5,254,848	4,084,285	5,254,848	3,800,845

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

The measure of segment assets is reported as total assets on the condensed consolidated balance sheets and total capital expenditures for additions to long-lived assets, which were $5.4 million and $13.4 million for the three and six months ended June 30, 2026, respectively, and $3.6 million and $12.5 million for the three and six months ended June 30, 2025, respectively.

The following table includes segment revenue and significant segment expenses:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	$18,048	$19,182	$33,882	$43,058
Less:
Employee expense (a)	17,806	24,561	36,735	44,857
Equipment and software expenses (b)	5,278	6,574	10,184	16,893
Depreciation and amortization	4,063	2,524	7,081	6,937
Professional services	6,110	4,508	15,084	13,380
Facilities expense (b)	1,735	1,097	2,923	2,146
Contractor expense	727	400	1,289	778
Other operating and marketing expenses	1,198	1,502	2,489	2,781
Loss on decommissioned satellites and disposal of assets	744	1,110	1,653	6,239
Interest expense	—	1,686	—	7,416
Change in fair value of contingent liability and warrant liabilities	157	3,016	277	(3,858)
Gain on sale of a business	—	(154,305)	—	(154,305)
Loss on extinguishment of debt	—	12,008	—	12,008
Other segment items (c)	199	(5,089)	1,979	(8,289)
Segment net (loss) income	$(19,969)	$119,590	$(45,812)	$96,075

(a) Employee expense included stock-based compensation expense of $3.0 million and $7.0 million for the three and six months ended June 30, 2026, respectively, and $6.2 million and $11.1 million for the three and six months ended June 30, 2025, respectively.

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

(c) Other segment items included in segment net (loss) income include foreign exchange (gain) loss, income tax (benefit) provision, equity investment loss, travel and meals expenses, and interest income.

Spire Global, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

14.
Subsequent Events

On July 31, 2026, a Final Award was issued in favor of the Company related to the Space Services Customer Dispute. See Note 9 for further information.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and related notes thereto included in this Quarterly Report on Form 10-Q and the audited consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Form 10-K”). This Quarterly Report on Form 10-Q also includes revisions to previously issued financial statements as of and for the three months ended March 31, 2025, as discussed in Note 2 to the condensed consolidated financial statements. All relevant amounts presented in this section have been revised, as applicable, to reflect these adjustments. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated by these forward-looking statements as a result of many factors. Factors that could cause or contribute to such differences include those identified below and those discussed in the section titled “Risk Factors” in the 2025 Form 10-K and in this Quarterly Report on Form 10-Q. Our historical results are not necessarily indicative of the results that may be expected for any period in the future.

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

We also offer research and development services (“R&D Services”) to third parties for the advancement of contracted satellite technologies. In addition to providing R&D Services, we grant the counterparty a license to the developed intellectual property.

Recent Developments

On April 8, 2026, we entered into the 2026 Securities Purchase Agreement with the purchasers named therein for the 2026 Private Placement of 5,000,000 shares of our Class A common stock at a purchase price of $14.00 per share. The aggregate net proceeds from the 2026 Private Placement were approximately $65.4 million, and the 2026 Private Placement closed on April 10, 2026.

Highlights from the Six Months Ended June 30, 2026

•
We successfully received the first data from our Hyperspectral Sounder demonstrator satellite.
•
We successfully launched our seventh Optical Inter-Satellite Link satellite, marking a further development in our capabilities for direct optical communication between satellites. In July, Spire achieved a milestone in its Optical Inter-Satellite Link program, successfully establishing a cross-plane laser connection between two O-ISL equipped satellites.
•
We successfully demonstrated single-satellite RFGL techniques on orbit, including the detection and geolocation of S-band and X-band radio frequency signals.
•
We successfully established a satellite manufacturing facility in Munich to support sovereign space-based intelligence capabilities.
•
We signed a Memorandum of Understanding (MoU) with Schaeffler AG, with the intent to build a sovereign European space hardware and mission business before the end of this decade.
•
We signed a Memorandum of Understanding (MoU) with Diehl Defence, a leading German systems integrator for air defense and guided missile systems, to advance space-based early warning and reconnaissance capabilities.
•
We successfully shipped 10 satellites to Vandenberg Space Force Base in June for a subsequent launch in early July. As of July, we have launched 29 satellites across three missions in 2026.

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

The U.S. Dollar weakened against these local functional currencies for the three and six months ended June 30, 2026 compared with the three and six months ended June 30, 2025. Approximately one-third of our sales are denominated in foreign currencies, so a weaker U.S. Dollar generally has a positive effect on revenue. Conversely, operating expenses are primarily incurred outside the U.S., so a weaker U.S. Dollar increases expenses. For additional information, see Note 2 to our consolidated financial statements included in Part II, Item 8 of the 2025 Form 10-K.

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

As of June 30, 2026, we expect to recognize our RPO over the following future periods (in thousands):

	June 30, 2026
1 to 12 months	$51,390	38%
13 to 24 months	41,433	31%
25 to 36 months	27,005	20%
37 to 48 months	11,022	8%
Remaining	3,617	3%
Total	$134,467	100%

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

Results of Operations

Three and Six Months Ended June 30, 2026, Compared to Three and Six Months Ended June 30, 2025

The following tables set forth selected condensed consolidated statements of operations data for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Revenue	$18,048	$19,182	$33,882	$43,058
Cost of revenue	11,890	9,806	21,419	24,970
Gross profit	6,158	9,376	12,463	18,088
Operating expenses:
Research and development	8,180	10,195	16,879	18,854
Sales and marketing	3,205	4,412	6,351	9,943
General and administrative	14,140	17,186	32,266	34,836
Loss on decommissioned satellites and other assets write-offs	526	1,110	1,435	6,270
Total operating expenses	26,051	32,903	56,931	69,903
Loss from operations	(19,893)	(23,527)	(44,468)	(51,815)
Other (expense) income:
Interest income	782	646	1,256	666
Interest expense	—	(1,686)	—	(7,416)
Gain on sale of a business	—	154,305	—	154,305
Loss on extinguishment of debt	—	(12,008)	—	(12,008)
Change in fair value of contingent earnout liability	—	(227)	—	811
Change in fair value of warrant liabilities	(157)	(2,790)	(277)	3,047
Foreign exchange (loss) gain	(577)	6,965	(2,205)	10,791
Other income (expense), net	139	(287)	200	(511)
Total other income (expense), net	187	144,918	(1,026)	149,685
(Loss) income before income taxes	(19,706)	121,391	(45,494)	97,870
Income tax provision	263	1,801	318	1,795
Net (loss) income	$(19,969)	$119,590	$(45,812)	$96,075

Revenue

	Three Months Ended June 30,			Six Months Ended June 30,		%
(dollars in thousands)	2026	2025	% Change	2026	2025	Change
Revenue	$18,048	$19,182	(6)%	$33,882	$43,058	(21)%

Three Months Ended June 30, 2026, Compared to Three Months Ended June 30, 2025

Total revenue decreased $1.1 million, or 6%, for the three months ended June 30, 2026, compared with the three months ended June 30, 2025. This decrease was primarily driven by a decrease in revenue of $3.4 million due to the Maritime Transaction, partially offset by an increase in revenue of $1.2 million from additional RFGL data purchases and an increase in revenue of $0.6 million from delivery of Space Service data to our customers.

Six Months Ended June 30, 2026, Compared to Six Months Ended June 30, 2025

Total revenue decreased $9.2 million, or 21%, for the six months ended June 30, 2026, compared with the six months ended June 30, 2025. This decrease was primarily driven by a decrease in revenue of $13.1 million due to the Maritime Transaction, partially offset by an increase in revenue of $2.2 million from additional RFGL data purchases and $1.5 million in weather data purchases.

Our diversification across government and commercial customers worldwide strengthens our business by providing multiple sources of demand and reducing reliance on any single customer or geographic region. The following tables present revenue disaggregated between government and commercial customers and by geographic region.

Revenue by customer type:

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands)	2026		2025		2026		2025
Commercial	$8,796	49%	$10,789	56%	$17,138	51%	$26,538	62%
Government	9,252	51%	8,393	44%	$16,744	49%	16,520	38%
Total revenue	$18,048	100%	$19,182	100%	$33,882	100%	$43,058	100%

Revenue by geographic region:

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands)	2026		2025		2026		2025
Americas	$12,033	67%	$12,584	66%	$22,316	66%	$26,164	61%
EMEA	5,502	30%	5,987	31%	10,634	31%	14,204	33%
Asia Pacific	513	3%	611	3%	932	3%	2,690	6%
Total revenue	$18,048	100%	$19,182	100%	$33,882	100%	$43,058	100%

Cost of Revenue

	Three Months Ended June 30,			Six Months Ended June 30,		%
(dollars in thousands)	2026	2025	% Change	2026	2025	Change
Cost of revenue	$11,890	$9,806	21%	$21,419	$24,970	(14)%
Gross profit	6,158	9,376	(34)%	12,463	18,088	(31)%
Gross margin	34%	49%		37%	42%

Three Months Ended June 30, 2026, Compared to Three Months Ended June 30, 2025

Cost of revenue increased $2.1 million, or 21%, for the three months ended June 30, 2026, compared with the three months ended June 30, 2025. This increase was due to an increase of $1.7 million in personnel costs, an increase of $1.4 million in depreciation expense, and an increase of $0.3 million in professional fees, partially offset by a decrease of $1.4 million in satellite operations costs following the Maritime Transaction.

The increase in personnel costs was driven by higher R&D Services activity, which increased the proportion of salaries and benefits attributed to cost of revenue. The increase in depreciation expense is due to satellites in service.

Gross margin was 34% and 49% for the three months ended June 30, 2026 and 2025, respectively. The decrease was primarily driven by the increase in cost of revenue described above, as well as the impacts associated with the termination for convenience of a contract with the Canadian Space Agency to design and develop the WildFireSat constellation of satellites to monitor wildfires in Canada. We have a right to submit, and have submitted, a settlement proposal with respect to costs arising from the termination of this contract in accordance with the Procedures Information Guide provided by Public Works and Government Services Canada and the recoverability of amounts under this proposal may impact our gross margin in future periods.

Six Months Ended June 30, 2026, Compared to Six Months Ended June 30, 2025

Cost of revenue decreased $3.6 million, or 14%, for the six months ended June 30, 2026, compared with the six months ended June 30, 2025. This decrease was due to a decrease of $6.7 million in satellite operations costs, partially offset by an increase of $2.3 million in personnel costs and an increase of $0.7 million in professional fees.

The decrease in satellite operations was due to a decrease of $6.2 million in software expense driven by a downlink data service cost incurred in the three months ended March 31, 2025 that did not recur in 2026, and a decrease due to the Maritime Transaction.

The increase in personnel costs was driven by higher R&D services activity, which increased the proportion of salaries and benefits attributed to cost of revenue.

Gross margin was 37% and 42% for the six months ended June 30, 2026 and 2025, respectively. The decrease was driven by a decrease in revenue, partially offset by the reduction in cost of revenue described above.

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

Research and Development

	Three Months Ended June 30,			Six Months Ended June 30,		%
(dollars in thousands)	2026	2025	% Change	2026	2025	Change
Research and development	$8,180	$10,195	(20)%	$16,879	$18,854	(10)%
Percentage of total revenue	45%	53%		50%	44%

Three Months Ended June 30, 2026, Compared to Three Months Ended June 30, 2025

Research and development expenses decreased $2.0 million or 20%, for the three months ended June 30, 2026, compared with the three months ended June 30, 2025. Personnel costs decreased $2.2 million primarily driven by higher R&D Services activity, which increased the proportion of costs allocated to cost of revenue, and lower stock-based compensation and wages related to the Maritime Transaction.

Six Months Ended June 30, 2026, Compared to Six Months Ended June 30, 2025

Research and development expenses decreased $2.0 million or 10%, for the six months ended June 30, 2026, compared with the six months ended June 30, 2025. This decrease was driven by a decrease of $1.9 million in personnel costs driven by higher R&D Services activity and a decrease of $0.3 million in equipment expenses.

Sales and Marketing

	Three Months Ended June 30,			Six Months Ended June 30,		%
(dollars in thousands)	2026	2025	% Change	2026	2025	Change
Sales and marketing	$3,205	$4,412	(27)%	$6,351	$9,943	(36)%
Percentage of total revenue	18%	23%		19%	23%

Three Months Ended June 30, 2026, Compared to Three Months Ended June 30, 2025

Sales and marketing expenses decreased $1.2 million, or 27%, for the three months ended June 30, 2026, compared with the three months ended June 30, 2025. This decrease was driven by a decrease of $1.3 million in personnel costs following the Maritime Transaction.

Six Months Ended June 30, 2026, Compared to Six Months Ended June 30, 2025

Sales and marketing expenses decreased $3.6 million, or 36%, for the six months ended June 30, 2026, compared with the six months ended June 30, 2025. This decrease was driven by a decrease of $3.8 million in personnel costs following the Maritime Transaction, partially offset by an increase of $0.2 million in external consulting for marketing support.

General and Administrative

	Three Months Ended June 30,			Six Months Ended June 30,		%
(dollars in thousands)	2026	2025	% Change	2026	2025	Change
General and administrative	$14,140	$17,186	(18)%	$32,266	$34,836	(7)%
Percentage of total revenue	78%	90%		95%	81%

Three Months Ended June 30, 2026, Compared to Three Months Ended June 30, 2025

General and administrative expenses decreased $3.0 million, or 18%, for the three months ended June 30, 2026, compared with the three months ended June 30, 2025. This decrease was due to a decrease of $4.9 million in personnel costs, partially offset by an increase of $1.1 million in professional fees, an increase of $0.6 million in facilities expense, and an increase of $0.2 million in software and hosting fees.

The decrease in personnel costs was driven by lower stock-based compensation of $3.0 million and lower bonus and severance payments of $2.0 million, in each case primarily related to the Maritime Transaction.

The increase in professional fees was primarily due to legal proceedings. See Part II, Item I of this Quarterly Report on Form 10-Q for additional information. The increase in facilities expense is due to the early lease termination of a building in Canada.

Six Months Ended June 30, 2026, Compared to Six Months Ended June 30, 2025

General and administrative expenses decreased $2.6 million, or 7%, for the six months ended June 30, 2026, compared with the six months ended June 30, 2025. This decrease was due to a decrease of $4.8 million in personnel costs, partially offset by an increase of $1.1 million in professional fees, an increase of $0.8 million in facilities expense, and an increase of $0.2 million in travel and expenses.

The decrease in personnel costs was driven by lower stock-based compensation of $3.2 million and lower bonus and severance payments of $1.8 million, in each case primarily related to the Maritime Transaction.

The increase in professional fees was primarily due to legal proceedings. See Part II, Item I of this Quarterly Report on Form 10-Q for additional information. The increase in facilities expense is due to the early lease termination of a building in Canada.

Loss on Decommissioned Satellites and Other Assets Write-offs

	Three Months Ended June 30,			Six Months Ended June 30,		%
(dollars in thousands)	2026	2025	% Change	2026	2025	Change
Loss on decommissioned satellites and other assets write-offs	$526	$1,110	(53)%	$1,435	$6,270	(77)%
Percentage of total revenue	3%	6%		4%	15%

Three Months Ended June 30, 2026, Compared to Three Months Ended June 30, 2025

Loss on decommissioned satellites and other assets write-offs decreased $0.6 million, or 53%, for the three months ended June 30, 2026, compared with the three months ended June 30, 2025. The loss for the three months ended June 30, 2026 was primarily due to the Company’s decision to stop supporting one underperforming satellite and the deorbiting of one satellite. The loss for the three months ended June 30, 2025 was primarily due to the deorbiting of three satellites.

Six Months Ended June 30, 2026, Compared to Six Months Ended June 30, 2025

Loss on decommissioned satellites and other assets write-offs decreased $4.8 million, or 77%, for the six months ended June 30, 2026, compared with the six months ended June 30, 2025. The loss for the six months ended June 30, 2026 was primarily due to the deorbiting of two satellites and the Company’s decision to stop supporting one underperforming satellite. The loss for the six months ended June 30, 2025 was primarily due to the Company’s decision to stop supporting three underperforming satellites and the deorbiting of three satellites.

Other (Expense) Income

	Three Months Ended June 30,			Six Months Ended June 30,		%
(dollars in thousands)	2026	2025	% Change	2026	2025	Change
Interest income	$782	$646	21%	$1,256	$666	89%
Interest expense	$—	$(1,686)	(100)%	$—	$(7,416)	(100)%
Gain on sale of a business	$—	$154,305	*	$—	$154,305	*
Loss on extinguishment of debt	$—	$(12,008)	*	$—	$(12,008)	*
Change in fair value of contingent earnout liability	$—	$(227)	(100)%	$—	$811	(100)%
Change in fair value of warrant liabilities	$(157)	$(2,790)	(94)%	$(277)	$3,047	(109)%
Foreign exchange (loss) gain	$(577)	$6,965	(108)%	$(2,205)	$10,791	(120)%
Other income (expense), net	$139	$(287)	(148)%	$200	$(511)	(139)%

Three Months Ended June 30, 2026, Compared to Three Months Ended June 30, 2025

Interest income increased by $0.1 million, or 21%, for the three months ended June 30, 2026, compared with the three months ended June 30, 2025. This increase was primarily due to higher average balances held in marketable securities as a result of the proceeds received via the close of the Maritime Transaction on April 25, 2025.

Interest expense decreased by $1.7 million, or 100%, for the three months ended June 30, 2026, compared with the three months ended June 30, 2025, due to the repayment of our outstanding debt on April 25, 2025.

Gain on sale of a business was $154.3 million for the three months ended June 30, 2025, with no comparable amount for the three months ended June 30, 2026. The gain was driven by the excess of proceeds from the Maritime Transaction over the net book value of the assets sold, net of transaction costs and other related adjustments.

Loss on extinguishment of debt was $12.0 million for the three months ended June 30, 2025, with no comparable amount for the three months ended June 30, 2026. The loss resulted from the repayment and termination of our debt facilities, including approximately $10.5 million related to the Blue Torch credit facility and $1.5 million related to the SIF loan, and included applicable premiums, exit fees, legal fees and other associated costs.

There was no change in fair value of contingent earnout liability for the three months ended June 30, 2026. For the three months ended June 30, 2025, we recorded a loss of $0.2 million. The loss in the three months ended June 30, 2025 was primarily due to an increase in fair value resulting from an increase in the price of our Class A common stock. The liability is scheduled to expire in August 2026, and the probability of achieving the earnout target is considered to be zero.

Change in fair value of warrant liabilities was a loss of $0.2 million for the three months ended June 30, 2026, compared to a loss of $2.8 million for the three months ended June 30, 2025. The loss in the three months ended June 30, 2025 was primarily due to an increase in fair value resulting from an increase in the price of our Class A common stock. In addition, all warrants other than the Urgent Warrants were exercised on or before June 20, 2025; as a result, those warrants no longer impact changes in fair value of warrant liabilities subsequent to that date. For additional information regarding our warrants and the definition of Urgent Warrants, see Note 8 to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

We recognized a foreign exchange loss of $0.6 million for the three months ended June 30, 2026, compared to a gain of $7.0 million for the three months ended June 30, 2025, representing a year-over-year change of $7.5 million. The loss in the three months ended June 30, 2026 was primarily driven by the remeasurement of intercompany balances denominated in U.S. dollars held by our Luxembourg and Germany entities and owed to our U.S. entity resulting from the strengthening of the U.S. dollar relative to the Euro. The gain in 2025 was primarily driven by the remeasurement of intercompany balances denominated in U.S. dollars held by our Luxembourg and U.K. entities and owed to our U.S. entity. The weakening of the U.S. Dollar for the period ended June 30, 2025, relative to the Euro and British Pound Sterling at March 31, 2025, triggered the remeasurement and unrealized gain.

Other income (expense), net improved $0.4 million, or 148% for the three months ended June 30, 2026, compared to the three months ended June 30, 2025. This improvement was primarily due to a decrease in equity investment losses.

Six Months Ended June 30, 2026, Compared to Six Months Ended June 30, 2025

Interest income increased by $0.6 million, or 89%, for the six months ended June 30, 2026, compared with the six months ended June 30, 2025. This increase was primarily due to higher average balances held in marketable securities as a result of the proceeds received via the close of the Maritime Transaction on April 25, 2025.

Interest expense decreased by $7.4 million, or 100%, for the six months ended June 30, 2026, compared with the six months ended June 30, 2025, due to the repayment of our outstanding debt on April 25, 2025.

Gain on sale of a business was $154.3 million for the six months ended June 30, 2025, with no comparable amount for the six months ended June 30, 2026. The gain was driven by the excess of proceeds from the sale of the maritime business over the net book value of the assets sold, net of transaction costs and other related adjustments.

Loss on extinguishment of debt was $12.0 million for the six months ended June 30, 2025, with no comparable amount for the six months ended June 30, 2026. The loss resulted from the repayment and termination of our debt facilities, including approximately $10.5 million related to the Blue Torch credit facility and $1.5 million related to the SIF loan, and included applicable premiums, exit fees, legal fees and other associated costs.

There was no change in fair value of contingent earnout liability for the six months ended June 30, 2026. For the six months ended June 30, 2025, we recorded a gain of $0.8 million. The gain in the six months ended June 30, 2025 was primarily due to a decrease in fair value resulting from a decrease in the price of our Class A common stock. The liability is scheduled to expire in August 2026, and the probability of achieving the earnout target is considered to be zero.

Change in fair value of warrant liabilities was a loss of $0.3 million for the six months ended June 30, 2026, compared to a gain of $3.0 million for the six months ended June 30, 2025. The gain in the six months ended June 30, 2025 was primarily due to a decrease in fair value resulting from a decrease in the price of our Class A common stock. In addition, all warrants other than the Urgent Warrants were exercised on or before June 20, 2025; as a result, those warrants no longer impact changes in fair value of warrant liabilities subsequent to that date. For additional information regarding our warrants and the definition of Urgent Warrants, see Note 8 to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

We recognized a foreign exchange loss of $2.2 million for the six months ended June 30, 2026, compared to a gain of $10.8 million for the six months ended June 30, 2025, representing a year-over-year change of $13.0 million. The loss in the six months ended June 30, 2026 was primarily driven by the remeasurement of intercompany balances denominated in U.S. dollars held by our Luxembourg, Germany and U.K. entities and owed to our U.S. entity resulting from the strengthening of the U.S. dollar relative to the Euro and the British Pound Sterling. The gain in 2025 was primarily driven by the remeasurement of intercompany balances denominated in U.S. dollars held by our Luxembourg and U.K. entities and owed to our U.S. entity. The weakening of the U.S. Dollar for the period ended June 30, 2025, relative to the Euro and British Pound Sterling at December 31, 2024, triggered the remeasurement and unrealized gain.

Other income (expense), net improved $0.7 million, or 139% for the six months ended June 30, 2026, compared to the six months ended June 30, 2025. This improvement was primarily due to a decrease in equity investment losses.

Income Tax Provision

	Three Months Ended June 30,			Six Months Ended June 30,		%
(dollars in thousands)	2026	2025	% Change	2026	2025	Change
Income tax provision	$263	$1,801	(85)%	$318	$1,795	(82)%

Three Months Ended June 30, 2026, Compared to Three Months Ended June 30, 2025

Provision for income taxes for the three months ended June 30, 2026 was primarily due to the increase in pre-tax book income for our U.K. and Canadian entities. The provision for income taxes for the three months ended June 30, 2025 was primarily due to taxable income recognized from the gain on the sale of the maritime business.

Six Months Ended June 30, 2026, Compared to Six Months Ended June 30, 2025

Provision for income taxes for the six months ended June 30, 2026 was primarily due to the increase in pre-tax book income for our U.K. and Canadian entities. The provision for income taxes for the six months ended June 30, 2025 was primarily due to taxable income recognized from the gain on the sale of the maritime business.

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

The following table outlines the reconciliation from net loss to Adjusted EBITDA for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Net (loss) income	$(19,969)	$119,590	$(45,812)	$96,075
Depreciation & amortization	4,063	2,524	7,081	6,937
Interest, net	(782)	1,040	(1,256)	6,750
Income tax provision	263	1,801	318	1,795
EBITDA	(16,425)	124,955	(39,669)	111,557
Adjustments to EBITDA:
Gain on sale of a business	—	(154,305)	-	(154,305)
Loss on extinguishment of debt	—	12,008	-	12,008
Change in fair value of contingent earnout liability	—	227	-	(811)
Change in fair value of warrant liabilities	157	2,790	277	(3,047)
Foreign exchange loss (gain)	577	(6,965)	2,205	(10,791)
Other (income) expense, net	(139)	287	(200)	511
Stock-based compensation	3,043	6,222	7,006	11,127
Loss on decommissioned satellites and other assets write-offs	526	1,110	1,435	6,270
Other unusual and infrequent costs(1)	3,633	3,388	10,131	9,125
Other acquisition accounting amortization	—	54	-	219
Adjusted EBITDA	$(8,628)	$(10,229)	$(18,815)	$(18,137)

(1) Includes (i) restructuring charges of $1.3 million and $2.1 million for the three and six months ended June 30, 2026, respectively, and $1.2 million and $1.5 million for the three and six months ended June 30, 2025, respectively, (ii) legal, accounting, and other professional fees of $2.3 million and $8.0 million for the three and six months ended June 30, 2026, respectively, and $0.7 million and $6.1 million for the three and six months ended June 30, 2025, respectively, and (iii) bonus expenses associated with the Maritime Transaction of $1.5 million for each of the three and six months ended June 30, 2025.

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

Liquidity and Capital Resources

As of June 30, 2026, our principal sources of liquidity to fund our operations are from cash and cash equivalents of $38.8 million and marketable securities of $52.9 million, primarily attributable to net proceeds of $109.5 million from the Maritime Transaction, net proceeds of $37.3 million from the 2025 Private Placement (as defined below), and net proceeds of $65.4 million from the 2026 Private Placement (as defined below).

Of the $38.8 million of cash and cash equivalents, approximately $13.5 million was held outside of the U.S., with the remaining $25.3 million held in the U.S. These amounts compare to cash and cash equivalents of $24.8 million as of December 31, 2025, of which $13.9 million was held outside of the U.S. and the remaining $10.9 million was held in the U.S. The cash and cash equivalent amounts are exclusive of restricted cash, which totaled $0.6 million as of each of June 30, 2026 and December 31, 2025.

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

Maritime Transaction

On April 25, 2025, we completed the sale of our maritime business to Kpler Holding SA for approximately $238.9 million. The sale did not include any portion of our satellite network or operations. As part of the transaction, a portion of the proceeds was used to settle a prior dispute with L3Harris pursuant to a settlement agreement providing for the full and complete resolution and release of all disputes asserted in connection with the A&R L3Harris Agreement between exactEarth and L3Harris, and to repay all outstanding obligations under our financing agreements, including the Blue Torch and SIF loan facilities.

For additional details regarding the terms associated with our financing arrangements, see Note 6 to our consolidated financial statements included in Part II, Item 8 of the 2025 Form 10-K.

2026 Private Placement

On April 8, 2026, we entered into the 2026 Securities Purchase Agreement with the purchasers named therein for the 2026 Private Placement of 5,000,000 shares of the Company’s Class A common stock at a purchase price of $14.00 per share. The aggregate net proceeds from the 2026 Private Placement were approximately $65.4 million, and the 2026 Private Placement closed on April 10, 2026.

Cash Flows

The following table summarizes our net cash used in operating activities, net cash provided by (used in) investing activities, and net cash provided by financing activities for the periods indicated:

	Six Months Ended June 30,
(in thousands)	2026	2025
Net cash used in operating activities	$(49,584)	$(43,504)
Net cash (used in) provided by investing activities	$(8,421)	$145,323
Net cash provided by (used in) financing activities	$70,237	$(76,223)

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

Net cash used in operating activities was $49.6 million for the six months ended June 30, 2026. The net cash used in operating activities reflected our net loss of $45.8 million, adjustments for non-cash items of $16.4 million and a net decrease of $20.1 million in net operating assets and liabilities. Non-cash items primarily consisted of $7.1 million of depreciation and amortization expense, $7.0 million of stock-based compensation expense, $1.5 million of amortization of operating lease right-of-use assets, and $1.4 million loss on decommissioned satellites and disposal of assets. Changes in operating assets and liabilities primarily included a decrease of $6.0 million in other accrued expenses, an increase of $3.1 million in contract assets, a decrease of $3.0 million in accounts payable, a decrease of $2.5 million in contract liabilities, a decrease of $2.3 million in operating lease liabilities, an increase of $2.3 million in accounts receivable, net, and a $1.0 million increase in other current assets.

Net cash used in operating activities was $43.5 million for the six months ended June 30, 2025. The net cash used in operating activities reflected our net income of $96.1 million, adjustments for non-cash items of $141.5 million and a net decrease of $2.0 million in net operating assets. Non-cash items primarily consisted of a $154.3 million gain on sale of a business, a $23.7 million on cost on sale of a business, a $3.0 million change in fair value of warrant liabilities, and an $0.8 million change in fair value of contingent earnout liability, partially offset by a $12.0 million on loss on extinguishment of debt, $11.1 million of stock-based compensation expense, $6.9 million of depreciation and amortization expense, a $6.3 million loss on decommissioned satellites and disposal of assets, $1.5 million of amortization of operating lease right-of-use assets, and $2.5 million of other, net. Changes in operating assets and liabilities included a $5.6 million decrease in accounts receivable, net primarily due to the sale of the maritime business, a $2.5 million increase in contract liabilities primarily due to the sale of the maritime business, and a $4.1 million increase in other accrued expenses, partially offset by a $4.9 million decrease in accounts payable, a $1.8 million increase in other current assets, a $1.3 million increase in contract assets, a $1.3 million decrease in operating lease liabilities, and a $1.0 million increase in other long-term assets.

Cash Flows from Investing Activities

Cash flows from investing activities primarily relate to proceeds from the sale of a business and maturities of short-term investments, as well as purchases of short-term investments and capital assets.

The following table summarizes our net cash used in investing activities relating to capital expenditures by source of spend:

	Six Months Ended June 30,		%
(dollars in thousands)	2026	2025	Change
Spire platform / infrastructure	$4,698	$2,266	107%
Customer funded (Space Services)	8,724	10,241	(15)%
Total capital expenditures	$13,422	$12,507	7%

Net cash used in investing activities was $8.4 million for the six months ended June 30, 2026, due to $52.6 million of purchases of short-term investments, and $13.4 million in purchases of property and equipment, partially offset by cash from $57.6 million of maturities of short-term investments.

Net cash provided by investing activities was $145.3 million for the six months ended June 30, 2025, due to proceeds from the sale of the maritime business, net of cash of $238.9 million, partially offset by $81.1 million of purchases of short-term investments, and $12.5 million in purchases of property and equipment.

Cash Flows from Financing Activities

Net cash provided by financing activities was $70.2 million for the six months ended June 30, 2026, due to net proceeds of $65.4 million from the 2026 Private Placement, proceeds of $4.5 million from the exercise of stock options, and proceeds of $0.3 million from our employee stock purchase plan. Net cash used in financing activities was $76.2 million for the six months ended June 30, 2025, due to payments of $105.7 million on long-term debt and $9.1 million of applicable premium, exit fees, legal and other fees, partially offset by $37.3 million of proceeds from the 2025 Private Placement, proceeds of $0.9 million from the exercise of stock options, and proceeds of $0.4 million from our employee stock purchase plan.

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

We have experienced and may continue to experience fluctuations in our net loss as a result of gains or losses related to revaluing certain asset and current liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. We had losses of $0.6 million and $2.2 million for the three and six months ended June 30, 2026, respectively, and gains of $7.0 million and $10.8 million for the three and six months ended June 30, 2025, respectively. A hypothetical 10% strengthening or weakening of the U.S. Dollar relative to the currencies in which our revenue and expenses are denominated would have resulted in an increase or decrease in our pre-tax income of approximately $0.5 million for the six months ended June 30, 2026.

Interest Rate Sensitivity

As of June 30, 2026, we had cash and cash equivalents of $38.8 million and short-term marketable securities of $52.9 million. The cash and cash equivalents and short-term marketable securities are held for working capital purposes or strategic investment purposes.

Inflation Risk

We are exposed to inflation risk. Inflationary factors, such as increases in component parts, labor and other overhead expenses, could impair our operating results. Although there has been a significant increase in inflation in recent periods, it has not had a substantial impact on our results of operations for the three and six months ended June 30, 2026 or 2025. However, higher inflation in the future may negatively affect our operating and capital expenditures, which we may be unable to fully pass through to our customers.

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

We carried out an evaluation, with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2026. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of June 30, 2026 due to the material weaknesses in internal control over financial reporting previously disclosed in Part II, Item 9A. Controls and Procedures of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 and further described below.

Notwithstanding these material weaknesses, we have concluded that our condensed consolidated financial statements for the periods covered by and included in this Quarterly Report on Form 10-Q are prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) and fairly present, in all material respects, our financial position, results of operations and cash flows for each of the periods presented herein.

Material Weaknesses in Internal Control over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

As previously disclosed in Part II, Item 9A. Controls and Procedures of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, management has identified the following material weaknesses in the Company’s internal control over financial reporting:

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

Management believes it has made progress addressing the material weaknesses related to the control environment, as described below:

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

Changes in Internal Control over Financial Reporting

There have been no changes (other than those described above) in the Company’s internal control over financial reporting during the three months ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In January 2026, the arbitral tribunal held an evidentiary hearing, the outcome of which remains pending. We believe that we have strong factual and legal defenses to NorthStar’s claims and that damages sought by NorthStar are speculative, without evidentiary support, and contrary to the terms of the Space Services contract.

On July 31, 2026, the arbitral tribunal issued a Final Award in the amount of approximately $12.4 million in our favor. We are evaluating the Final Award and its implications. Among other things, the tribunal dismissed all of NorthStar’s claims, including its claims that the Framework Agreement was induced by fraudulent misrepresentation and that Legacy Spire breached the Space Services contract, granted Legacy Spire’s counterclaim on the promissory note, and granted Legacy Spire’s counterclaims for costs incurred as a result of the interlocutory injunction and for costs of the arbitration. The Final Award is final and binding on the parties under the arbitration agreement and the rules under which the arbitration was conducted. The total payment of approximately $12.4 million owed by NorthStar is immediately due and payable. At this time, we cannot predict the timing or amount of any recovery or other impacts of the Final Award.

SEC Investigation

In July 2025, we received a subpoena from the SEC seeking records relating to, among other matters, (i) the restatement of our consolidated financial statements as of and for the years ended December 31, 2023 and 2022, the unaudited condensed consolidated financial information as of the quarter ends and for the interim periods in the years ended December 31, 2023 and 2022, and the unaudited condensed consolidated financial statements as of and for the quarter ended March 31, 2024; (ii) our historical accounting policies and practices; (iii) our internal control over financial reporting, disclosure controls and procedures, and material weaknesses therein; and (iv) the premature filing of our Annual Report on Form 10-K for the year ended December 31, 2024. We are cooperating with the SEC’s investigation; however, we cannot predict the ultimate outcome or timing of the investigation, or its impact on our business, financial condition and results of operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended June 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement (as defined in the SEC’s rules), except as set forth below:

	Action	Date	Nature of Trading Arrangement	Total Shares to be Sold	Expiration Date
Peter Platzer (Executive Chairman and Director)	Adopted plan for sale of the Company’s Class A common stock	June 11, 2026	Trading plan intended to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c)	Up to 582,474 shares	December 29, 2028

Item 6. Exhibits

The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q, or are incorporated herein by reference, in each case as indicated below.

Exhibit Number		Incorporated by Reference
	Description	Form	File No.	Exhibit	Filing Date

2.1	Share Purchase Agreement, dated November 13, 2024, between Kpler Holding SA and Spire Global, Inc.	8-K	001-39493	2.1	November 13, 2024
3.1	Amended and Restated Certificate of Incorporation, as amended through June 5, 2024.	8-K	001-39493	3.2	June 6, 2024
3.2	Bylaws of Spire Global, Inc.	S-1	333-259733	3.2	September 23, 2021
10.1	Securities Purchase Agreement, dated April 8, 2026, by and between the Company and the Purchasers named therein.	8-K	001-39493	10.1	April 10, 2026
10.2	Registration Rights Agreement, dated April 8, 2026, by and between the Company and the Purchasers named therein.	8-K	001-39493	10.2	April 10, 2026
10.3	Employment Contract, dated May 12, 2026, between Gabriel Oehme and Spire Global Germany GmbH	10-Q	001-39493	10.3	May 14, 2026
10.4	Offer Letter and Executive Employment Agreement, dated July 13, 2026, between Eric Mellinger and Spire Global Subsidiary, Inc.	8-K	001-39493	10.4	July 17, 2026
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

32.1*	Certifications of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026 has been formatted in Inline XBRL

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

SPIRE GLOBAL, INC.

Date: August 13, 2026	By:	/s/ Theresa Condor
Theresa Condor
President, Chief Executive Officer and Director
(Duly Authorized Officer and Principal Executive Officer)

Date: August 13, 2026	By:	/s/ Alison Engel
Alison Engel
Chief Financial Officer
(Principal Financial and Accounting Officer)