Form 10-Q
period 2026-09-30
Spire Global, Inc.
filed 2026-11-10
CIK 1816017

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
___________________________________________________________________________________________
FORM 10-Q
___________________________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from______ to______
Commission File Number: 001-39493
_______________________________________________________
SPIRE GLOBAL, INC.
(Exact Name of Registrant as Specified in its Charter)
_______________________________________________________

Delaware	85-1276957
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
8000 Towers Crescent Drive Suite 1100 Vienna, Virginia 22182
(Address of principal executive offices) (Zip Code)
(202) 301-5127
(Registrant’s telephone number, including area code)
_______________________________________________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The registrant had outstanding 39,261,216 shares of Class A common stock and 1,169,753 shares of Class B common stock as of November 6, 2026.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “would,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential,” “seek” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:
•significant political, trade, regulatory developments, and other circumstances beyond our control, including as a result of geopolitical uncertainty and instability and tariffs, which could have a material adverse effect on our financial condition or results of operations;
•global and domestic economic conditions, including currency exchange rate fluctuations, inflation, interest rates and their impact on demand and pricing for our offerings in affected markets;
•changes in our growth, strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, and plans;
•our ability to remedy identified material weaknesses;
•the ability to develop new offerings, services, solutions and features and bring them to market in a timely manner and make enhancements to our business;
•the quality and effectiveness of and advancements in our technology and our ability to accurately and effectively use data and engage in predictive analytics;
•overall level of customer demand for our products and services;
•expectations and timing related to product launches;
•the expected timing of revenue recognition, especially in connection with milestone-based services;
•expectations of achieving and maintaining profitability;
•expectations regarding future solar cycles and the anticipated impact on our satellites;
•projections of total addressable markets, market opportunity, and market share;
•our expectations concerning relationships with third parties;
•our ability to acquire or develop products or technologies we believe could complement or expand our platform or to expand our products and services internationally;
•our ability to obtain and protect patents, trademarks, licenses and other intellectual property rights;
•our ability to utilize potential net operating loss carryforwards;
•developments and projections relating to our competitors and industries, such as the projected growth in demand for data solutions;
•our ability to acquire new customers and partners or obtain renewals, upgrades, or expansions from our existing customers, including government customers;
•our ability to compete with existing and new competitors in existing and new markets and offerings;
•our ability to retain or recruit officers, key employees or directors;
•our potential need for additional capital to support business growth or operations, which might not be available on company favorable terms, if at all;
•our expectations regarding regulatory approvals and authorizations; and

•the expectations regarding the effects of existing and developing laws and regulations, including with respect to regulations around satellites, intellectual property law, and privacy and data protection.
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

PART I—FINANCIAL INFORMATION
Item 1. Unaudited Condensed Consolidated Financial Statements
Spire Global, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	September 30, 2026	December 31, 2025
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$30,902	$24,813
Marketable securities	47,052	56,969
Accounts receivable, net (including allowance of $568 and $169 as of September 30, 2026 and December 31, 2025, respectively)	3,375	4,178
Contract assets	6,245	1,778
Other current assets	4,268	6,036
Total current assets	91,842	93,774
Property and equipment, net	87,565	80,806
Operating lease right-of-use assets	7,504	10,798
Goodwill	14,935	15,450
Intangible assets, net	8,091	9,079
Other long-term assets, including restricted cash	949	1,085
Total assets	$210,886	$210,992
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$12,816	$14,866
Contract liabilities, current portion	32,042	35,160
Other accrued expenses	16,632	22,266
Total current liabilities	61,490	72,292
Contract liabilities, non-current	12,893	14,207
Warrant liability	215	106
Operating lease liabilities, net of current portion	6,402	8,755
Other long-term liabilities	2,782	2,704
Total liabilities	83,782	98,064
Commitments and contingencies (Note 9)
Stockholders’ equity
Common stock, $0.0001 par value, 1,000,000,000 Class A and 15,000,000 Class B shares authorized, 39,250,648 Class A and 1,507,325 Class B shares issued and outstanding at September 30, 2026; 33,107,807 Class A and 1,507,325 Class B shares issued and outstanding at December 31, 2025	4	3
Additional paid-in capital	685,861	605,700
Accumulated other comprehensive loss	(5,357)	(5,435)
Accumulated deficit	(553,404)	(487,340)
Total stockholders’ equity	127,104	112,928
Total liabilities and stockholders’ equity	$210,886	$210,992
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Spire Global, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue	$17,998	$12,670	$51,880	$55,728
Cost of revenue	9,699	8,027	31,118	32,997
Gross profit	8,299	4,643	20,762	22,731
Operating expenses:
Research and development	8,578	9,116	25,457	27,970
Sales and marketing	4,156	2,816	10,507	12,759
General and administrative	15,730	13,762	47,996	48,598
Loss on decommissioned satellites and other assets write-offs	—	—	1,435	6,270
Total operating expenses	28,464	25,694	85,395	95,597
Loss from operations	(20,165)	(21,051)	(64,633)	(72,866)
Other (expense) income:
Interest income	675	1,015	1,931	1,681
Interest expense	(4)	(2)	(4)	(7,418)
Gain on sale of a business	—	—	—	154,305
Loss on extinguishment of debt	—	—	—	(12,008)
Change in fair value of contingent earnout liability	—	617	—	1,428
Change in fair value of warrant liabilities	167	51	(110)	3,098
Foreign exchange (loss) gain	(616)	(17)	(2,821)	10,774
Other income (expense), net	(226)	(291)	(26)	(802)
Total other income (expense), net	(4)	1,373	(1,030)	151,058
(Loss) income before income taxes	(20,169)	(19,678)	(65,663)	78,192
Income tax provision (benefit)	83	(2)	401	1,793
Net (loss) income	$(20,252)	$(19,676)	$(66,064)	$76,399
(Loss) earnings per share:
Basic	$(0.52)	$(0.61)	$(1.79)	$2.52
Diluted	$(0.52)	$(0.61)	$(1.79)	$2.31
Shares used in computing (loss) earnings per share:
Basic	39,167,991	32,501,417	36,932,506	30,249,828
Diluted	39,167,991	32,501,417	36,932,506	31,410,136
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Spire Global, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net (loss) income	$(20,252)	$(19,676)	$(66,064)	$76,399
Other comprehensive (loss) income:
Foreign currency translation adjustments, net of tax	315	(1,244)	161	3,526
Net unrealized (loss) gain on investments, net of tax	(12)	31	(83)	28
Comprehensive (loss) income	$(19,949)	$(20,889)	$(65,986)	$79,953
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Spire Global, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(In thousands, except share amounts)
(Unaudited)

	Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Par Value
Balance, December 31, 2025	34,615,132	$3	$605,700	$(5,435)	$(487,340)	$112,928
Release of Restricted Stock Units and Performance Stock Units	419,079	1	—	—	—	1
Exercise of stock options	2,879	—	21	—	—	21
Stock-based compensation	—	—	3,963	—	—	3,963
Net loss	—	—	—	—	(25,843)	(25,843)
Foreign currency translation adjustments	—	—	—	166	—	166
Net unrealized loss on investments (net of tax)	—	—	—	(30)	—	(30)
Balance, March 31, 2026	35,037,090	4	609,684	(5,299)	(513,183)	91,206
Release of Restricted Stock Units and Performance Stock Units	220,882	—	—	—	—	—
Issuance of common stock under Employee Stock Purchase Plan	50,218	—	336	—	—	336
Exercise of stock options, net	306,165	—	4,478	—	—	4,478
Stock-based compensation	—	—	3,193	—	—	3,193
Issuance of common stock under 2026 Purchase Agreement, net	5,000,000	—	65,402	—	—	65,402
Net loss	—	—	—	—	(19,969)	(19,969)
Foreign currency translation adjustments	—	—	—	(320)	—	(320)
Net unrealized loss on investments (net of tax)	—	—	—	(41)	—	(41)
Balance, June 30, 2026	40,614,355	4	683,093	(5,660)	(533,152)	144,285
Release of Restricted Stock Units and Performance Stock Units	143,618	—	—	—	—	—
Stock-based compensation	—	—	2,768	—	—	2,768
Net loss	—	—	—	—	(20,252)	(20,252)
Foreign currency translation adjustments	—	—	—	315	—	315
Net unrealized loss on investments (net of tax)	—	—	—	(12)	—	(12)
Balance, September 30, 2026	40,757,973	$4	$685,861	$(5,357)	$(553,404)	$127,104
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

	Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Par Value
Balance, December 31, 2024	27,218,490	$3	$536,725	$(9,770)	$(538,645)	$(11,687)
Release of Restricted Stock Units and Performance Stock Units	339,059	—	—	—	—	—
Exercise of stock options	73,140	—	640	—	—	640
Stock-based compensation	—	—	4,905	—	—	4,905
Issuance of common stock under Securities Purchase Agreements, net	4,843,750	—	36,047	—	—	36,047
Net loss	—	—	—	—	(23,515)	(23,515)
Foreign currency translation adjustments	—	—	—	(2,675)	—	(2,675)
Balance, March 31, 2025	32,474,439	3	578,317	(12,445)	(562,160)	3,715
Release of Restricted Stock Units and Performance Stock Units	513,077	—	—	—	—	—
Issuance of common stock under Employee Stock Purchase Plan	50,266	—	443	—	—	443
Exercise of stock options	32,401	—	230	—	—	230
Stock-based compensation	—	—	6,222	—	—	6,222
Exercise of warrants	673,146	—	11,592	—	—	11,592
Net income	—	—	—	—	119,590	119,590
Foreign currency translation adjustments	—	—	—	7,445	—	7,445
Net unrealized loss on investments (net of tax)	—	—	—	(3)	—	(3)
Balance, June 30, 2025	33,743,329	3	596,804	(5,003)	(442,570)	149,234
Release of Restricted Stock Units and Performance Stock Units	342,955	—	—	—	—	—
Exercise of stock options	135,591	—	954	—	—	954
Stock-based compensation	—	—	3,830	—	—	3,830
Net loss	—	—	—	—	(19,676)	(19,676)
Foreign currency translation adjustments	—	—	—	(1,244)	—	(1,244)
Net unrealized gain on investments (net of tax)	—	—	—	31	—	31
Balance, September 30, 2025	34,221,875	$3	$601,588	$(6,216)	$(462,246)	$133,129
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Spire Global, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities
Net (loss) income	$(66,064)	$76,399
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	11,036	9,494
Stock-based compensation	9,774	14,957
Amortization of operating lease right-of-use assets	2,212	2,307
Change in fair value of warrant liabilities	110	(3,098)
Change in fair value of contingent earnout liability	—	(1,428)
Loss on decommissioned satellites and other assets write-offs	1,435	6,270
Loss on extinguishment of debt	—	12,008
Gain on sale of a business	—	(154,305)
Transaction costs on sale of a business	—	(23,744)
Other, net	(1,166)	1,817
Changes in operating assets and liabilities:
Accounts receivable, net	782	7,315
Contract assets	(4,706)	(2,975)
Other current assets	1,852	(3,431)
Other long-term assets	128	1,250
Accounts payable	257	(3,076)
Contract liabilities	(4,206)	3,231
Other accrued expenses	(2,765)	3,331
Operating lease liabilities	(3,216)	(1,866)
Other long-term liabilities	—	(8)
Net cash used in operating activities	(54,537)	(55,552)
Cash flows from investing activities
Purchases of short-term investments	(67,083)	(97,730)
Maturities of short-term investments	78,272	22,600
Purchase of property and equipment	(22,358)	(20,895)
Additions of amortizable intangible assets	(500)	—
Proceeds from sale of a business, net of cash	—	238,948
Net cash (used in) provided by investing activities	(11,669)	142,923
Cash flows from financing activities
Proceeds from securities purchase agreements, net	65,402	37,297
Payments on long-term debt	—	(105,742)
Payments on long-term debt closing fees	—	(9,091)
Proceeds from exercise of stock options	4,499	1,824
Proceeds from employee stock purchase plan	336	443
Net cash provided by (used in) financing activities	70,237	(75,269)
Effect of foreign currency translation on cash, cash equivalents and restricted cash	2,041	(10,896)
Net increase in cash, cash equivalents and restricted cash	6,072	1,206
Cash, cash equivalents and restricted cash
Beginning balance	25,392	19,684
Ending balance	$31,464	$20,890

Supplemental disclosure of cash flow information
Cash paid for interest	$—	$6,919
Income taxes paid	$1,199	$—
Non-cash operating, investing and financing activities
Property and equipment purchased but not yet paid	$1,237	$2,264
Right-of-use assets obtained in exchange for lease liabilities	$1,380	$1,136
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
Results of operations for the three and nine months ended September 30, 2026, are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2026.
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

Spire Global, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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
Liquidity Risks and Uncertainties
The Company has a history of operating losses and negative cash flows from operations since inception. During the nine months ended September 30, 2026, the Company used $54.5 million in cash for operating activities. In April 2026, the Company closed the 2026 Private Placement (as defined in Note 11). The aggregate net proceeds for the 2026 Private Placement were approximately $65.4 million. These proceeds enhanced the Company’s cash position and are expected to support its liquidity needs.

Spire Global, Inc.
Notes to Condensed Consolidated Financial Statements
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
The following table shows components of cash, cash equivalents, and restricted cash reported on the condensed consolidated balance sheets and in the condensed consolidated statements of cash flows as of the dates indicated:

	September 30, 2026	December 31, 2025
Cash and cash equivalents	$30,902	$24,813
Restricted cash included in other long-term assets	562	579
	$31,464	$25,392
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
Substantially all of the Company’s marketable securities and certain cash equivalents, totaling $61.2 million and $65.1 million as of September 30, 2026 and December 31, 2025, respectively, are held with a single banking institution, representing a concentration of credit risk. The maximum exposure to loss is limited to the carrying amount of cash and marketable securities. The Company monitors the financial condition of the institution and believes the risk of loss is mitigated by its financial strength and the liquidity of the investments.
Geographic Risk
The Company also operates globally, and a substantial portion of its assets are located in certain geographic regions. The allocation of the Company’s assets by region was as follows:

Spire Global, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	September 30, 2026	December 31, 2025
EMEA
United Kingdom	32%	33%
Germany	24%	23%
Luxembourg	17%	17%
	73%	73%
Americas
U.S.	27%	27%
	27%	27%
Total	100%	100%
Customer Risk
The Company has a concentration of contractual revenue arrangements with various government agencies. Government agencies under common control are reported as a single customer. The following customers represented 10% or more of the Company’s total revenue and total accounts receivable for each of the following periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
Revenue:	2026	2025	2026	2025
Customer A (1)	29%	35%	27%	21%
Customer B	31%	13%	19%	10%
Customer C	12%	*	12%	*
Customer D	*	*	*	10%

Accounts Receivable:	September 30, 2026	December 31, 2025
Customer E	33%	*
Customer F	10%	*
Customer G	*	34%
Customer H	*	11%
(1)Consists of multiple U.S. government agencies, of which one government agency represented greater than 10% of total revenue for each of the three and nine months ended September 30, 2026. One government agency represented greater than 10% of total revenue for the three months ended September 30, 2025. No government agency represented greater than 10% of total revenue for the nine months ended September 30, 2025.
*Revenue from customer was less than 10% of total revenue during the applicable period or accounts receivable from customer were less than 10% of total accounts receivable as of the applicable period.
Vendor Risk
The Company relies on certain vendors for specific purchases. The Company believes its reliance on its vendors could be shifted over a period of time to alternative vendors should such a change be necessary. If the Company were unable to obtain alternative vendors due to factors beyond its control, its operations could be disrupted until alternative vendors were secured. The Company had one vendor from whom purchases of equipment, components and services individually represented 10% or more of the Company’s total purchases for each of the three months ended September 30, 2026 and 2025. No individual vendor accounted for more than 10% of total purchases for each of the nine months ended September 30, 2026 and 2025.
The Company is also dependent on third parties to launch its satellites into space. Any launch delay, malfunction, or failure could adversely impact revenue and the Company's ability to satisfy minimum

Spire Global, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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
Accounting Pronouncements Not Yet Adopted
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40). Additionally, in January 2025, the FASB issued ASU 2025-01 to clarify the effective date of ASU 2024-03. The standard provides guidance to expand disclosures related to the disaggregation of income statement expenses. The standard requires, in the notes to the financial statements, disclosure of specified information about certain costs and expenses, which includes purchases of inventory, employee compensation, depreciation and intangible asset amortization included in each relevant expense caption. This guidance is effective for fiscal years beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027, on a retrospective or prospective basis, with early adoption permitted. The Company is currently assessing the guidance, noting the adoption impacts disclosures only.
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
3.                      Revenue, Contract Assets, Contract Liabilities and Remaining Performance Obligations
The Company recognizes revenue for certain long-term contracts using the percentage-of-completion method, measured on a cost-to-cost basis. From time to time, the Company revises its estimates of total

Spire Global, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

costs for these contracts. Changes in estimated total costs for contracts using the percentage-of-completion method resulted in a reduction in revenue of $0.3 million and $1.0 million for the three and nine months ended September 30, 2026, respectively.
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
The following shows revenue from subscription and non-subscription contracts (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026		2025		2026		2025
Subscription revenue	$12,793	71%	$8,913	70%	$38,586	74%	$42,995	77%
Non-subscription revenue	5,205	29%	3,757	30%	13,294	26%	12,733	23%
	$17,998	100%	$12,670	100%	$51,880	100%	$55,728	100%
The following revenue disaggregated by geography was recognized (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026		2025		2026		2025
Americas
U.S.	$9,070	50%	$6,613	53%	$25,839	50%	$28,974	52%
Canada	1,235	7%	1,153	9%	6,714	13%	4,826	9%
Other(1)	24	0%	40	0%	92	0%	170	0%
Total Americas	10,329	57%	7,806	62%	32,645	63%	33,970	61%
EMEA
United Kingdom	1,145	6%	808	6%	3,197	6%	5,912	11%
Belgium	—	—%	1,398	11%	3,183	6%	2,402	4%
Other(1)	5,646	32%	1,793	14%	11,045	22%	9,889	18%
Total EMEA	6,791	38%	3,999	31%	17,425	34%	18,203	33%
Asia Pacific
Other(1)	878	5%	865	7%	1,810	3%	3,555	6%
	878	5%	865	7%	1,810	3%	3,555	6%
Total	$17,998	100%	$12,670	100%	$51,880	100%	$55,728	100%
(1)Revenue from individual geographic regions that represent less than 10% of total revenue for the periods presented are not separately disclosed.
Contract Assets
Contract assets reported on the Company's condensed consolidated balance sheets were $6.2 million and $1.8 million as of September 30, 2026 and December 31, 2025, respectively.

Spire Global, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Changes in contract assets were as follows (in thousands):

	2026	2025
Balance as of January 1,	$1,778	$785
Contract assets recorded during the period	6,093	4,667
Reclassified to accounts receivable	(1,600)	(1,573)
Other	(26)	71
Balance as of September 30,	$6,245	$3,950
Contract Liabilities
Contract liabilities were reported on the Company's condensed consolidated balance sheets as follows (in thousands):

	September 30, 2026	December 31, 2025
Contract liabilities, current portion	$32,042	$35,160
Contract liabilities, non-current	12,893	14,207
Contract liabilities	$44,935	$49,367
Changes in contract liabilities were as follows (in thousands):

	2026	2025
Balance as of January 1,	$49,367	$45,526
Contract liabilities recorded during the period	18,686	21,508
Revenue recognized during the period	(22,793)	(18,398)
Other	(325)	1,010
Balance as of September 30,	$44,935	$49,646
Remaining Performance Obligations
The Company has performance obligations associated with commitments in customer contracts for future services that have not yet been recognized as revenue. Revenue from subscription-based services is recognized over time, generally on a straight-line basis over the subscription period, while revenue from milestone-based services is recognized at the point in time when control of the deliverable transfers to the customer. Management believes this method provides a faithful depiction of the pattern in which services are delivered to customers. Management applies judgment in determining the timing of recognition. For contracts with multiple performance obligations, management allocates the transaction price to each obligation based on its relative standalone selling price. These commitments for future services exclude cancellable contracts. As of September 30, 2026, the amount not yet recognized as revenue from these commitments was $175.4 million. There were no significant changes in these judgments during the three and nine months ended September 30, 2026.
The Company expects to recognize its remaining performance obligations as of September 30, 2026, over the following periods (dollars in thousands):

	September 30, 2026
1 to 12 months	$85,944	49%
13 to 24 months	51,753	30%
25 to 36 months	26,021	15%
37 to 48 months	9,126	5%
Remaining	2,571	1%
Total	$175,415	100%

Spire Global, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

4.                      Other Balance Sheet Components
Other current assets consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Technology and other prepaid contracts	$1,212	$1,618
Other receivables	1,874	2,554
Prepaid insurance	2	872
Deferred contract costs	120	121
Other	1,060	871
Other current assets	$4,268	$6,036
Property and equipment, net consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Satellites in-service	$50,176	$29,009
Internally developed software	2,840	2,377
Ground stations in-service	5,362	5,372
Leasehold improvements	7,008	6,077
Machinery and equipment	9,565	7,841
Computer equipment	1,579	1,411
Computer software and website development	99	99
Furniture and fixtures	1,619	1,542
	78,248	53,728
Less: Accumulated depreciation and amortization	(32,906)	(24,290)
	45,342	29,438
Satellite, launch, and ground station work in progress	29,655	30,692
Finished satellites not yet placed in-service	12,568	20,676
Property and equipment, net	$87,565	$80,806
Depreciation and amortization expense related to property and equipment was $3.5 million and $9.8 million for the three and nine months ended September 30, 2026, respectively. Depreciation and amortization expense related to property and equipment was $2.1 million and $8.3 million for the three and nine months ended September 30, 2025, respectively. The Company recorded $1.4 million and $6.3 million of losses on decommissioned satellites and other assets write-offs for the nine months ended September 30, 2026 and 2025, respectively. There were no losses on decommissioned satellites and other assets write-offs for each of the three months ended September 30, 2026 and 2025. Losses on decommissioned satellites and other assets write-offs are recorded in a separate line item within operating expenses on the condensed consolidated statement of operations. The loss for the nine months ended September 30, 2026 was primarily due to the deorbiting of two satellites and the Company’s decision to stop supporting one underperforming satellite. The loss for the nine months ended September 30, 2025 was primarily due to the Company’s decision to stop supporting three underperforming satellites and the deorbiting of three satellites. These satellites were written off at their net book value as no recoverable value was expected upon disposal.

Spire Global, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Other accrued expenses consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Operating lease liabilities, current	$2,678	$4,642
Professional services	4,550	4,394
Accrued operating costs	370	967
Accrued wages and benefits	5,043	4,556
Software	743	791
Corporate and sales tax	300	1,281
Termination fees	—	3,335
Other	2,948	2,300
Other accrued expenses	$16,632	$22,266
Accumulated other comprehensive loss consisted of the following (in thousands):

	Nine Months Ended September 30, 2026
	Foreign Currency Translation Adjustments, Net of Tax	Net Unrealized Gain (Loss) on Investments, Net of Tax	Total
Beginning balance	$(5,467)	$32	$(5,435)
Other comprehensive income (loss) before reclassifications	161	(83)	78
Ending balance	$(5,306)	$(51)	$(5,357)

	Nine Months Ended September 30, 2025
	Foreign Currency Translation Adjustments, Net of Tax	Net Unrealized Gain on Investments, Net of Tax	Total
Beginning balance	$(9,770)	$—	$(9,770)
Other comprehensive income before reclassifications	3,526	28	3,554
Ending balance	$(6,244)	$28	$(6,216)
The components of accumulated other comprehensive loss, which are included in stockholders' equity, consist of foreign currency translation adjustments and unrealized gains (losses) on available-for-sale securities.
5.                      Goodwill and Intangible Assets
The following table summarizes changes in goodwill balance (in thousands):

Balance at December 31, 2025	$15,450
Impact of foreign currency translation	(515)
Balance at September 30, 2026	$14,935

Spire Global, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Intangible assets consisted of the following (in thousands):

	September 30, 2026
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$12,438	$(5,010)	$7,428
Trade names and other	2,608	(2,100)	508
Patents	393	(380)	13
FCC licenses(1)	480	(338)	142
	$15,919	$(7,828)	$8,091

	December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$12,867	$(4,378)	$8,489
Trade names	2,181	(1,781)	400
Patents	393	(369)	24
FCC licenses(1)	480	(314)	166
	$15,921	$(6,842)	$9,079
(1)The Company’s Federal Communications Commission (“FCC”) licenses are recognized as finite-lived intangible assets and are amortized over their estimated useful lives. The licenses are subject to annual renewal upon expiration and require approval by the FCC. The Company intends to renew these licenses, and the expected future cash flows associated with the licenses assume renewal upon expiration. Management does not believe that renewal uncertainty will materially limit the Company’s ability to generate cash flows from its satellite and ground station operations.
As of September 30, 2026, the weighted-average amortization period for remaining developed technology was 7.2 years, for trade names and other was 0.8 years, and for patents and FCC licenses was 4.2 years. Amortization expense related to intangible assets was $0.4 million and $1.2 million for the three and nine months ended September 30, 2026, respectively, and $0.4 million and $1.2 million for the three and nine months ended September 30, 2025, respectively.
As of September 30, 2026, the expected future amortization expense of intangible assets is as follows (in thousands):

Year ending December 31,	Future Amortization Expense
Remainder of 2026	$465
2027	1,389
2028	1,071
2029	1,069
2030	1,066
Thereafter	3,031
$8,091
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

Spire Global, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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
The Company recorded interest expense, including amortization of deferred issuance costs from long-term debt, of $0.0 million and $7.4 million for the three and nine months ended September 30, 2025, respectively.
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
7.                      Leases
Approximately 92% of the Company’s ROU assets and lease liabilities relate to office facilities leases, with the remaining amounts representing primarily ground station leases. The leases have various expiration dates through 2031. Certain of the Company’s lease agreements include escalating lease payments.
Operating lease expenses were $0.9 million and $3.0 million for the three and nine months ended September 30, 2026, respectively, and $1.3 million and $3.4 million for the three and nine months ended September 30, 2025, respectively. Aggregate variable lease expenses and short-term lease expenses were $0.5 million and $1.5 million for the three and nine months ended September 30, 2026, respectively, and $0.4 million and $1.1 million for the three and nine months ended September 30, 2025, respectively.

Spire Global, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following table provides the required information regarding the Company’s leases for which the Company is the lessee (dollars in thousands):

	September 30, 2026	December 31, 2025
Assets
ROU assets	$7,504	$10,798
Liabilities
Current	$2,678	$4,642
Non-current	6,402	8,755
Total lease liabilities	$9,080	$13,397
Weighted-average remaining lease term (years)	4.0	4.5
Weighted-average discount rate	10%	10%
As of September 30, 2026, the maturity of operating lease liabilities are as follows (in thousands):

Year ending December 31,
Remainder of 2026	$824
2027	3,210
2028	2,216
2029	1,948
2030	1,738
Thereafter	903
Total lease payments	10,839
Less: Interest on lease payments	(1,759)
Present value of lease liabilities	$9,080
The lease obligations are secured by the underlying leased assets and, in the event of default, the lessor’s claim is limited to those assets. Operating cash payments included in the measurement of operating lease liabilities were $0.9 million and $3.2 million for the three and nine months ended September 30, 2026, respectively, and $0.6 million and $1.9 million for the three and nine months ended September 30, 2025, respectively, all of which were included in net cash used in operating activities in the condensed consolidated statements of cash flows. Amortization of ROU assets was $0.7 million and $2.2 million for the three and nine months ended September 30, 2026, respectively, and $0.8 million and $2.3 million for the three and nine months ended September 30, 2025, respectively.

Spire Global, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

8.                      Fair Value Measurement
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables present the Company’s fair value hierarchy for its financial instruments that are measured at fair value on a recurring basis (in thousands):

	September 30, 2026
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents:
Money market funds	$9,224	$—	$—	$9,224
U.S. treasury securities	4,878	—	—	4,878
	$14,102	$—	$—	$14,102
Marketable securities:
Commercial paper	$—	$21,433	$—	$21,433
U.S. treasury securities	25,619	—	—	25,619
	$25,619	$21,433	$—	$47,052
Liabilities:
Long-term liabilities:
Credit Agreement Warrants	$—	$215	$—	$215
	$—	$215	$—	$215

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents:
Money market funds	$6,360	$—	$—	$6,360
	$6,360	$—	$—	$6,360
Marketable securities:
Commercial paper	$—	$44,543	$—	$44,543
U.S. treasury bills and bonds	12,426	—	—	12,426
	$12,426	$44,543	$—	$56,969
Liabilities:
Long-term liabilities:
Credit Agreement Warrants	$—	$106	$—	$106
	$—	$106	$—	$106
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
(Unaudited)

Financial assets whose fair values are measured on a recurring basis using Level 2 inputs consist of commercial paper. The Company measures the fair values of these assets with the help of a pricing service that either provides quoted market prices in active markets for identical or similar securities or uses observable inputs for their pricing without applying significant adjustments.
The following tables summarize the Company’s cash, cash equivalents, and marketable securities by significant category (in thousands):

	September 30, 2026
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$16,800	$—	$—	$16,800
Cash equivalents:
Money market funds	9,224	—	—	9,224
U.S. treasury securities	4,878	—	—	4,878
	$30,902	$—	$—	$30,902
Marketable Securities:
Commercial paper	$21,459	$—	$(26)	$21,433
U.S. treasury securities	25,647	—	(28)	25,619
	$47,106	$—	$(54)	$47,052

	December 31, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$18,453	$—	$—	$18,453
Cash equivalents:
Money market funds	6,360	—	—	6,360
U.S. treasury securities	—	—	—	—
	$24,813	$—	$—	$24,813
Marketable Securities:
Commercial paper	$44,514	$29	$—	$44,543
U.S. treasury securities	12,423	3	—	12,426
	$56,937	$32	$—	$56,969
The following table represents amortized cost and estimated fair value of marketable securities, by contractual maturity (in thousands):

	September 30, 2026
	Amortized Cost	Fair Value
Due in one year or less	$47,106	$47,052
The Company did not record any impairment charges related to its available-for-sale securities during the three and nine months ended September 30, 2026 and 2025. The Company has concluded that no allowance for credit losses is necessary for these unrealized losses based on the credit quality of the securities and the liquidity and maturity considerations.
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

Spire Global, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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
On June 11, 2025, Blue Torch exercised its remaining 208,483 warrants, excluding the Urgent Warrants, also on a cashless basis. Using the exercise price of $5.44 and the Company’s Class A common stock price of $11.83 on the date of exercise, the Company issued 112,611 shares of Class A common stock. No cash was received in connection with either exercise. As of September 30, 2026, Urgent Warrants representing the right to purchase 24,834 shares of the Company’s Class A common stock remained outstanding and exercisable.
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
The Company recognized a gain of $0.2 million and a loss of $0.1 million in the condensed consolidated statement of operations for changes in the fair value of the Credit Agreement Warrants during the three and nine months ended September 30, 2026, respectively, and gains of $0.1 million and $3.1 million during the three and nine months ended September 30, 2025, respectively.
The table below quantifies the significant inputs used for the Credit Agreement Warrants:

	September 30, 2026	December 31, 2025
Fair value of the Company’s Class A common stock	$11.18	$7.50
Exercise price	$16.08	$16.08
Risk-free interest rate	5.09%	3.94%
Expected volatility factor	103.2%	75.0%
Expected dividend yield	—%	—%
Remaining contractual term (in years)	5.7	6.5
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

Spire Global, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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
Under the A&R L3Harris Agreement, the Company was required to pay a 30% share of S-AIS data revenue for the portion of exactEarth annual S-AIS data revenue which was in excess of $16.0 million. No revenue share was owed to L3Harris under the A&R L3Harris Agreement, with respect to AIS Analytics sales, for each of the three and nine months ended September 30, 2026 and 2025. The Company recognized $1.6 million in cost of revenue in the condensed consolidated statements of operations for costs incurred to acquire exclusive access rights to data generated from satellites for the nine months ended September 30, 2025. There were no such costs for the three and nine months ended September 30, 2026 and the three months ended September 30, 2025.
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
In January 2026, the arbitral tribunal held an evidentiary hearing and on July 31, 2026, the arbitral tribunal issued a Final Award in the amount of approximately $12.4 million plus post-Award interest in favor of the Company. Among other things, the tribunal dismissed all of NorthStar’s claims, including its claims that the Framework Agreement was induced by fraudulent misrepresentation and that Legacy Spire breached the Space Services contract, granted Legacy Spire’s counterclaim on the promissory note, and granted Legacy Spire’s counterclaims for costs incurred as a result of the interlocutory injunction and for costs of the arbitration. The Final Award is final and binding on the parties under the arbitration agreement and the rules under which the arbitration was conducted, and the amount awarded is immediately due and payable. In October 2026, NorthStar made a partial payment of approximately $2.8 million. The Company expects that NorthStar will pay half of the remaining amount awarded before December 31, 2026 and the remaining amount in 2027. The Company continues to discuss other impacts of the Final Award with NorthStar. The Company will recognize the Final Award in the period in which the amount is determined to be realizable. For the three and nine months ended September 30, 2026, no amounts related to the Final Award have been recognized.
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

Spire Global, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

As of September 30, 2026, 1,354,528 and 1,032,296 shares of Class A common stock were available for issuance under the 2021 Plan and 2021 ESPP, respectively.
The following table summarizes stock option activity under the Company’s equity compensation plans (dollars in thousands, except for per share amounts):

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding as of December 31, 2025	1,605,798	$17.82	4.0
Granted	9,062	$24.10
Exercised	(324,130)	$14.71
Forfeited, canceled, or expired	(30,379)	$36.98
Options outstanding as of September 30, 2026	1,260,351	$18.21	3.5	$424
Vested and expected to vest at September 30, 2026	1,260,351	$18.21	3.5	$424
Exercisable at September 30, 2026	1,251,289	$18.16	3.5	$424
The aggregate intrinsic value of options exercised was $0.0 million and $1.8 million during the three and nine months ended September 30, 2026, respectively, and $0.7 million and $1.2 million during the three and nine months ended September 30, 2025, respectively. The cash proceeds from the options exercised were $0.0 million and $4.5 million during the three and nine months ended September 30, 2026, respectively, and $0.9 million and $1.8 million during the three and nine months ended September 30, 2025, respectively. The aggregate grant date fair value of options vested was $0.0 million and $0.1 million during the three and nine months ended September 30, 2026, respectively, and $0.0 million and $0.4 million during the three and nine months ended September 30, 2025, respectively.
The following table summarizes restricted stock unit (“RSU”) activity under the 2021 Plan:

	Number of RSUs	Weighted Average Grant Date Fair Value per Share
Outstanding as of December 31, 2025	2,622,092	$10.19
RSUs granted	1,527,872
RSUs and PSUs vested	(783,579)
RSUs forfeited	(582,429)
Outstanding as of September 30, 2026	2,783,956	$10.76
For RSUs with service-based vesting conditions, the fair value is calculated based upon the Company’s closing stock price on the date of grant, and the stock-based compensation expense is recognized over the applicable grant vesting term, generally three to four years. For performance stock units (“PSUs”), the fair value is determined based upon the Company’s closing stock price on the date of grant, and compensation expense is recognized over the applicable performance period when achievement of the performance condition is considered probable. Stock-based compensation expense is recognized over the applicable vesting period based on the number of units expected to vest. The aggregate fair value of RSUs and PSUs vested was $1.5 million and $8.7 million during the three and nine months ended September 30, 2026, respectively, and $3.0 million and $11.9 million during the three and nine months ended September 30, 2025, respectively.
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

Spire Global, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

As of September 30, 2026, there was $24.2 million of total unrecognized compensation expense related to options, RSUs, and PSUs expected to be recognized over a weighted average period of 2.67 years.
The following table summarizes the components of total stock-based compensation expense based on roles and responsibilities of the employees within the condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Cost of revenue	$126	$62	$380	$254
Research and development	710	747	2,566	$2,409
Sales and marketing	277	219	1,007	$2,187
General and administrative	1,655	2,802	5,821	$10,107
	$2,768	$3,830	$9,774	$14,957
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

Spire Global, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following table sets forth the computation of basic and diluted net (loss) income per share (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator:
Net (loss) income	$(20,252)	$(19,676)	$(66,064)	$76,399
Income allocated to participating Securities Purchase Agreement Warrants	—	—	—	(225)
Basic net (loss) income attributable to common stockholders	(20,252)	(19,676)	(66,064)	76,174
Removal of mark-to-market adjustment for 2022 Blue Torch Warrants	—	—	—	(1,472)
Removal of mark-to-market adjustment for 2023 Blue Torch Warrants	—	—	—	(2,136)
Adjustment to income allocated to participating Securities Purchase Agreement Warrants	—	—	—	49
Dilutive net (loss) income attributable to common stockholders	$(20,252)	$(19,676)	$(66,064)	$72,615
Denominator:
Weighted-average Class A common stock outstanding - basic	39,167,991	32,501,417	36,932,506	30,249,828
Effect of dilutive securities:
Stock Options	—	—	—	104,837
RSUs	—	—	—	745,212
2022 Blue Torch Warrants	—	—	—	131,119
2023 Blue Torch Warrants	—	—	—	179,140
Weighted-average Class A common stock outstanding - diluted	39,167,991	32,501,417	36,932,506	31,410,136
Class A common stock:
Net (loss) income per share - basic	$(0.52)	$(0.61)	$(1.79)	$2.52
Net (loss) income per share - diluted	$(0.52)	$(0.61)	$(1.79)	$2.31
The following securities were not included in the computation of diluted net (loss) income per share because their effect would be anti-dilutive or the issuance of such shares is contingent upon the satisfaction of certain conditions that were not met by the end of the period:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Stock options	1,260,351	1,612,985	1,260,351	1,612,985
RSUs, PSUs, and Potential ESPP Shares	2,810,828	2,502,966	2,810,828	2,502,966
Credit Agreement Warrants	24,834	24,834	24,834	24,834
Contingent Earnout Shares	—	912,600	—	912,600
	4,096,013	5,053,385	4,096,013	5,053,385
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

Spire Global, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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
The measure of segment assets is reported as total assets on the condensed consolidated balance sheets and total capital expenditures for additions to long-lived assets, which were $9.0 million and $22.4 million for the three and nine months ended September 30, 2026, respectively, and $8.4 million and $20.9 million for the three and nine months ended September 30, 2025, respectively.
The following table includes segment revenue and significant segment expenses:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue	$17,998	$12,670	$51,880	$55,728
Less:
Employee expense (a)	16,970	18,015	53,705	62,872
Equipment and software expenses (b)	4,934	5,311	15,118	22,204
Depreciation and amortization	3,955	2,557	11,036	9,494
Professional services	8,287	4,223	23,371	17,603
Facilities expense (b)	948	1,457	3,871	3,603
Contractor expense	917	552	2,206	1,330
Other operating and marketing expenses	1,426	1,125	3,915	3,906
Loss on decommissioned satellites and disposal of assets	231	20	1,884	6,259
Interest expense	4	2	4	7,418
Change in fair value of contingent liability and warrant liabilities	(167)	(668)	110	(4,525)
Gain on sale of a business	—	—	—	(154,305)
Loss on extinguishment of debt	—	—	—	12,008
Other segment items (c)	745	(248)	2,724	(8,538)
Segment net (loss) income	$(20,252)	$(19,676)	$(66,064)	$76,399
(a)Employee expense included stock-based compensation expense of $2.8 million and $9.8 million for the three and nine months ended September 30, 2026, respectively, and $3.8 million and $15.0 million for the three and nine months ended September 30, 2025, respectively.
(b)In the second quarter of 2025, the Company reclassified certain expenses from Facilities expense to Equipment and software expenses within its segment reporting to better reflect the nature of the costs. Prior period amounts have been recast to conform to the current year period presentation. This reclassification impacted only the composition of the expense categories regularly provided to the Company’s CODM and had no impact on total segment expenses, the condensed consolidated statements of operations, or loss per share.
(c)Other segment items included in segment net (loss) income include foreign exchange (gain) loss, income tax (benefit) provision, equity investment loss, travel and meals expenses, and interest income.

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
For each data solution, we have the capability to offer customers a variety of features and additional value. The four forms of data we monetize are:
•Clean data: Clean and structured data directly from our proprietary satellites;
•Smart data: Clean data fused with third-party datasets and proprietary analysis to enhance value and provide insights;
•Predictive data: Big data, artificial intelligence (“AI”), and machine learning (“ML”) algorithms applied to fused data sets to create predictive analytics and insights; and
•Data Solutions: Data-driven actionable recommendations to solve specific business problems, utilizing the full spectrum of our data analytics suite.
We monetize our proprietary solutions across a broad and growing range of current and target governments and industries including agriculture, logistics, financial services, insurance, aviation operations, energy, and academia, among others. The solutions we provide include space reconnaissance, aviation, weather and climate, and space services.
•Space Reconnaissance: Mission critical satellite data supporting intelligence and national security operations;

•Aviation: Insights for highly accurate aircraft monitoring, safety and route optimization;
•Weather and Climate: Data, insights, and predictive AI analytics for advanced weather forecasts that power high impact decisions;
•Space Services: Low risk, quick delivery development life cycle and proprietary infrastructure providing space-as-a-service; and
•Maritime: Precise space-based data used for highly accurate ship monitoring, ship safety, and route optimization, the majority of which was sold in the Maritime Transaction.
We also offer research and development services (“R&D Services”) to third parties for the advancement of contracted satellite technologies. In addition to providing R&D Services, we grant the counterparty a license to the developed intellectual property.
Highlights from the Nine Months Ended September 30, 2026
•In March, we successfully received the first data from our Hyperspectral Microwave Sounder (HyMS) demonstrator satellite. In August, we were awarded a $3 million, six-month contract extension by the National Oceanic and Atmospheric Administration (NOAA), with a $2 million option to provide three additional months of HyMS data.
•In September, we were awarded a $33.2 million task order by NOAA for a two-year period of performance beginning December 1, 2026, to December 1, 2028 to deliver global navigation satellite system radio occultation data.
•In August, we were awarded a two-year, $28 million contract by NOAA to advance hyperspectral microwave sounding technology toward operational use for weather forecasting.
•We successfully launched our seventh Optical Inter-Satellite Link satellite, marking a further development in our capabilities for direct optical communication between satellites. In July, Spire achieved a milestone in its Optical Inter-Satellite Link program, successfully establishing a cross-plane laser connection between two O-ISL equipped satellites.
•We successfully demonstrated single-satellite radio frequency geolocation (RFGL) techniques on orbit, including the detection and geolocation of S-band and X-band radio frequency signals.
•We successfully established a satellite manufacturing facility in Munich to support sovereign space-based intelligence capabilities.
•In May, we signed a Memorandum of Understanding (MoU) with Schaeffler AG, with the intent to build a sovereign European space hardware and mission business before the end of this decade.
•In June, we signed a Memorandum of Understanding (MoU) with Diehl Defence, a leading German systems integrator for air defense and guided missile systems, to advance space-based early warning and reconnaissance capabilities.
•We successfully launched the first three satellites built at our manufacturing facility in Boulder, Colorado in October. Inclusive of this launch, we have launched 32 satellites across four missions in 2026.
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
Impact of Foreign Exchange Rates
Our reporting currency is the U.S. Dollar. The functional currencies of our foreign operating subsidiaries are the local currency in which each subsidiary operates, including the Euro, the British Pound Sterling, the Singapore Dollar and the Canadian Dollar.
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
As of September 30, 2026, we expect to recognize our RPO over the following future periods (in thousands):

	September 30, 2026
1 to 12 months	$85,944	49%
13 to 24 months	51,753	30%
25 to 36 months	26,021	15%
37 to 48 months	9,126	5%
Remaining	2,571	1%
Total	$175,415	100%
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

Results of Operations
Three and Nine Months Ended September 30, 2026, Compared to Three and Nine Months Ended September 30, 2025
The following tables set forth selected condensed consolidated statements of operations data for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Revenue	$17,998	$12,670	$51,880	$55,728
Cost of revenue	9,699	8,027	31,118	32,997
Gross profit	8,299	4,643	20,762	22,731
Operating expenses:
Research and development	8,578	9,116	25,457	27,970
Sales and marketing	4,156	2,816	10,507	12,759
General and administrative	15,730	13,762	47,996	48,598
Loss on decommissioned satellites and other assets write-offs	—	—	1,435	6,270
Total operating expenses	28,464	25,694	85,395	95,597
Loss from operations	(20,165)	(21,051)	(64,633)	(72,866)
Other (expense) income:
Interest income	675	1,015	1,931	1,681
Interest expense	(4)	(2)	(4)	(7,418)
Gain on sale of a business	—	—	—	154,305
Loss on extinguishment of debt	—	—	—	(12,008)
Change in fair value of contingent earnout liability	—	617	—	1,428
Change in fair value of warrant liabilities	167	51	(110)	3,098
Foreign exchange (loss) gain	(616)	(17)	(2,821)	10,774
Other income (expense), net	(226)	(291)	(26)	(802)
Total other income (expense), net	(4)	1,373	(1,030)	151,058
(Loss) income before income taxes	(20,169)	(19,678)	(65,663)	78,192
Income tax provision (benefit)	83	(2)	401	1,793
Net (loss) income	$(20,252)	$(19,676)	$(66,064)	$76,399
Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2026	2025	% Change	2026	2025	% Change
Revenue	$17,998	$12,670	42%	$51,880	$55,728	(7)%
Three Months Ended September 30, 2026, Compared to Three Months Ended September 30, 2025
Total revenue increased $5.3 million, or 42%, for the three months ended September 30, 2026, compared with the three months ended September 30, 2025. This increase was primarily driven by an increase in revenue of $5.8 million from delivery of Space Services data to our customers and an increase in revenue of $1.9 million from additional Weather and Climate data sales, primarily HyMS microwave sounding data, partially offset by a decrease in revenue of $2.5 million due to the Maritime Transaction.
Nine Months Ended September 30, 2026, Compared to Nine Months Ended September 30, 2025
Total revenue decreased $3.8 million, or 7%, for the nine months ended September 30, 2026, compared with the nine months ended September 30, 2025. This decrease was primarily driven by a decrease in revenue of $15.6 million due to the Maritime Transaction, partially offset by an increase in revenue of

$7.7 million from delivery of Space Services data to our customers, an increase in revenue of $3.0 million from Weather and Climate data sales and an increase in revenue of $1.0 million from commercial data sales of aviation and weather data.
Our diversification across government and commercial customers worldwide strengthens our business by providing multiple sources of demand and reducing reliance on any single customer or geographic region. The following tables present revenue disaggregated between government and commercial customers and by geographic region.
Revenue by customer type:

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands)	2026		2025		2026		2025
Commercial	$6,994	39%	$6,732	53%	$24,132	47%	$33,270	60%
Government	11,004	61%	5,938	47%	27,748	53%	22,458	40%
Total revenue	$17,998	100%	$12,670	100%	$51,880	100%	$55,728	100%
Revenue by geographic region:

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands)	2026		2025		2026		2025
Americas	$10,329	57%	$7,806	62%	$32,645	63%	$33,970	61%
EMEA	6,791	38%	3,999	31%	17,425	34%	18,203	33%
Asia Pacific	878	5%	865	7%	1,810	3%	3,555	6%
Total revenue	$17,998	100%	$12,670	100%	$51,880	100%	$55,728	100%
Cost of Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2026	2025	% Change	2026	2025	% Change
Cost of revenue	$9,699	$8,027	21%	$31,118	$32,997	(6)%
Gross profit	8,299	4,643	79%	20,762	22,731	(9)%
Gross margin	46%	37%		40%	41%
Three Months Ended September 30, 2026, Compared to Three Months Ended September 30, 2025
Cost of revenue increased $1.7 million, or 21%, for the three months ended September 30, 2026, compared with the three months ended September 30, 2025. This increase was due to an increase of $1.2 million in depreciation expense from satellites in service, and an increase of $0.4 million in professional fees.
Gross margin was 46% and 37% for the three months ended September 30, 2026 and 2025, respectively. The increase was driven by an increase in revenue, partially offset by the increase in cost of revenue described above.
Nine Months Ended September 30, 2026, Compared to Nine Months Ended September 30, 2025
Cost of revenue decreased $1.9 million, or 6%, for the nine months ended September 30, 2026, compared with the nine months ended September 30, 2025. This decrease was due to a decrease of $6.7 million in satellite operations costs, partially offset by an increase of $2.3 million in personnel costs, an increase of $1.2 million in depreciation expense from satellites in service, and an increase of $1.0 million in professional fees.
The decrease in satellite operations was due to a decrease of $6.3 million in software expense driven by a downlink data service cost incurred in the three months ended March 31, 2025 that did not recur in 2026, and a decrease due to the Maritime Transaction.

The increase in personnel costs was driven by higher R&D services activity, which increased the proportion of salaries and benefits attributed to cost of revenue.
Gross margin was 40% and 41% for the nine months ended September 30, 2026 and 2025, respectively. The decrease was driven by a decrease in revenue, partially offset by the reduction in cost of revenue described above.
Operating Expenses
Operating expenses consist of our research and development, our sales and marketing, and our general and administrative expenses, as well as loss on decommissioned satellites and other asset write-offs in some periods. As we continue to invest in our growth, we expect our operating expenses to increase in absolute dollars as revenue grows. However, we expect our operating expenses as a percentage of revenue to decrease over time.
Research and Development

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2026	2025	% Change	2026	2025	% Change
Research and development	$8,578	$9,116	(6)%	$25,457	$27,970	(9)%
Percentage of total revenue	48%	72%		49%	50%
Three Months Ended September 30, 2026, Compared to Three Months Ended September 30, 2025
Research and development expenses decreased $0.5 million or 6%, for the three months ended September 30, 2026, compared with the three months ended September 30, 2025. This decrease was due to a decrease of $0.5 million in software expenses, and a decrease of $0.3 million in personnel costs primarily driven by higher R&D Services activity, which increased the proportion of costs allocated to cost of revenue. These decreases were partially offset by an increase of $0.2 million in contractor fees.
Nine Months Ended September 30, 2026, Compared to Nine Months Ended September 30, 2025
Research and development expenses decreased $2.5 million or 9%, for the nine months ended September 30, 2026, compared with the nine months ended September 30, 2025. This decrease was driven by a decrease of $2.2 million in personnel costs driven by higher R&D Services activity and a decrease of $0.9 million in equipment expenses, primarily due to the Maritime Transaction. These decreases were partially offset by an increase of $0.5 million in contractor fees.
Sales and Marketing

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2026	2025	% Change	2026	2025	% Change
Sales and marketing	$4,156	$2,816	48%	$10,507	$12,759	(18)%
Percentage of total revenue	23%	22%		20%	23%
Three Months Ended September 30, 2026, Compared to Three Months Ended September 30, 2025
Sales and marketing expenses increased $1.3 million, or 48%, for the three months ended September 30, 2026, compared with the three months ended September 30, 2025. This increase was driven by an increase of $0.8 million in external consulting for marketing support and an increase of $0.3 million in personnel costs.
Nine Months Ended September 30, 2026, Compared to Nine Months Ended September 30, 2025
Sales and marketing expenses decreased $2.3 million, or 18%, for the nine months ended September 30, 2026, compared with the nine months ended September 30, 2025. This decrease was driven by a decrease of $3.5 million in personnel costs following the Maritime Transaction, partially offset by an increase of $1.0 million in external consulting for marketing support.

General and Administrative

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2026	2025	% Change	2026	2025	% Change
General and administrative	$15,730	$13,762	14%	$47,996	$48,598	(1)%
Percentage of total revenue	87%	109%		93%	87%
Three Months Ended September 30, 2026, Compared to Three Months Ended September 30, 2025
General and administrative expenses increased $2.0 million, or 14%, for the three months ended September 30, 2026, compared with the three months ended September 30, 2025. This increase was due to an increase of $3.1 million in professional fees and an increase of $0.2 million in software and hosting fees. These increases were partially offset by a decrease of $1.0 million in personnel costs and a decrease of $0.5 million in facilities expense.
The increase in professional fees was primarily due to legal proceedings. See Part II, Item 1 of this Quarterly Report on Form 10-Q for additional information.
The decrease in personnel costs was driven by lower stock-based compensation of $1.2 million.
Nine Months Ended September 30, 2026, Compared to Nine Months Ended September 30, 2025
General and administrative expenses decreased $0.6 million, or 1%, for the nine months ended September 30, 2026, compared with the nine months ended September 30, 2025. This decrease was due to a decrease of $5.7 million in personnel costs and a decrease of $0.2 million in other operating expenses. These decreases were partially offset by an increase of $4.2 million in professional fees, and an increase of $0.4 million in software and hosting fees, an increase of $0.3 million in facilities expense, and an increase of $0.3 million in travel expenses.
The decrease in personnel costs was driven by lower stock-based compensation of $4.3 million and lower bonus and severance payments of $2.0 million, in each case primarily related to the Maritime Transaction. These decreases in personnel costs were partially offset by an increase of $0.4 million in recruiting fees.
The increase in professional fees was primarily due to legal proceedings. See Part II, Item 1 of this Quarterly Report on Form 10-Q for additional information.
Loss on Decommissioned Satellites and Other Assets Write-offs

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2026	2025	% Change	2026	2025	% Change
Loss on decommissioned satellites and other assets write-offs	$—	$—	—%	$1,435	$6,270	(77)%
Percentage of total revenue	—%	—%		3%	11%
Three Months Ended September 30, 2026, Compared to Three Months Ended September 30, 2025
There were no losses on decommissioned satellites and other assets write-offs for each of the three months ended September 30, 2026 and 2025.
Nine Months Ended September 30, 2026, Compared to Nine Months Ended September 30, 2025
Loss on decommissioned satellites and other assets write-offs decreased $4.8 million, or 77%, for the nine months ended September 30, 2026, compared with the nine months ended September 30, 2025. The loss for the nine months ended September 30, 2026 was primarily due to the deorbiting of two satellites and the Company’s decision to stop supporting one underperforming satellite. The loss for the nine months ended September 30, 2025 was primarily due to the Company’s decision to stop supporting three underperforming satellites and the deorbiting of three satellites.

Other (Expense) Income

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2026	2025	% Change	2026	2025	% Change
Interest income	$675	$1,015	(33)%	$1,931	$1,681	15%
Interest expense	$(4)	$(2)	100%	$(4)	$(7,418)	(100)%
Gain on sale of a business	$—	$—	*	$—	$154,305	*
Loss on extinguishment of debt	$—	$—	*	$—	$(12,008)	*
Change in fair value of contingent earnout liability	$—	$617	*	$—	$1,428	*
Change in fair value of warrant liabilities	$167	$51	227%	$(110)	$3,098	(104)%
Foreign exchange (loss) gain	$(616)	$(17)	3524%	$(2,821)	$10,774	(126)%
Other income (expense), net	$(226)	$(291)	(22)%	$(26)	$(802)	(97)%
Three Months Ended September 30, 2026, Compared to Three Months Ended September 30, 2025
Interest income decreased by $0.3 million, or 33%, for the three months ended September 30, 2026, compared with the three months ended September 30, 2025.
There was no change in fair value of contingent earnout liability for the three months ended September 30, 2026. For the three months ended September 30, 2025, we recorded a gain of $0.6 million. The gain in the three months ended September 30, 2025 was primarily due to a decrease in fair value resulting from an increase in the price of our Class A common stock. The liability expired in August 2026 and the earnout target was not achieved.
Change in fair value of warrant liabilities was a gain of $0.2 million for the three months ended September 30, 2026, compared to a gain of $0.1 million for the three months ended September 30, 2025.
We recognized a foreign exchange loss of $0.6 million for the three months ended September 30, 2026, compared to a de minimis loss for the three months ended September 30, 2025, representing a year-over-year change of $0.6 million. The loss in the three months ended September 30, 2026 was primarily driven by the remeasurement of intercompany balances denominated in U.S. Dollars held by our Luxembourg and Germany entities and owed to our U.S. entity resulting from the strengthening of the U.S. dollar relative to the Euro.
Other income (expense), net improved $0.1 million, or 22% for the three months ended September 30, 2026, compared to the three months ended September 30, 2025.
Nine Months Ended September 30, 2026, Compared to Nine Months Ended September 30, 2025
Interest income increased by $0.3 million, or 15%, for the nine months ended September 30, 2026, compared with the nine months ended September 30, 2025. This increase was primarily due to higher average balances held in marketable securities.
Interest expense decreased by $7.4 million, or 100%, for the nine months ended September 30, 2026, compared with the nine months ended September 30, 2025, due to the repayment of our outstanding debt on April 25, 2025.
Gain on sale of a business was $154.3 million for the nine months ended September 30, 2025, with no comparable amount for the nine months ended September 30, 2026. The gain was driven by the excess of proceeds from the sale of the maritime business over the net book value of the assets sold, net of transaction costs and other related adjustments.
Loss on extinguishment of debt was $12.0 million for the nine months ended September 30, 2025, with no comparable amount for the nine months ended September 30, 2026. The loss resulted from the repayment and termination of our debt facilities, including approximately $10.5 million related to the Blue Torch credit facility and $1.5 million related to the SIF loan, and included applicable premiums, exit fees, legal fees and other associated costs.
There was no change in fair value of contingent earnout liability for the nine months ended September 30, 2026. For the nine months ended September 30, 2025, we recorded a gain of $1.4 million. The gain in the nine months ended September 30, 2025 was primarily due to a decrease in fair value resulting from a decrease in the price of our Class A common stock. The liability expired in August 2026 and the earnout target was not achieved.
Change in fair value of warrant liabilities was a loss of $0.1 million for the nine months ended September 30, 2026, compared to a gain of $3.1 million for the nine months ended September 30, 2025. The gain in the nine months ended September 30, 2025 was primarily due to a decrease in fair value resulting from a decrease in the price of our Class A common stock. In addition, all warrants other than the Urgent Warrants were exercised on or before June 20, 2025; as a result, those warrants no longer impact changes in fair value of warrant liabilities subsequent to that date. For additional information regarding our warrants and the definition of Urgent Warrants, see Note 8 to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
We recognized a foreign exchange loss of $2.8 million for the nine months ended September 30, 2026, compared to a gain of $10.8 million for the nine months ended September 30, 2025, representing a year-over-year change of $13.6 million. The loss in the nine months ended September 30, 2026 was primarily driven by the remeasurement of intercompany balances denominated in U.S. Dollars held by our Luxembourg, Germany and U.K. entities and owed to our U.S. entity resulting from the strengthening of the U.S. dollar relative to the Euro and the British Pound Sterling. The gain in 2025 was primarily driven by the remeasurement of intercompany balances denominated in U.S. Dollars held by our Luxembourg and U.K. entities and owed to our U.S. entity. The weakening of the U.S. Dollar for the period ended September 30, 2025, relative to the Euro and British Pound Sterling at December 31, 2024, triggered the remeasurement and unrealized gain.
Other income (expense), net improved $0.8 million, or 97% for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025. This improvement was primarily due to a decrease in equity investment losses and liquidated damages paid to investors in the 2025 Private Placement, partially offset by lower tax credits.
Income Tax Provision

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2026	2025	% Change	2026	2025	% Change
Income tax provision (benefit)	$83	$(2)	(4,250)%	$401	$1,793	(78)%
Three Months Ended September 30, 2026, Compared to Three Months Ended September 30, 2025
Provision for income taxes for the three months ended September 30, 2026 was primarily due to the increase in pre-tax book income for our U.K. and Canadian entities. The income tax benefit for the three months ended September 30, 2025 was primarily due to a change in the annualized effective tax rate, which was based on revised forecasts of annual income.
Nine Months Ended September 30, 2026, Compared to Nine Months Ended September 30, 2025
Provision for income taxes for the nine months ended September 30, 2026 was primarily due to the increase in pre-tax book income for our U.K. and Canadian entities. The provision for income taxes for the nine months ended September 30, 2025 was primarily due to taxable income recognized from the gain on the sale of the maritime business.
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
We define EBITDA as net loss, plus depreciation and amortization expense, plus interest, net, plus income tax provision. EBITDA has limitations as an analytical tool and should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP.
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
•Change in fair value of contingent earnout liabilities and warrant liabilities. We exclude these non-cash gains and losses because they do not reflect the underlying operating performance of the business.
•Foreign exchange (gain) loss. We incur foreign currency gains and losses on foreign currency denominated receivables and payables. As we do not hedge these currency exposures, realized and unrealized foreign currency gains and losses result from fluctuations in exchange rates. Since such gains and losses are driven by macroeconomic factors and can vary significantly between periods, we believe their exclusion is useful to management and investors in evaluating the performance of our ongoing operations on a period-to-period basis.
•Other (income) expense, net. We exclude other (income) expense, net because it includes non-operating items and other gains and losses that are not reflective of our core operating performance and may fluctuate between periods, such as debt prepayment penalties, legal settlements, equity investment losses, and gains or losses on asset disposals.
•Stock-based compensation. We exclude these expenses primarily because they are non-cash charges used when we assess operating expenses and budgeting. Moreover, because of varying valuation methodologies and the award types under ASC Topic 718, we believe excluding stock-based compensation expenses allows investors to better compare our recurring core business results of operations and those of other companies.
•Loss on decommissioned satellites and other assets write-offs. We exclude these charges because they represent the accelerated write-off of assets that would otherwise be accounted for as depreciation and would be excluded as part of our EBITDA calculation.
•Other unusual and infrequent costs. We exclude these items because they are not reflective of our ongoing operating results. Examples include certain legal, accounting, and other professional fees associated with matters such as the Maritime Transaction, the SEC subpoena received in July 2025, and a Space Services customer dispute.
•Other acquisition accounting amortization. We exclude non-cash amortization of purchased data rights and certain purchased technologies as these expenses are the result of acquisition accounting and are not indicative of our core operating performance.
The following table outlines the reconciliation from net loss to Adjusted EBITDA for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Net (loss) income	$(20,252)	$(19,676)	$(66,064)	$76,399
Depreciation & amortization	3,955	2,557	11,036	9,494
Interest, net	(671)	(1,013)	(1,927)	5,737
Income tax provision	83	(2)	401	1,793
EBITDA	(16,885)	(18,134)	(56,554)	93,423
Adjustments to EBITDA:
Gain on sale of a business	—	—	—	(154,305)
Loss on extinguishment of debt	—	—	—	12,008
Change in fair value of contingent earnout liability	—	(617)	—	(1,428)
Change in fair value of warrant liabilities	(167)	(51)	110	(3,098)
Foreign exchange loss (gain)	616	17	2,821	(10,774)
Other (income) expense, net	226	291	26	802
Stock-based compensation	2,768	3,830	9,774	14,957
Loss on decommissioned satellites and other assets write-offs	—	—	1,435	6,270
Other unusual and infrequent costs(1)	4,861	2,898	14,992	12,024
Other acquisition accounting amortization	—	—	—	218
Adjusted EBITDA	$(8,581)	$(11,766)	$(27,396)	$(29,903)
(1) Includes (i) restructuring charges of $0.2 million and $2.3 million for the three and nine months ended September 30, 2026, respectively, and $0.2 million and $1.7 million for the three and nine months ended September 30, 2025, respectively, (ii) legal, accounting, and other professional fees of $4.6 million and $12.6 million for the three and nine months ended September 30, 2026, respectively, and $2.7 million and $8.8 million for the three and nine months ended September 30, 2025, respectively, and (iii) bonus expenses associated with the Maritime Transaction of $0.0 million and $1.5 million for the three and nine months ended September 30, 2025.
Limitations on the Use of Non-GAAP Financial Measures
There are limitations to using non-GAAP financial measures because non-GAAP financial measures are not prepared in accordance with GAAP and may be different from non-GAAP financial measures provided by other companies.
The non-GAAP financial measures are limited in value because they exclude certain items that may have a material impact upon our reported financial results. In addition, they are subject to inherent limitations as they reflect the exercise of judgments by management about which items are adjusted to calculate our non-

GAAP financial measures. We compensate for these limitations by analyzing current and future results on a GAAP basis as well as a non-GAAP basis and also by providing GAAP measures in our public disclosures. Some of these limitations are:
•Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and Adjusted EBITDA does not reflect cash capital expenditure requirements for such replacements or for new capital expenditure requirements;
•Adjusted EBITDA does not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments, on our former debt;
•Adjusted EBITDA does not reflect income tax payments that may represent a reduction in cash available to us; and
•Adjusted EBITDA does not reflect decommissioned satellites and other assets write-offs and does not reflect the cash capital expenditure requirements for the replacements of lost satellites. While these expenses could occur in a given year, the existence and magnitude of these costs could vary greatly and are unpredictable.
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
Liquidity and Capital Resources
As of September 30, 2026, our principal sources of liquidity to fund our operations are from cash and cash equivalents of $30.9 million and marketable securities of $47.1 million, primarily attributable to net proceeds of $109.5 million from the Maritime Transaction, net proceeds of $37.3 million from the 2025 Private Placement (as defined below), and net proceeds of $65.4 million from the 2026 Private Placement (as defined below).
Of the $30.9 million of cash and cash equivalents, approximately $12.5 million was held outside of the U.S., with the remaining $18.4 million held in the U.S. These amounts compare to cash and cash equivalents of $24.8 million as of December 31, 2025, of which $13.9 million was held outside of the U.S. and the remaining $10.9 million was held in the U.S. The cash and cash equivalent amounts are exclusive of restricted cash, which totaled $0.6 million as of each of September 30, 2026 and December 31, 2025.
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
Cash Flows
The following table summarizes our net cash used in operating activities, net cash provided by (used in) investing activities, and net cash provided by financing activities for the periods indicated:

	Nine Months Ended September 30,
(in thousands)	2026	2025
Net cash used in operating activities	$(54,537)	$(55,552)
Net cash (used in) provided by investing activities	$(11,669)	$142,923
Net cash provided by (used in) financing activities	$70,237	$(75,269)
Cash Flows from Operating Activities
Our largest source of operating cash inflows is cash collections from our customers. Our primary uses of cash from operating activities are for employee-related expenditures, expenses related to our technology infrastructure (including ground station costs), expenses related to our computing infrastructure (including computing power, database storage and content delivery costs), building infrastructure costs (including leases for office space), fees for third-party services, and marketing program costs.
Net cash used in operating activities was $54.5 million for the nine months ended September 30, 2026. The net cash used in operating activities reflected our net loss of $66.1 million, adjustments for non-cash items of $23.4 million and a $11.9 million change in net operating assets and liabilities. Non-cash items primarily consisted of $11.0 million of depreciation and amortization expense, $9.8 million of stock-based compensation expense, $2.2 million of amortization of operating lease right-of-use assets, a $1.4 million loss on decommissioned satellites and disposal of assets, and $1.2 million in other, net. Changes in operating assets and liabilities primarily included an increase of $4.7 million in contract assets, a decrease of $4.2 million in contract liabilities, a decrease of $3.2 million in operating lease liabilities, a decrease of $2.8 million in other accrued expenses, a decrease of $1.9 million in other current assets, a decrease of $0.8 million in accounts receivable, net, and an increase of $0.3 million in accounts payable.
Net cash used in operating activities was $55.6 million for the nine months ended September 30, 2025. The net cash used in operating activities reflected our net income of $76.4 million, adjustments for non-cash items of $135.7 million and a $3.8 million change in net operating assets and liabilities. Non-cash items primarily consisted of a $154.3 million gain on sale of a business, $23.7 million in transaction costs on sale of a business, a $3.1 million change in fair value of warrant liabilities, and a $1.4 million change in fair value of contingent earnout liability, partially offset by $15.0 million of stock-based compensation expense, $12.0 million of loss on extinguishment of debt, $9.5 million of depreciation and amortization expense, a $6.3 million loss on decommissioned satellites and disposal of assets, $2.3 million of amortization of operating lease right-of-use assets, and $1.8 million of other, net. Changes in operating assets and liabilities included a decrease of $7.3 million in accounts receivable, net due to lower sales following the sale of the maritime business, an increase of $3.2 million in contract liabilities primarily due to the sale of the maritime business, an increase of $3.3 million in other accrued expenses primarily due to bonus and severance accruals, and a decrease of $1.3 million in other long-term assets, partially offset by an increase of $3.4 million in other current assets, a decrease of $3.1 million in accounts payable primarily driven by improved vendor payment timeliness, an increase of $3.0 million in contract assets, and a decrease of $1.9 million in operating lease liabilities.
Cash Flows from Investing Activities
Cash flows from investing activities primarily relate to proceeds from the sale of a business and maturities of short-term investments, as well as purchases of short-term investments and capital assets.
The following table summarizes our net cash used in investing activities relating to capital expenditures by source of spend:

	Nine Months Ended September 30,		%
(dollars in thousands)	2026	2025	Change
Spire platform / infrastructure	$7,825	$4,108	90%
Customer funded (Space Services)	14,533	16,787	(13)%
Total capital expenditures	$22,358	$20,895	7%
Net cash used in investing activities was $11.7 million for the nine months ended September 30, 2026, due to $67.1 million of purchases of short-term investments, $22.4 million in purchases of property and equipment, and $0.5 million in additions of amortizable intangible assets, partially offset by cash from maturities of short-term investments of $78.3 million.
Net cash provided by investing activities was $142.9 million for the nine months ended September 30, 2025, due to proceeds from the sale of the maritime business, net of cash of $238.9 million and $22.6 million of maturities of short-term investments, partially offset by $97.7 million in purchases of short-term investments, and $20.9 million in purchases of property and equipment.
Cash Flows from Financing Activities
Net cash provided by financing activities was $70.2 million for the nine months ended September 30, 2026, due to net proceeds of $65.4 million from the 2026 Private Placement, proceeds of $4.5 million from the exercise of stock options, and proceeds of $0.3 million from our employee stock purchase plan. Net cash used in financing activities was $75.3 million for the nine months ended September 30, 2025, due to payments of $105.7 million on long-term debt and $9.1 million of applicable premium, exit fees, legal and other fees, partially offset by $37.3 million of proceeds from the 2025 Private Placement, proceeds of $1.8 million from the exercise of stock options, and proceeds of $0.4 million from our employee stock purchase plan.
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
We have experienced and may continue to experience fluctuations in our net loss as a result of gains or losses related to revaluing certain asset and current liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. We had losses of $0.6 million and $2.8 million for the three and nine months ended September 30, 2026, respectively, and a de minimis loss and a gain of $10.8 million for the three and nine months ended September 30, 2025, respectively. A hypothetical 10% strengthening or weakening of the U.S. Dollar relative to the currencies in which our revenue and expenses are denominated would have resulted in an increase or decrease in our pre-tax income of approximately $2.5 million for the nine months ended September 30, 2026.
Interest Rate Sensitivity
As of September 30, 2026, we had cash and cash equivalents of $30.9 million and short-term marketable securities of $47.1 million. The cash and cash equivalents and short-term marketable securities are held for working capital purposes or strategic investment purposes.
Inflation Risk
We are exposed to inflation risk. Inflationary factors, such as increases in component parts, labor and other overhead expenses, could impair our operating results. Although there has been a significant increase in inflation in recent periods, it has not had a substantial impact on our results of operations for the three and nine months ended September 30, 2026 or 2025. However, higher inflation in the future may negatively affect our operating and capital expenditures, which we may be unable to fully pass through to our customers.
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
We carried out an evaluation, with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2026. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of September 30, 2026 due to the material weaknesses in internal control over financial reporting previously disclosed in Part II, Item 9A. Controls and Procedures of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 and further described below.

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
i.Management did not design and maintain an effective control environment commensurate with the financial reporting requirements of a public company. Specifically, management lacked a sufficient number of professionals with an appropriate level of internal controls and accounting knowledge, training, and experience to appropriately analyze, record and disclose accounting matters timely and accurately. Additionally, the lack of a sufficient number of professionals resulted in an inability to consistently establish appropriate authorities and responsibilities in pursuit of the Company’s financial reporting objectives, as demonstrated by, among other things, insufficient segregation of duties in the Company’s finance and accounting functions. This material weakness contributed to the following additional material weaknesses described below.
ii.Management did not design and maintain an effective risk assessment process at a precise enough level to identify new and evolving risks of material misstatement in the Company’s financial statements. Specifically, changes to existing controls or the implementation of new controls have not been sufficient to respond to changes to the risks of material misstatement in the financial statements.
iii.Management did not design and maintain effective controls over the segregation of duties related to journal entries and account reconciliations. Specifically, certain personnel had the ability to both (a) create and post journal entries within the Company's general ledger system, and (b) prepare and review account reconciliations.
The material weaknesses above resulted in certain audit adjustments, which were recorded prior to the issuance of the consolidated financial statements as of and for the year ended December 31, 2020 and as of and for the three months ended June 30, 2025.
iv.Management did not design and maintain effective controls over the accounting for the Company’s Space Services and research and development services (“R&D Services”) with customers. Specifically, management did not design and maintain effective controls over the identification of and allocation of transaction price and costs to performance obligations to ensure revenue is recognized at the time performance obligations are satisfied, the identification and accounting for embedded leases, the classification and accounting for costs incurred in connection with performing services, the recognition of allowances for current expected credit losses, and the identification and accounting for uninstalled materials. This material weakness resulted in (a) the restatement of the Company’s previously filed consolidated financial statements as of and for the years ended December 31, 2023 and 2022, the Company’s unaudited condensed consolidated financial statements as of the quarter ends and for the interim periods in the years ended December 31, 2023 and 2022, and the Company's unaudited condensed consolidated financial statements as of and for the quarter ended March 31, 2024, and (b) immaterial audit adjustments to revenue and contract liabilities, current portion as of and for the three months ended June 30, 2025.
v.Management did not design and maintain effective controls related to the identification of and accounting for certain non-routine, unusual or complex transactions, including the proper application of GAAP to such transactions. Specifically, management did not design and maintain:
a.controls to timely identify and account for warrant instruments, which resulted in the restatement of the previously issued financial statements of NavSight related to adjustments to warrant liabilities and equity as of and for the year ended December 31, 2020;
b.controls to account for business combinations, including the associated valuation estimates and the completeness and accuracy of the opening balance sheet, which did not result in a misstatement to the Company’s consolidated financial statements;
c.controls to timely identify and account for the fair value of the contingent earnout liability, which resulted in an error in the fair value of the contingent earnout liability in, and the restatement of, the Company’s previously issued unaudited condensed consolidated financial statements as of and for each of the interim periods ended September 30, 2021, March 31, 2022 and June 30, 2022 and the Company’s consolidated financial statements as of and for the year ended December 31, 2021; and
d.controls to appropriately identify and account for participating securities under the two-class method of determining and presenting net income (loss) per share, which resulted in a material audit adjustment to basic and diluted income (loss) per share for the three months ended June 30, 2025.
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
Changes in Internal Control over Financial Reporting
There have been no changes (other than those described above) in the Company’s internal control over financial reporting during the three months ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
In January 2026, the arbitral tribunal held an evidentiary hearing and on July 31, 2026, the arbitral tribunal issued a Final Award in the amount of approximately $12.4 million plus post-Award interest in our favor. Among other things, the tribunal dismissed all of NorthStar’s claims, including its claims that the Framework Agreement was induced by fraudulent misrepresentation and that Legacy Spire breached the Space Services contract, granted Legacy Spire’s counterclaim on the promissory note, and granted Legacy Spire’s counterclaims for costs incurred as a result of the interlocutory injunction and for costs of the arbitration. The Final Award is final and binding on the parties under the arbitration agreement and the rules under which the arbitration was conducted, and the amount awarded is immediately due and payable. In October 2026, NorthStar made a partial payment of approximately $2.8 million. We expect that NorthStar will pay half of the remaining amount awarded before December 31, 2026 and the remaining amount in 2027. We continue to discuss other impacts of the Final Award with NorthStar. We will recognize the Final Award in the period in which the amount is determined to be realizable. For the three and nine months ended September 30, 2026, no amounts related to the Final Award have been recognized.
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

Item 1A. Risk Factors
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
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the three months ended September 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement (as defined in the SEC’s rules).
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

32.1*	Certifications of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026 has been formatted in Inline XBRL
*The certifications attached as Exhibit 32.1 that accompany this Quarterly Report on Form 10-Q are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Spire Global, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPIRE GLOBAL, INC.

Date: November 10, 2026	By:	/s/ Theresa Condor
Theresa Condor
President, Chief Executive Officer and Director
(Duly Authorized Officer and Principal Executive Officer)

Date: November 10, 2026	By:	/s/ Alison Engel
Alison Engel
Chief Financial Officer
(Principal Financial and Accounting Officer)